Form 10QSB
period 1999-12-31
INTERMOST CORP
filed 2000-02-15
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .

                           Commission File No. 0-30430

                              INTERMOST CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Utah                                             87-0418721
-------------------------------                 --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                 38th Floor, Guomao Building, Renmin South Road
                             Shenzhen, China 518005
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 86 755 220 1941
                           ---------------------------
                           (Issuer's telephone number)

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     As of December 31, 1999, 9,824,112 shares of Common Stock of the issuer were outstanding.

                              INTERMOST CORPORATION

                                      INDEX


                                                                          Page
                                                                          Number
                                                                         -------
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets -
            December 31, 1999 and June 30, 1999  .........................   1

            Consolidated Condensed Statements of Operations -
            For the three months ended December 31, 1999 and 1998.........   2

            Consolidated Condensed Statements of Operations -
            For the six months ended December 31, 1999 and 1998...........   3

            Consolidated Condensed Statements of Cash Flows -
            For the six months ended December 31, 1999 and 1998 ..........   4

            Notes to Consolidated Condensed Financial Statements..........   5

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results  of Operations....................................   7

PART II - OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds...............  12
         Item 6.  Exhibits and Reports on Form 8-K........................  12

SIGNATURES    ............................................................  13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     INTERMOST CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                             June 30, 1999        December 31, 1999
                                                             -------------        -----------------
                                                                 RMB             RMB             US$

Current assets:
     Cash and cash equivalents                               4,376,907        3,025,032        365,342
     Accounts receivable, net                                   63,996        1,292,773        156,132
     Deferred compensation expense                                   -        4,552,576        549,828
     Deposits, prepayments and other receivables               946,951        3,747,851        452,639
     Due from related companies                                168,953          216,249         26,117
                                                             ---------       ----------      ---------
        Total current assets                                 5,556,807       12,834,481      1,550,058
                                                             ---------       ----------      ---------
Machinery and equipment, net                                   820,730        1,252,532        151,272
Intangible assets                                            2,400,000        1,799,997        217,391
Due from a joint venture partner                               243,291        1,549,999        187,198
                                                             ---------       ----------      ---------
     Total assets                                            9,020,828       17,437,009      2,105,919
                                                             =========       ==========      =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accruals                                                1,168,482        1,614,120        194,942
     Deposits from customers                                   158,901          664,263         80,225
     Business tax payable                                       26,173           50,549          6,105
     Due to directors                                          254,420          245,038         29,594
                                                             ---------       ----------      ---------
        Total current liabilities                            1,607,976        2,573,970        310,866
                                                             ---------       ----------      ---------
Minority interest                                                    -        1,340,987        161,955
                                                             ---------       ----------      ---------
Shareholders' equity:
     Common stock                                               81,318           81,318          9,821
     Shares to be issued                                             -        8,280,000      1,000,000
     Less: subscription receivable                                   -       (4,140,000)      (500,000)
     Additional paid-in capital                              9,278,162       14,248,571      1,720,842
     Accumulated deficit                                    (1,954,378)      (4,946,455)      (597,398)
     Cumulative translation adjustments                          7,750           (1,382)          (167)
                                                             ---------       ----------      ---------
        Total shareholders' equity                           7,412,852       13,522,052      1,633,098
                                                             ---------       ----------      ---------
        Total liabilities and shareholders'
           equity                                            9,020,828       17,437,009      2,105,919
                                                             =========       ==========      =========

    The accompanying notes are an integral part of these financial statements

                     INTERMOST CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                Three Months Ended December 31,
                                             -----------------------------------
                                              1998                1999
                                             ------              ------
                                              RMB            RMB          US$

Net sales                                   551,647      3,605,352      435,429
Cost of services                            116,558      3,194,407      385,798
                                            -------      ---------     ---------
Gross Profit                                435,089        410,945       49,631

Selling, general and administrative
   expenses                                (513,128)    (3,295,672)    (398,028)
Other income, net                               596         36,216        4,374
                                            -------      ---------     ---------
Income (loss) before income taxes
   and minority interest                    (77,443)    (2,848,511)    (344,023)

Provision for income taxes                        -              -            -
                                            -------      ---------     ---------
Income (loss) before minority interest      (77,443)    (2,848,511)    (344,023)

Minority interest                                 -        159,009       19,204
                                            -------      ---------     ---------
Net income (loss)                           (77,443)    (2,689,502)    (324,819)
                                            =======      =========     =========
Net income (loss)
  per common share - Basic                    (0.01)         (0.28)      (0.03)
                                            =======      =========     =========
Weighted average number of
   shares outstanding                     8,456,420      9,755,178   9,755,178
                                          =========      =========   ===========

    The accompanying notes are an integral part of these financial statements

                     INTERMOST CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                             Six Months Ended December 31,
                                        --------------------------------------
                                          1998                  1999
                                        --------              ---------
                                          RMB            RMB             US$

Net sales                              1,099,021      6,317,689        763,006
Cost of services                         231,327      4,948,492        597,644
                                       ---------      ---------       ---------
Gross Profit                             867,694      1,369,197        165,362

Selling, general and administrative
   expenses                             (820,564)    (4,556,500)      (550,302)
Other income, net                            596         36,217          4,374
                                       ---------      ---------       ---------
Income (loss) before income taxes
   and minority interest                  47,726     (3,151,086)      (380,566)

Provision for income taxes                     -              -              -
                                       ---------      ---------       ---------
Income (loss) before minority interest    47,726     (3,151,086)      (380,566)

Minority interest                              -        159,009         19,204
                                       ---------      ---------       ---------
Net income (loss)                         47,726     (2,992,077)      (361,362)
                                       =========      =========       =========
Net income (loss)
  per common share - Basic                  0.01          (0.31)         (0.04)
                                       =========      =========       =========
Weighted average number of
   shares outstanding                  8,456,061      9,758,579      9,758,579
                                       =========      =========      ==========

    The accompanying notes are an integral part of these financial statements

                     INTERMOST CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended December 31,
                                                       -----------------------------
                                                        1998                1999
                                                       ------              -------
                                                        RMB          RMB           US$

Cash flows from operating activities:
   Net income (loss)                                   47,726    (2,992,077)     (361,362)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
       Amortization                                         -       600,002        72,464
       Depreciation of machinery and equipment          9,621       181,266        21,892
       Minority interest                                    -      (159,009)      (19,204)
       Compensation expense                                 -       417,834        50,463
   (Increase) decrease in operating assets -
       Accounts receivable, net                      (160,599)   (1,228,777)     (148,403)
       Deposits, prepayments and other receivables   (388,440)                   (338,273)
       Due from related companies                          -     (2,800,900)       (5,712)
   Increase (decrease) in operating liabilities -
       Accruals                                       102,713       445,638        53,821
       Deposits from customers                              -       505,362        61,034
       Business tax payable                                 -        24,376         2,944
       Other payables                                 756,154             -             -
       Due to directors                                     -        (9,381)       (1,133)
                                                     ---------    ---------      ---------
Net cash used in operating activities                 367,177    (5,062,963)     (611,469)
                                                     ---------    ---------      ---------
Cash flows from investing activities:
   Purchase of plant and equipment                   (165,964)     (613,068)      (74,042)
   Increase in due from a joint venture partner             -    (1,306,708)     (157,815)
                                                     ---------    ---------      ---------
Net cash used in investing activities                (165,964)   (1,919,776)     (231,857)
                                                     ---------    ---------      ---------
Cash flows from financing activities:
   Cash received from joint venture partner                 -     1,499,997       181,159
   Cash received from a subscriber                          -     4,140,000       500,000
   Cash proceeds from issuance of capital stock        55,658             -             -
                                                     ---------    ---------      ---------
   Net cash provided by financial activities           55,658     5,639,997       681,159
                                                     ---------    ---------      ---------
Effect of cumulative translation adjustment                 -        (9,133)       (1,103)

Net increase (decrease) in cash and cash equivalents  256,870    (1,351,876)     (163,270)

Cash and cash equivalents, beginning of period              -     4,376,907       528,612
                                                     ---------    ---------      ---------
Cash and cash equivalents, end of period              256,870     3,025,032       365,342
                                                     =========    =========      =========


   The accompanying notes are an integral part of these financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. These financial statements have not been audited by independent accountants. The June 30, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-SB. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 2000.

2.   CURRENCY PRESENTATION AND FOREIGN CURRENCY TRANSLATION

     Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 1999 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

3.   INVESTMENT IN JIAYIN

     In the quarter ended December 31, 1999, Jiayin E-Commerce Development Company Ltd. ("Jiayin") was formed and registered. The Company contributed US$423,000 for a 70% interest in Jiayin and Shenzhen Jiayin Investment Development Co., Ltd. contributed US$181,000 for a 30% interest in Jiayin. Jiayin paid US$544,000 to Shenzhen Jiayin Investment Development Co., Ltd. for the technological know-how relating to cyber-cash and telephone payment systems.

4.   MINORITY INTEREST

     In connection with the formation of the Jiayin, the Company recorded a minority interest of US$161,955 reflecting the portion of the Jiayin not owned by the Company.

5.   SHAREHOLDERS' EQUITY

     During the quarter ended December 31, 1999, the Company received subscription proceeds of US$500,000 from the offer of 400,000 shares of common stock, out of a total of 800,000 shares offered, at US$1.25 per share. The shares issuable in connection with the receipt of those proceeds had not been issued at December 31, 1999. Subscriptions for the remaining 400,000 shares, purchasable for $500,000, had been received but subscription proceeds had not been received at December 31, 1999.

6.   COMPENSATION EXPENSE

     Under a two-year employment contract, the Company has agreed to issue 15,000 shares of common stock to an employee after each six months of employment commencing on November 15, 1999. In this connection, US$17,260 has been recorded as compensation expense during the three months and six months ended December 31, 1999 by reference to the average market price of the Company's common stock during the period from November 15, 1999 to December 31, 1999.

     Pursuant to the aforementioned employment contract, the Company granted to the employee stock options to purchase (i) 250,000 shares of common stock of the Company at US$3.50 per share exercisable after November 2000, and
     (ii) 250,000 shares of common stock of the Company at US$4.00 per share exercisable after November 2001. In this connection, compensation cost of US$33,203 has been recorded during the three months and six months ended December 31, 1999.

7.   SUBSEQUENT EVENTS

     a.   Dunwell Computer (Hong Kong) Ltd.
          ---------------------------------
          In January 2000, the Company signed a Letter of Intent to purchase Dunwell Computer (Hong Kong) Ltd. Dunwell is a Hong Kong licensed Internet Service Provider and e-commerce solutions provider. Pursuant to the terms of the Letter of Intent, the Company will pay HK$2.8 million (equivalent to approximately US$361,757) for 70% of the stock of Dunwell. The purchase price is payable 50% in cash and 50% in stock at US$3.50 per share. Closing of the purchase of Dunwell is subject to execution of definitive documents and satisfaction of standard closing conditions.

     b.   Authorization of Issuance of Shares to Employees
          ------------------------------------------------
          In January 2000, the Company's board authorized the issuance of 41,110 restricted shares of common stocks to selected non-executive key employees with over one year employment as a one-time bonus recognizing their contribution in the company start-up stage. The Company expects to recognize a charge during the quarter ending March 31, 2000 in connection with the issuance of those shares.

     c.   Issuance of Shares to Jiayin Investment Development Co.
          -------------------------------------------------------
          In January 2000, the Company issued 75,512 restricted shares of common stock to Shenzhen Jiayin Investment Development Co. Ltd. for $302,045 pursuant to the terms of the Jiayin Joint Venture agreement.

     d.   Private Placement Agreements
          ----------------------------
          In January 2000, the Company entered into private placement agreements with three investors pursuant to which those investors agreed to purchase a total of 953,334 shares of restricted common stock in exchange for $3 million. As of January 31, 2000, subscription proceeds of $1.58 million had been deposited with the Company in connection with the subscriptions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to the Company's Form 10-SB.

Material Changes in Results of Operations for the Six Months Ended December 31, 1999 as Compared to the Six Months Ended December 31, 1998.

     Net sales are derived principally from web advertisement, web site design, information fees, systems integration and e-commerce solutions, referred to as "business portals and e-commerce solutions", and from software design and general internet solutions and business consulting services, referred to as "software development and consulting commission income".

     The following table reflects the total net sales and percentage of net sales represented by business portals and e-commerce solutions and by software development and consulting services, and percent change in each of those categories, for the periods indicated:

                                                                                                                   Percent
                                               Total Net Sales                Percent of Total Net Sales         Change from
                                                                                                                 six months
                                                                                                                    ended
                                                                                                                December 31,
                                                                                                                 1998 to six
                                                                                                                months ended
                                                                                                                December 31,
                                                                                                                    1999
                                       ---------------------------------    --------------------------------

                                        Six Months Ended December 31,        Six Months Ended December 31,
                                       ---------------------------------    --------------------------------
                                            1998              1999
                                            US$               US$               1998              1999
                                       ---------------   ---------------    --------------    --------------    --------------

Business portals and
e-commerce solutions
- Web site design and development              94,908           225,029             71.5%             29.5%            137.1%
- Web advertisement                            31,510            64,257             23.7%              8.4%            103.9%
- Systems sales and integration                     0           320,858              0.0%             42.1%              n.m.
- Web hosting                                   6,314            26,541              4.8%              3.5%            320.4%
- Telephone payment systems                         0               221              0.0%              0.0%              n.m.
                                       ---------------   ---------------    --------------    --------------
                                              132,732           636,906            100.0%             83.5%            379.8%
Software development and consulting
- Software development                              0           126,100              0.0%             16.5%              n.m.
- Consulting                                        0                 0              0.0%              0.0%              n.m.
                                       ---------------   ---------------    --------------    --------------
                                                    0           126,100              0.0%             16.5%              n.m.
                                       ---------------   ---------------    --------------    --------------
     Total                                    132,732           763,006            100.0%            100.0%            474.8%
                                       ===============   ===============    ==============    ==============

     The increase in each category of revenues during the six months ended December 31, 1999 was primarily attributable to marketing efforts and increased name brand awareness in connection with those efforts and the operation of our www.ChinaE.com site. Nominal revenues were received during the quarter ended December 31, 1999 from the commencement of telephone payment systems by the Jiayin Joint Venture.

     Cost of Services. Cost of services consist principally of salary for computer network technicians, costs of systems sales and integration, subcontract fees, depreciation and amortization, and other costs associated with the same, including travel, welfare, office and related expenses allocable to the engineering and technician staff. Additionally, other cost of services includes certain other costs associated with the offering of special promotional packages, which package included participation in a seminar, lodging and advertisement.

     The following table reflects the principal components of cost of services and percentage of net sales represented by each component for the periods indicated:

                                                                                                                   Percent
                                            Total Cost of Services            Percent of Total Net Sales         Change from
                                                                                                                 six months
                                                                                                                    ended
                                                                                                                December 31,
                                                                                                                 1998 to six
                                                                                                                months ended
                                                                                                                December 31,
                                                                                                                    1999
                                       ---------------------------------    --------------------------------

                                        Six Months Ended December 31,        Six Months Ended December 31,
                                       ---------------------------------    --------------------------------
                                            1998              1999
                                            US$               US$               1998              1999
                                       ---------------   ---------------    --------------    --------------    --------------

Engineering/technician salaries             10,958            73,572              8.3%              9.6%            571.4%
Subcontract fees                                 0           109,771              0.0%             14.4%              n.m.
Cost of system sales and integration             0           311,259              0.0%             40.8%              n.m.
Depreciation                                 1,273             7,498              1.0%              1.0%            489.0%
Other                                       15,707            95,544             11.8%             12.5%            508.3%
                                      -------------   ---------------    --------------    --------------
     Total                                  27,938           597,644             21.0%             78.3%          2,039.2%
                                      =============   ===============    ==============    ==============

     For the six months ended December 31, 1999, costs of services increased 2039.2%, to US$597,644, or 78.3% of net sales, compared to US$27,938, or 21% of net sales, for the six months ended December 31, 1998.

     The principal components of cost of services during the six months ended December 31, 1999 were engineer/technician salaries; subcontract fees; cost of hardware; other costs associated with support on the engineering/technician staff; and depreciation of equipment utilized in connection with services.

     The increase in costs of services was principally attributable to expenditures to support the increase in net sales, including an increase in engineering/technician headcount from 7 at December 31, 1998 to 95 at December 31, 1999 and the sale of certain hardware during the current period. The increase in costs of services as a percentage of revenues was primarily attributable to the sale of hardware which has a lower profit margin than service revenues.

     Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") consists principally of (1) sales commissions, advertising, trade show and seminar expenses, and direct-field sales expense,
(2) salary for administrative and sales staff, (3) corporate overhead and (4) amortization of intangibles.

     The  following  table  reflects  the  principal   components  of  SG&A  and
percentage of net sales represented by each component for the periods indicated:

                                                                                                                   Percent
                                                  Total SG&A                  Percent of Total Net Sales         Change from
                                                                                                                 six months
                                                                                                                    ended
                                                                                                                December 31,
                                                                                                                 1998 to six
                                                                                                                months ended
                                                                                                                December 31,
                                                                                                                    1999
                                       ---------------------------------    --------------------------------

                                        Six Months Ended December 31,        Six Months Ended December 31,
                                       ---------------------------------    --------------------------------
                                            1998              1999
                                            US$               US$               1998              1999
                                       ---------------   ---------------    --------------    --------------    --------------

Sales and marketing salaries and
commissions                                    20,329            45,715             15.3%              6.0%            124.9%
Other sales and marketing expenses             14,219           100,641             10.7%             13.2%            607.8%
Rentals                                        10,047            15,046              7.6%              2.0%             49.8%
Administrative salaries                        25,600            44,761             19.3%              5.9%             74.8%
Other corporate                                28,907           271,675             21.8%             35.6%            839.8%
Amortization of intangibles                         -            72,464                 -              9.5%              n.m.
                                       ---------------   ---------------    --------------    --------------
     Total                                     99,102           550,302             74.7%             72.1%            455.3%
                                       ===============   ===============    ==============    ==============

     For the six months ended December 31, 1999, SG&A increased 455.3%, to US$550,302, or 72.1% of net sales, compared to US$99,102, or 74.7% of net sales, for the six months ended December 31, 1998.

     The increase in SG&A has been principally  attributable to a combination of
(1) aggressive marketing efforts associated with the commencement and growth of revenue producing operations, including costs associated with sales commissions, attendance at international trade conferences, industry journal advertising and other related expenses, (2) an increase in administrative support staff and corporate overhead to support anticipated growth in revenues, including non-cash charges totaling US$50,463 associated with the Company's agreement to issue certain shares and options to an officer, and (3) amortization of intangibles.

     The principal components of SG&A during the six months ended December 31, 1999 were sales and marketing salaries and commissions; other marketing expenditures; administrative salaries and benefits; other corporate expense, which includes occupancy expense, general office expenses travel, general staff welfare expense and consulting fees, among others; and amortization of intangibles.

     Amortization expense relates eighty systems integration contracts from Labtam Corporation in July 1999. At the time of the acquisition, five of those contracts were active and seventy-five contracts were inactive and are viewed as the purchase of a customer list.

     In accordance with the terms of the agreement, we issued 69,700 shares of common stock to Labtam as payment in full of the purchase price of the contracts. The market value of those shares, approximately US$290,000, was recorded as an intangible asset.

     The intangible asset is being amortized over a 24 month period, representing the life of the contracts. During the six ended December 31, 1999, we recorded a charge for amortization of the contracts of US$72,464. We will incur amortization expense approximately US$36,000 for each quarter through June 30, 2001.

     Other Income. Other income consists principally of interest income. For the six months ended December 31, 1999 other income totaled US$4,374 compared to US$0 of other income for the six months ended December 31, 1998. The increase in other income was attributable to increased balances of cash held in interest bearing accounts.

     Minority Interest. Minority interest of US$19,204 was reported during the current period. No minority interest was reported during the prior year period. Minority interest reflects the proportionate interest in the earnings/(loss) of Jiayin Joint Venture not attributable to the Company.

Material Changes in Financial Condition, Liquidity and Capital Resources.

     At December 31, 1999 we had cash and cash equivalents of US$365,342 and working capital of US$1,239,192 as compared to US$528,612 of cash and cash equivalents and US$476,912 of working capital at June 30, 1999.

     Operations used US$611,469 of cash during the six months ended December 31, 1999 and provided US$44,345 of cash during the six months ended December 31, 1998. Funds used in operations primarily relate to the losses incurred during the period, increases in trade and other receivables and increases in other current and non-current assets, all relating to the start-up and growth of operations, which were partially offset by an increase in trade payables.

     Investing activities used US$231,857 during the six months ended December 31, 1999 and US$20,044 during the six months ended December 31, 1998. Funds used in investing activities consist of purchases of equipment to support operations and amounts due from our joint venture partner, Jiayin Investment Company Limited.

     Financing activities provided US$681,159 of cash during the six months ended December 31, 1999 and US$6,722 during the six months ended December 31, 1998. The cash provided by financing activities was attributable to the receipt of subscription proceeds totaling US$500,000 relating to the sale of 400,000 shares of common stock and the receipt of cash from our joint venture partner during the current period and the receipt of proceeds from the sale of common stock during the prior year period.

     We had no long term debt at December 31, 1999 or June 30, 1999.

     Subsequent to December 31, 1999, in January 2000, we issued 75,512 restricted shares of common stock to Shenzhen Jiayin Investment Development Co. Ltd. for US$302,045 pursuant to the terms of the Jiayin Joint Venture agreement.

     In January 2000, we also entered into private placement agreements with three investors pursuant to which those investors agreed to purchase a total of 953,334 shares of restricted common stock in exchange for US$3 million. As of January 31, 2000, subscription proceeds of US$1.58 million had been deposited with us in connection with the subscriptions.

     In January  2000,  we also  signed a Letter of Intent to  purchase  Dunwell
Computer (Hong Kong) Ltd. Dunwell is a Hong Kong licensed Internet Service Provider and e-commerce solutions provider. Pursuant to the terms of the Letter of Intent, we will pay HK$2.8 million, approximately US$361,757 for 70% of the stock of Dunwell. The purchase price is payable 50% in cash and 50% in stock at US$3.50 per share. Closing of the purchase of Dunwell is subject to execution of definitive documents and satisfaction of standard closing conditions.

     Depending upon the rate of growth and the growth initiatives undertaken, we may seek additional capital in the future to support expansion of operations and acquisitions. We are presently involved in discussions with various financing sources with respect to providing equity financing, including completion of the sale of shares pursuant to the offering which commenced during the quarter ended December 31, 1999.

Certain Factors Affecting Future Operating Results

     Our operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including the level and rate of acceptance of our products and services by the Chinese people, continued growth in use of the Internet in China, entry of new competition (including established companies from outside of China and companies with substantially greater resources), fluctuations in the level of orders for services which are received and can be delivered in a quarter, rescheduling or cancellation of orders by customers, competitive pressures on selling prices, changes in product, service or customer mix, rapid changes in technology, dependence upon certain key employees, availability and cost of computer technicians, loss of any strategic relationships, our ability to introduce new products and services on a timely basis, new product and service introductions by our competitors, requirements for additional capital to support future growth and acquisitions, fluctuations in exchange rates, and general economic conditions, among others. Various factors which effect our future operating results are discussed in our Form 10-SB.

     Subsequent to December 31, 1999, our board authorized the issuance of 41,110 restricted shares of common stocks to selected non-executive key employees with over one year employment as a one-time bonus recognizing their contribution in the company start-up stage. We expect to recognize a charge during the quarter ending March 31, 2000 in connection with the issuance of those shares.

     Future revenues and operating results may also be effected by the operations of Dunwell Computer (Hong Kong ) Ltd. if we consummate the acquisition of Dunwell pursuant to an existing letter of intent.

     Except as noted above, we are not aware of any trends, events or uncertainties which have had, or are reasonably likely to have, a material impact on our operations or our short-term or long-term liquidity.

Year 2000 Issue

     We experienced no material failures as a result of the Year 2000 Issue and our financial condition and results of operations at, and for the period ended, December 31, 1999 were not materially effected by the Year 2000 Issue.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     (a) In December 1999, the Company received subscriptions and subscription proceeds with respect to the offer and sale of 400,000 shares of common stock.

     (b) The securities were offered without the use of an underwriter or placement agent and were sold to a total of 8 accredited investors.

     (c) The securities were offered for aggregate consideration of US$500,000. No underwriting discounts or commissions were paid.

     (d) The offer and sale of the securities was made in reliance on the exemption set out in Section 4(2) of the Securities Act of 1933. The shares were offered without general solicitation or advertising to a limited group of accredited investors. Certificates evidencing the shares had not been issued as of December 31, 1999 but will bear legends restricting transferability.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

      Exhibit No.         Description
      -----------        -------------
       27.1          Financial Data Schedule

     (b)  Reports on Form 8-K

               None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INTERMOST CORPORATION


Dated: February 15, 2000        By: /s/ Jun Liang
                                   -----------------------------------
                                    Jun Liang, President and C.E.O,
                                    Principal Accounting and Financial
                                    Officer