Form 10QSB
period 2000-03-31
INTERMOST CORP
filed 2000-05-16
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to              .
                                            ----------   ------------

                           Commission File No. 0-30430

                              INTERMOST CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Utah                                           87-0418721
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                 38th Floor, Guomao Building, Renmin South Road
                             Shenzhen, China 518005
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 86 755 220 1941
                           ---------------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of May 1, 2000, 11,040,968 shares of Common Stock of the issuer were outstanding.

                              INTERMOST CORPORATION

                                      INDEX


                                                                          Page
                                                                          Number
                                                                         -------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets - March
                  31, 2000 and June 30, 1999  ...........................   1

                  Consolidated Condensed Statements of Operations -
                  For the three months ended March 31, 2000 and 1999.....   2

                  Consolidated Condensed Statements of Operations -
                  For the nine months ended March 31, 2000 and 1999......   3

                  Consolidated Condensed Statements of Cash Flows -
                  For the nine months ended March 31, 2000 and 1999 .....   4

                  Notes to Consolidated Condensed Financial Statements...   5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................   9

PART II - OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds..............  13
         Item 6.  Exhibits and Reports on Form 8-K.......................  14

SIGNATURES    ...........................................................  15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     INTERMOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                  June 30, 1999          March 31, 2000
                                                                 ---------------    ------------------------
                                                                      RMB             RMB              US$
                                                                    --------        -------          -------

Current assets:
     Cash and cash equivalents                                     4,376,907       26,981,804      3,258,672
     Accounts receivable, net                                         63,996          500,322         60,427
     Deferred compensation expense                                         -        3,716,909        448,902
     Deposits, prepayments and other receivables                     946,951        6,389,082        771,628
     Due from related companies                                      168,953           72,345          8,737
                                                                  -----------     ------------    -----------
        Total current assets                                       5,556,807       37,660,462      4,548,366
                                                                  -----------     ------------    -----------
Machinery and equipment, net                                         820,730        4,238,320        511,874
Intangible assets                                                  2,400,000        6,565,677        792,956
Due from a joint venture partner                                     243,291                -              -
                                                                  -----------     ------------    -----------
     Total assets                                                  9,020,828       48,464,459      5,853,196
                                                                  ===========     ============    ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accruals                                                      1,168,482        2,629,585        317,583
     Deposits from customers                                         158,901          206,525         24,943
     Business tax payable                                             26,173           49,487          5,977
     Other payables                                                        -           17,432          2,105
     Due to a joint venture partner                                        -           30,000          3,623
     Due to directors                                                254,420          236,498         28,563
                                                                  -----------     ------------    -----------
        Total current liabilities                                  1,607,976        3,169,527        382,794
                                                                  -----------     ------------    -----------
Minority interest                                                          -        4,254,613        513,842
                                                                  -----------     ------------    -----------
Shareholders' equity:
     Common stock                                                     81,318           90,811         10,968
     Common stock subscribed                                               -            6,624            800
     Shares to be issued                                                   -        8,280,000      1,000,000
     Less: subscription receivable                                         -       (3,270,600)      (395,000)
     Additional paid-in capital                                    9,278,162       45,289,262      5,469,718
     Accumulated deficit                                          (1,954,378)      (9,354,392)    (1,129,757)
     Cumulative translation adjustments                                7,750           (1,386)          (169)
                                                                  -----------     ------------    -----------
        Total shareholders' equity                                 7,412,852       41,040,319      4,956,560
                                                                  -----------     ------------    -----------
        Total liabilities and shareholders'
           equity                                                  9,020,828       48,464,459      5,853,196
                                                                  ===========     ============    ===========

    The accompanying notes are an integral part of these financial statements

                     INTERMOST CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                             Three Months Ended March 31,
                                                       ---------------------------------------
                                                        1999                     2000
                                                       -------         -----------------------
                                                        RMB             RMB              US$
                                                       -------         ------           ------

Net sales                                             898,041        3,030,463         365,998
Cost of services                                      532,139        2,245,437         271,188

Gross Profit                                          365,902          785,026          94,810

Selling, general and administrative
   expenses                                          (794,300)      (5,284,031)       (638,168)
Gain on dilution of interest in subsidiary                  -           57,808           6,982
Other income, net                                         265           34,693           4,190
                                                     ---------      ----------       ----------
Loss before income taxes
   and minority interest                             (428,133)      (4,406,504)       (532,186)

Provision for income taxes                                  -                -               -
                                                     ---------      ----------       ----------
Loss before minority interest                        (428,133)      (4,406,504)       (532,186)

Minority interest                                           -          157,579          19,031
                                                     ---------      ----------       ----------
Net loss                                             (428,133)      (4,248,925)      (513,155)
                                                     =========      ==========       ==========
Net loss
  per common share - Basic                              (0.09)           (0.40)         (0.05)
                                                     =========      ==========       ==========
Weighted average number of
   shares outstanding                               4,970,000       10,715,311     10,715,311
                                                    ==========      ==========     ============

    The accompanying notes are an integral part of these financial statements

                     INTERMOST CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                     Nine Months Ended March 31,
                                               ----------------------------------------
                                                 1999                     2000
                                               ---------         ----------------------
                                                 RMB              RMB              US$
                                               ---------         ------          ------

Net sales                                     2,021,173        9,348,149       1,129,004
Cost of services                                763,466        7,193,926         868,832

Gross Profit                                  1,257,707        2,154,223         260,172

Selling, general and administrative
   expenses                                  (1,638,794)      (9,840,531)     (1,188,470)
Gain on dilution of interest in subsidiary            -           57,808           6,982
Other income, net                                   861           70,907           8,564
                                             -----------      -----------     -----------
Loss before income taxes
   and minority interest                       (380,226)      (7,557,583)       (912,752)

Provision for income taxes                            -                -               -
                                             -----------      -----------     -----------
Loss before minority interest                  (380,226)      (7,557,583)       (912,752)

Minority interest                                     -          157,579          19,031
                                             -----------      -----------     -----------
Net loss                                       (380,226)      (7,400,014)       (893,721)
                                             ===========      ===========     ===========
Net loss
  per common share - Basic                        (0.08)          (0.73)           (0.09)
                                             ===========      ===========     ===========
Weighted average number of
   shares outstanding                         4,970,000       10,076,601      10,076,601
                                             ===========      ===========     ===========


    The accompanying notes are an integral part of these financial statements

                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                   Nine Months Ended March 31,
                                                             -------------------------------------
                                                              1999                     2000
                                                             -------           -------------------
                                                               RMB             RMB             US$
                                                             -------           --------------------

Cash flows from operating activities:
   Net loss                                                 (380,226)      (7,400,014)       (893,721)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
       Amortization                                               -         1,360,519         164,314
       Depreciation                                           18,845          318,494          38,465
       Gain on dilution of interest in a subsidiary               -           (57,808)         (6,982)
       Minority interest                                          -          (157,579)        (19,031)
       Value of shares issued to employees
         for past services                                        -         1,701,954         205,550
       Compensation expense                                       -         1,253,501         151,389
   (Increase) decrease in operating assets -
       Accounts receivable, net                             (199,142)        (436,326)        (52,696)
       Deposits, prepayments and other receivables        (1,319,782)      (5,436,128)       (656,537)
       Due from related companies                                 -           (56,830)         (6,864)
   Increase (decrease) in operating liabilities -
       Accruals                                                 (861)        (526,098)        (63,538)
       Deposits from customers                                    -            47,624           5,752
       Business tax payable                                       -            23,314           2,816
       Other payables                                        397,945           17,432           2,105
       Due to a joint venture partner                             -            30,000           3,623
       Due to directors                                           -           (17,922)         (2,164)
                                                         -------------     ------------    -----------
Net cash used in operating activities                     (1,483,221)      (9,395,867)     (1,127,519)
                                                         -------------     ------------    -----------
Cash flows from investing activities:
   Purchase of plant and equipment                          (276,279)        (968,785)       (117,003)
   Advances to a related company                                  -          (856,003)       (103,382)
   Increase in due from a joint venture partner                   -        (1,306,709)       (157,815)
                                                         -------------     ------------    -----------
Net cash used in investing activities                       (276,279)      (3,131,497)       (378,200)
                                                         -------------     ------------    -----------
Cash flows from financing activities:
   Cash received from joint venture partner                       -         4,470,000         539,855
   Cash received from a subscriber                                -         5,009,400         605,000
   Cash proceeds from issuance of capital stock            6,344,169       25,601,997       3,092,029
                                                         -------------     ------------    -----------
   Net cash provided by financial activities               6,344,169       35,081,397       4,236,884
                                                         -------------     ------------    -----------
Effect of cumulative translation adjustment                       -            (9,136)         (1,104)

Net increase in cash and cash equivalents                  4,584,669       22,604,897       2,730,060

Cash and cash equivalents, beginning of period                    -         4,376,907         528,612
                                                         -------------     ------------    -----------
Cash and cash equivalents, end of period                   4,584,669       26,981,804       3,258,672
                                                         =============     ============    ===========

   The accompanying notes are an integral part of these financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                  Nine Months Ended March 31,
                                                 ----------------------------
                                                  1999            2000
                                                 ------      ----------------
                                                  RMB        RMB          US$
                                                 ------

Supplemental Disclosure of Noncash
  Investing Activities:

Acquired office premises in exchange for 77,200
 shares of common stock and a receivable
 from a related company of US$18,531               -      2,767,299     334,213

Acquired technological know-how from Shenzhen
 Jiayin Investment Development Co., Ltd in
 exchange for 75,512 shares of common stock as
 part of consideration and Labtam Corporation for
 69,700 shares of common stock                     -      5,526,196     667,415




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

2.   CURRENCY PRESENTATION AND FOREIGN CURRENCY TRANSLATION

     Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 2000 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

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

     In March 2000, Jiayin restructured its equity structure. Pursuant to the revised equity structure, the Company contributed an additional US$245,169 to Jiayin, Shenzhen Jiayin Investment Development Co., Ltd. transferred 98% of its existing interest in Jiayin to ZLX Computer Technology Co., an entity controlled by the principal shareholders of Shenzhen Jiayin Investment Development Co., Ltd., and Yinlian (Bank Union) Computer Technology Co. acquired shares of Jiayin and the remaining 2% interest in Jiayin previously held by Shenzhen Jiayin Investment Development Co., Ltd., for US$3,623. Yinlian (Bank Union) also contributed an additional US$358,696 of capital into Jiayin. As a result of the restructuring, the name of Jiayin was changed to Shenzhen Jiayin Yinlian (Bank Union) E-Commerce Co. Ltd. and ownership of Jiayin was held by the Company - 55.3%, Yinlian (Bank Union) - 30% and ZLX Computer Technology - 14.7%.

     As a result of the decrease in the Company's interest in Jiayin following the restructuring of Jiayin, the Company recognized a gain on dilution of interest in subsidiary of US$6,982 for the three months ended March 31, 2000.

                     INTERMOST CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

4.   LETTER OF INTENT - DUNWELL COMPUTER (HONG KONG) LTD.

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

5.   MINORITY INTEREST

     In connection with the formation of the Jiayin, the Company recorded a minority interest of US$513,842 reflecting the portion of the Jiayin not owned by the Company.

6.   SHAREHOLDERS' EQUITY

     During the nine months ended March 31, 2000, the Company received subscription proceeds of US$605,000 from the offer of 484,000 shares of common stock, out of a total of 800,000 shares offered, at US$1.25 per share. The shares issuable in connection with the receipt of those proceeds had not been issued at March 31, 2000. Subscriptions for the remaining 316,000 shares, purchasable for $395,000, had been received but subscription proceeds had not been received at March 31, 2000.

     In January 2000, the Company issued 75,512 restricted shares of common stock to Shenzhen Jiayin Investment Development Co. Ltd. for $377,560 and paid cash of $289,855 in the quarter ended December 31, 1999 pursuant to the terms of the Jiayin Joint Venture agreement.

     In January 2000, the Company entered into private placement agreements with three investors pursuant to which those investors agreed to purchase a total of 953,334 shares of restricted common stock in exchange for US$3 million. As of March 31, 2000, subscription proceeds of US$2.76 million, net of commissions of US$0.24 million, had been deposited with the Company in connection with the subscriptions.

                     INTERMOST CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


7.   COMPENSATION EXPENSE

     Under a two-year employment contract, the Company has agreed to issue 15,000 shares of common stock to an employee after each six months of employment commencing on November 15, 1999. In this connection, US$34,520 and US$51,780 has been recorded as compensation expense during the three months and nine months ended March 31, 2000 by reference to the market price of the Company's common stock on November 15, 1999, the day on which the stock award was granted.

     Pursuant to the aforementioned employment contract, the Company granted to the employee stock options to purchase (i) 250,000 shares of common stock of the Company at US$3.50 per share exercisable after November 2000, and
     (ii) 250,000 shares of common stock of the Company at US$4.00 per share exercisable after November 2001. In this connection, compensation cost of US$66,406 and US$99,609 has been recorded during the three months and nine months ended March 31, 2000.

     In January 2000, the Company's board authorized the issuance of 41,110 restricted shares of common stocks to selected non-executive key employees with over one year employment as a one-time bonus recognizing their contribution in the company start-up stage. In this connection, compensation cost of US$205,550 has been recorded during the three months ended March 31, 2000.

8.   ACQUISITION OF OFFICE SPACE

     During the nine months ended March 31, 2000, the Company agreed to acquire from an unrelated third party the premises in which the Company's executive offices are located. Under the terms of the agreement, we issued 77,200 shares of common stock as payment in full for the property rights with respect to Rooms 3805 - 3809 of the Guamao Building in Shenzhen, China.

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

Material Changes in Results of Operations for the Nine Months Ended March 31, 2000 as Compared to the Nine Months Ended March 31, 1999.

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

     The following table reflects the total net sales and percentage of net sales represented by business portals and e-commerce solutions and by software development and consulting services, and percent change in each of those categories, for the periods indicated:

                                               Total Net Sales                Percent of Total Net Sales            Percent
                                       ---------------------------------    --------------------------------      Change from
                                                                                                                  nine months
                                         Nine Months Ended March 31,          Nine Months Ended March 31,         ended March
                                       ---------------------------------    --------------------------------      31, 1999 to
                                            1999              2000                                                nine months
                                            US$               US$               1999              2000            ended March
                                       ---------------   ---------------    --------------    --------------    --------------

Business portals and
e-commerce solutions
- Web site design and development             112,697           317,240             46.2%             28.1%            181.5%
- Web advertisement                            71,679            85,170             29.4%              7.5%             18.8%
- Systems sales and integration                     0           517,865              0.0%             45.9%              n.m.
- Web hosting                                   5,727            41,577              2.3%              3.7%            626.0%
- Telephone payment systems                         0               221              0.0%              0.0%              n.m.
                                       ---------------   ---------------    --------------    --------------
                                              190,103           962,073             77.9%             85.2%            406.1%
Software development and consulting
- Software development                              0           166,931              0.0%             14.8%              n.m.
- Consulting                                   54,000                 0             22.1%              0.0%              n.m.
                                       ---------------   ---------------    --------------    --------------
                                               54,000           166,931             22.1%             14.8%            209.1%
                                       ---------------   ---------------    --------------    --------------
     Total                                    244,103         1,129,004            100.0%            100.0%            362.5%
                                       ===============   ===============    ==============    ==============

     The increase in each category of revenues during the nine months ended March 31, 2000 was primarily attributable to marketing efforts, increased name brand awareness in connection with those efforts and the operation of our www.ChinaE.com site. Nominal revenues were received during the quarter and nine months ended March 31, 2000 from the commencement of telephone payment systems by the Jiayin Joint Venture.

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

     The following table reflects the principal components of cost of services and percentage of net sales represented by each component for the periods indicated:


                                              Total Cost of Services            Percent of Total Net Sales         Percent
                                       ---------------------------------    --------------------------------     Change from
                                                                                                                 nine months
                                         Nine Months Ended March 31,          Nine Months Ended March 31,        ended March
                                       ---------------------------------    --------------------------------     31, 1999 to
                                            1999              2000                                               nine months
                                            US$               US$               1999              2000           ended March
                                       ---------------   ---------------    --------------    --------------    --------------

Engineering/technician salaries                40,969           109,393             16.8%              9.7%            167.0%
Subcontract fees                                    0           153,622              0.0%             13.6%              n.m.
Cost of system sales and integration                0           477,594              0.0%             42.3%              n.m.
Depreciation                                    2,276            15,222              0.9%              1.3%            568.8%
Other                                          48,961           113,001             20.1%             10.0%            130.8%
                                       ---------------   ---------------    --------------    --------------
     Total                                     92,206           868,832             37.8%             76.9%            842.3%
                                       ===============   ===============    ==============    ==============

     For the nine months ended March 31, 2000, costs of services increased 842.3%, to US$868,832, or 76.9% of net sales, compared to US$92,206, or 37.8% of net sales, for the nine months ended March 31, 1999.

     The principal components of cost of services during the nine months ended March 31, 2000 were engineer/technician salaries; subcontract fees; cost of hardware; other costs associated with support on the engineering/technician staff; and depreciation of equipment utilized in connection with services.

     The increase in costs of services was principally attributable to expenditures to support the increase in net sales, including an increase in engineering/technician headcount from 15 at March 31, 1999 to 40 at March 31, 2000 and the sale of certain hardware during the current period. The increase in costs of services as a percentage of revenues was primarily attributable to the sale of hardware which has a lower profit margin than service revenues.

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

     The  following  table  reflects  the  principal   components  of  SG&A  and
percentage of net sales represented by each component for the periods indicated:


                                                  Total SG&A                   Percent of Total Net Sales           Percent
                                       ---------------------------------    --------------------------------      Change from
                                                                                                                  nine months
                                         Nine Months Ended March 31,          Nine Months Ended March 31,         ended March
                                       ---------------------------------    --------------------------------      31, 1999 to
                                            1999              2000                                                nine months
                                            US$               US$               1999              2000            ended March
                                       ---------------   ---------------    --------------    --------------    --------------

Sales and marketing salaries and
commissions                                    34,935            76,798             14.3%              6.8%            119.8%
Other sales and marketing expenses             24,372           155,988             10.0%             13.8%            540.0%
Rentals                                        15,311            21,853              6.3%              1.9%             42.7%
Administrative salaries                        43,576            63,591             17.8%              5.6%             45.9%
Other corporate                                79,728           705,926             32.7%             62.5%            785.4%
Amortization of intangibles                         0           164,314              0.0%             14.6%              n.m.
                                       ---------------   ---------------    --------------    --------------
     Total                                    197,922         1,188,470             81.1%            105.2%            500.5%
                                       ===============   ===============    ==============    ==============

     For the nine months ended March 31, 2000, SG&A increased 500.5%, to US$1,188,470, or 105.2% of net sales, compared to US$197,922, or 81.1% of net sales, for the nine months ended March 31, 1999.

     The increase in SG&A has been principally  attributable to a combination of
(1) aggressive marketing efforts associated with the commencement and growth of revenue producing operations, including costs associated with sales commissions, attendance at international trade conferences, industry journal advertising and other related expenses, (2) an increase in administrative support staff and corporate overhead to support anticipated growth in revenues, including non-cash charges totaling US$151,389 associated with the Company's agreement to issue certain shares and options to an officer, and (3) amortization of intangibles.

     The principal components of SG&A during the nine months ended March 31, 2000 were sales and marketing salaries and commissions; other marketing expenditures; administrative salaries and benefits; other corporate expense, which includes occupancy expense, general office expenses travel, general staff welfare expense and consulting fees, among others; and amortization of intangibles.

     Amortization expense related to the acquisition of eighty system integration contracts from Labtam Corporation in July 1999 for 69,700 shares of common stock of the Company and technological know-how from Shenzhen Jiayin Investment Development Co., Ltd. for approximately US$289,855 and 75,512 shares of common stock of the Company. At the time of the acquisition of the contracts from Labtam Corporation, five of those contracts were active and seventy-five contracts were inactive and are viewed as the purchase of a customer list.

     The intangible assets are being amortized over a 24-month period, representing the life of the contracts and the expected useful life of the technological know-how. During the nine months ended March 31, 2000, we recorded a charge for amortization of the intangible assets of US$164,314. We will incur amortization expense quarterly of approximately US$36,000 for the system integration contracts through June 30, 2001 and US$83,000 for the technological know-how through March 31, 2002.

     Other Income and Gain on Dilution of Interest in Subsidiary. Other income consists principally of interest income and a gain from the reduction in our interest in the Jiayin Joint Venture. For the nine months ended March 31, 2000 other income totaled US$15,546 compared to US$104 of other income for the nine months ended March 31, 1999. The increase in other income was attributable to increased balances of cash held in interest bearing accounts (US$4,190) and a gain from the reduction in our interest in Jiayin Joint Venture (US$6,982).

     Minority Interest. Minority interest of US$19,031 was reported during the current period. No minority interest was reported during the prior year period. Minority interest reflects the proportionate interest in the earnings/(loss) of Jiayin Joint Venture not attributable to the Company.

Material Changes in Financial Condition, Liquidity and Capital Resources.

     At March 31, 2000 we had cash and cash equivalents of US$3,258,672 and working capital of US$4,105,572 as compared to US$528,612 of cash and cash equivalents and US$476,912 of working capital at June 30, 1999.

     Operations used US$1,127,519 of cash during the nine months ended March 31, 2000 and used US$179,133 of cash during the nine months ended March 31, 1999.
Funds used in operations primarily relate to the losses incurred during the period, increases in trade and other receivables and increases in other current and non-current assets, all relating to the start-up and growth of operations, which were partially offset by non-cash charges relating to the issuance of shares and options for services and amortization of intangible assets.

     Investing activities used US$378,200 during the nine months ended March 31, 2000 and US$33,367 during the nine months ended March 31, 1999. Funds used in investing activities consist of purchases of equipment to support operations (US$117,003), amounts due from our joint venture partner, Jiayin Investment Company Limited (US$157,815), and amounts loaned to Dunwell Computer (Hong Kong) Ltd (US$103,382).

     Financing activities provided US$4,236,884 of cash during the nine months ended March 31, 2000 and US$766,204 during the nine months ended March 31, 1999. The cash provided by financing activities was attributable to the receipt of subscription proceeds totaling US$3,092,029 relating to the sale of 1,147,156 shares of common stock and the receipt of $539,855 of cash from our joint venture partner during the current period and the receipt of proceeds from the sale of common stock during the prior year period.

     We had no long term debt at March 31, 2000 or June 30, 1999.

     In January 2000, we signed a Letter of Intent to purchase Dunwell Computer (Hong Kong) Ltd. Dunwell is a Hong Kong licensed Internet Service Provider and e-commerce solutions provider. Pursuant to the terms of the Letter of Intent, we will pay HK$2.8 million, approximately US$361,757 for 70% of the stock of Dunwell. The purchase price is payable 50% in cash and 50% in stock at US$3.50 per share. Closing of the purchase of Dunwell is subject to execution of definitive documents and satisfaction of standard closing conditions.

     During the nine months ended March 31, 2000, the Company agreed to acquire from an unrelated third party the premises in which the Company's executive offices are located. Under the terms of the agreement, we issued 77,200 shares of common stock as payment in full for the property rights with respect to Rooms 3805 - 3809 of the Guamao Building in Shenzhen, China.

     Depending upon the rate of growth and the growth initiatives undertaken, we may seek additional capital in the future to support expansion of operations and acquisitions. We are presently involved in discussions with various financing sources with respect to providing equity financing.

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

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     (a)  Not applicable.

     (b)  Not applicable.

     (c) In January and February, 2000, the Company received subscriptions and subscription proceeds with respect to the offer and sale of 653,334 shares of common stock. The securities were offered without the use of an underwriter or placement agent and were sold to a total of 3 accredited investors. The securities were offered for aggregate consideration of $3,000,000. No underwriting discounts or commissions were paid.

     In the first quarter of 2000, the Company issued 77,200 shares of common stock to one entity for the transfer to the Company of office space with an appraised value of $463,000.

     In the first  quarter of 2000,  the Company  issued 75,512 shares of common
stock  to  the   shareholders   of  Jiayin  in  exchange  for  the  transfer  of
technological know-how.

     In the first quarter of 2000, the Company issued 41,110 shares of common stock to employees of the Company as compensation for services.

     The offer and sale of the above described securities was made in reliance on the exemption set out in Section 4(2) of the Securities Act of 1933. The shares were offered without general solicitation or advertising to a limited group of accredited investors.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Exhibit No.                     Description
    -------------                   --------------
       10.1 Agreement Regarding Transfer of Properties on 38th Floor, Guomao Building
       27.1           Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERMOST CORPORATION


Dated: May 15, 2000                  By:  /s/ Jun Liang
                                        ---------------------------------------
                                        Jun Liang, President and C.E.O,
                                        Principal Accounting and Financial
                                        Officer