Form 10KSB
period 2000-06-30
INTERMOST CORP
filed 2000-10-13
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                     For the Fiscal Year Ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________.

                         Commission File Number 0-30430

                              INTERMOST CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

            Utah                                         87-0418721
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

                43 Floor, 3005 Renmin Rd.(South), Shenfang Plaza
                             Shenzhen, China 518005
               --------------------------------------------------
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:  86 755 220 1941

Securities to be registered pursuant to Section 12(b) of the Act:

    Title of each class        Name of each exchange on which each is registered
    -------------------        -------------------------------------------------
          None                                       None

Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2)
has been subject to such filing requirements for the past 90 days. Yes  X   No
                                                                       ---    --

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The  Issuer's  revenues  for the  fiscal  year  ended  June 30,  2000  were
$1,568,636

     The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of September 1, 2000 was 10,971,268. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 1, 2000, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $10,350,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transition Small Business Disclosure Format: Yes    No   X
                                                ----   -----

                                TABLE OF CONTENTS

                                                                           Page
                                                                          ------

PART I

         ITEM 1.      DESCRIPTION OF BUSINESS                                 1
         ITEM 2.      DESCRIPTION OF PROPERTIES                              10
         ITEM 3.      LEGAL PROCEEDINGS                                      10
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS                                       10

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS                            11
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS                   12
         ITEM 7.      FINANCIAL STATEMENTS                                   20
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE                 20
PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT                      21
         ITEM 10.     EXECUTIVE COMPENSATION                                 23
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT                                  24
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         25
         ITEM 13.     EXHIBITS AND REPORTS OF FORM 8-K                       25

SIGNATURES

                                     PART I

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" and elsewhere in this report.

     The Company operates through its various subsidiaries, all of which are located outside of the United States. Unless otherwise indicated or the context otherwise requires, the term Company refers collectively to Intermost Corporation and its subsidiaries. All references to China or the PRC are to the People's Republic of China. The Company's financial statements are presented in United States Dollars ("US$"). The Company's sales are principally in Hong Kong Dollars ("HK$") and Renminbi ("Rmb"). At June 30, 2000, the prevailing exchange rate of US$ into HK$ and Rmb was US$1.00 = HK$7.738 and US$1.00 = Rmb 8.28.

ITEM 1.  BUSINESS

General

     Intermost Corporation (the "Company"), a Utah corporation, through its subsidiaries, is an enterprise e-commerce solutions provider in China. We operate within what is commonly referred to as the "business-to-business" segment of the Internet market in which products and services are offered principally to businesses as compared to the "business-to-consumer" segment of the Internet in which products and services are offered principally to consumers. It is our objective to become a top provider of e-commerce solutions in our selected market segment, namely Chinese enterprises. Here we define
'enterprise' as those firms or organizations operating outside of the telecommunications, government, and financial services (insurance, securities, banking) industries. Our chosen products and services include the development and delivery of:


*    E-commerce   solutions  that  address  the  need  for  enterprise  resource
     management,   including  web-based  supply  chain  management  ("SCM")  and customer relations management ("CRM") systems.


* E-commerce solutions that center on web design, and target smaller firms. In additional to web design and hosting, products include software system integration and web-based security products, including firewalls and virus protection.


* Electronic payment system services. Via our Jiayin joint venture, the Company can deliver a variety of options for making payments electronically, including telephone, wireless application protocol ("WAP"), and online.

     Our operations are located entirely in China and Hong Kong.

History and Development of the Company

     The Company was incorporated as La Med Tech, Inc. under the laws of the State of Utah on March 6, 1985. The Company changed its name to Entertainment Concepts International during 1987, to Lord & Lazarus, Inc. during 1988 and to Utility Communication International, Inc. during 1996.

     From inception through October of 1998, the Company's operations were limited to efforts to identify and acquire, or merge with, one or more operating businesses.

     In October 1998, the Company acquired all of the issued and outstanding shares of Intermost Limited ("IML"), a British Virgin Islands Company, in exchange (the "Exchange") for the issuance of 4,970,000 shares of the Company's common stock, representing 58.7% of the outstanding shares of the Company following the Exchange. IML was formed in January of 1998 to develop a Chinese-language internet business portal and provide state-of-the-art internet services with a view to becoming a leading provider of such services in China. Following the Exchange, the Company changed its name to Intermost Corporation, terminated all of its prior activities, adopted the business plan of IML and appointed the officers and directors of IML to replace previous management. The Company was a publicly traded "shell company" prior to acquiring its Chinese operations and continues to be organized under the laws of the State of Utah following the acquisition.

     Our current principal offices are located at 43 Floor, 3005 Renmin Road South, Shenfang Plaza, Shenzhen, China 518005.

Developments During Fiscal Year 2000

-- Refinement of Business Strategy

     In June 2000, the Company refined its business strategy based on company strengths and market opportunities.

     Recent statistical evidence obtained from China Internet Network Information Center ("CNNIC") indicates that Chinese firms that become connected to the Internet are expected to experience growth rates exceeding 100% annually for the next three years, and over 50% in years 2004 and 2005. The Chinese government has also indicated its intention to support growth of the industry. As such, Intermost management believes the Internet industry in Greater China will continue to grow in both size and importance. The Company's strategy is to capitalize on the delivery of enterprise e-commerce solutions in Greater China. Management will analyze technologies selected for development or implementation to ensure that they complement our existing technology knowledge base such that each successive technology builds core knowledge and expertise. Our business strategy positions us to exploit and profit from industry growth at this fundamental level. Stated another way, the Intermost position does not depend on the success of a particular industry or technology. Instead, success of the strategy depends in large part on the growth of the overall Chinese Internet market.

     Our ability to successfully develop and profitably implement our strategy depends on several factors, some of which are now in place, and some of which have yet to be realized. These factors include:

* Maintaining our chosen strategy and product focus. During fiscal 1999, Intermost learned, re-evaluated, and grew within an environment unknown previously to the world, that being the mainland Chinese Internet industry. We have now evolved into a market niche that favors our strengths, and leverages the value of our resources and current market position. As the Internet industry in China continues to experience growing pains, Intermost will maintain focus on its chosen niche, which we believe will also evolve and grow. In this way, Intermost can build long term core value, credibility, reputation and niche expertise.

* Maintaining a talented executive staff. We now have in place a talented core executive staff that covers areas of strategy, general management, technology, finance, business development and accounting. We are currently seeking to round out the executive staff by securing a director of marketing. In the interim, professional marketing duties are managed by qualified members of the executive staff.

* Maintaining a talented sales and technical staff. Critical to our goal of becoming a large industry player is the ability to locate, hire, and retain experienced and talented sales and technical staff. We believe we offer an attractive compensation package, and strive to maintain and nurture an attractive work environment.

--  Yiwen Book Store

     Our initial efforts in establishing e-commerce joint ventures produced an agreement in April 1999 with Yiwen Book Import and Export Company to establish an online bookstore of Chinese titles. Yiwen is a state-owned business affiliated with New China Book Stores with over 120,000 titles in inventory. Preliminary feedback indicated potential in the development of such a system. In June, 2000, in connection with the refinement of our business strategy, we determined that continued efforts and investments in the online bookstore venture did not fit within our strategy going forward. Accordingly, in June, 2000, we discontinued our online bookstore venture.

--  The ChinaE.com Portal

     At the inception of this year, many in both Asian and other developed Internet markets shared the belief that significant revenue would be generated from banner advertisements and subscription sales. During the course of the past twelve months, Internet markets worldwide have, in general, been unable to substantiate such beliefs. The flagship B2B portal owned by Intermost, ChinaE.com, has yielded significant value for the Company, but the value has come in the form of sales support and marketing as opposed to direct sales. Although some revenue resulted directly from the portal in the form of banner ad revenue, our selected strategy no longer includes a focus on such an Internet niche, and no longer depends on exacting revenue directly from the portal. Instead, we will treat the portal as a marketing device by building brand name, demonstrating design and feature possibilities, generating sales leads and sales inquiries for web design and software systems integration.

Products and Services

     Intermost has selected products and services that are complementary to each other. The Company fully utilizes its technological resources to support the products it develops. This allows the Company to limit its technical and administrative costs while allowing the Company to limit its administrative staff. Of greater importance is the positive effect this strategy can have on our core competency, knowledge base, and revenue. As clients and other firms mature in their need for more sophisticated levels of enterprise e-commerce solutions, it is our intention to provide a clear set of "next step" software application choices, designed to facilitate client growth. These steps are designed to address the following series of six stages in enterprise web-based software system needs:


* Marketing tools: (Stage one) Implementation of solutions to meet basic IT needs such as web page presence, internet and intranet functions.

* Communications: (Stage two) Implementation of solutions to allow fluid and open communications with customers, distributors, and suppliers. This satisfies needs for email, web-based information exchange, and virtual private networks ("VNP"). Technology needs that are satisfied at this stage include small enterprise resource planning ("ERP") applications, GroupWare, enterprise data base functions, and security needs.

* Online transactions: (Stage three) Implementation of solutions to satisfy web-access e-commerce, online payments (for both cash and material transfer), online stores, and direct sales. Technology needs that are satisfied here include full-blown ERP, e-commerce platforms, enterprise certificates of authority ("CA"), and security at the encryption level.

*    One-to-one customer solutions:  (Stage four) Implementation of solutions to
     address   needs  for   multi-media   and  reverse   auction   features  and
     functionality.

* Complete web-based enterprise operations: (Stage five) Implementation of solutions to deliver just-in-time features, complete online interaction among buyers and sellers, and a fully developed enterprise operation.

* Community vertical network: (Stage six) Implementation of solutions to allow each allied partner to benefit from the value chain created by the existence of the community. Here, the community shares a common purpose, trade, or industry.

     The Chinese market for such products presently resides almost entirely in stages one and two, with a lesser portion of the market entering stage three. As the e-commerce market develops and matures in China, we believe we can continue to expand our presence, and form strategic relationships in order to better capitalize on opportunities in the delivery of enterprise e-commerce solutions. Our intention is to market and sell to the largest active stages, while directing research and development efforts towards those stages that have yet to emerge. Our strategy for creating and maintaining a competitive advantage includes the allocation of resources toward research and development, such that the Company develops, to a significant degree, its own technology and products.

     Management believes Intermost can generate additional revenue by acting as a subcontractor in the design, deployment, and maintenance of these systems for third parties located in technologically developed markets outside of China. Such third parties include network and systems integrators. As a subcontractor, the Company can provide the entire solution from its own resources: technical and managerial staff and software. On the occasion that an implementation is complex enough to warrant or require the acquisition of certain core technologies, the Company will seek a strategic relationship with a well-known provider of the required technology including but not limited to Oracle, IBM, Ariba, and NEU Alpine.

--  Electronic Payment System

     A feature often necessary to the success of electronic commerce is electronic payment capability. Intermost addresses this critical need via its joint venture subsidiary, Jiayin. Jiayin is a technology developer, maintainer, and supplier of an electronic banking payment system. The Company has developed Shenzhen's first electronic payment systems, one that includes WAP, online, and telephone transaction capability. The Company has an exclusive five year contract with the Shenzhen Electronic Financial Settlement Center (an arm of the Central Bank of China that coordinates the actions of all member banks) to implement and further develop the system in Shenzhen. At the moment, Jiayin faces no competitors in Shenzhen for members of Bank Union.

--  Web Design

     E-commerce solutions centered on web design target smaller firms. Support products include software system integration, and a broad collection of web-based security products, including encryption products, firewalls, virus protection, and secured transmission of email and sensitive documents.

     We provide our clients with a wide range of Internet solutions that are tailored to their individual needs. We provide our clients with Web site design services in order to create visually appealing and easily navigable Web sites based on the strategic objectives, targeted audience and marketing of our clients. We also provide our clients with complete web site hosting and maintenance services utilizing our network facilities and dedicated leased line connections supported by our technical staff. We provide turnkey access solutions which are scalable to every customer's size, applications, utilization rates and growth plans. While web design and hosting continues to be a rapidly growing market segment in China, it is characterized by significant competition. We believe that our comprehensive offering of web design and hosting products, services and solutions, including advanced security products and services, allows us to differentiate our offerings from our competitors.

--  System Integration

     We provide our clients with complete system integration consulting services designed to meet our client's web-related enterprise computing needs. We develop a complete needs assessment and requirements definition for each client's project. We quickly create a model that shows exactly how the finished site will look and work. We work closely with each client in selecting, installing and integrating software, testing the system and training the client's staff to ensure that the system meets the client's needs.

     In order to facilitate our entry into and growth in the systems integration market, in December 1999, we acquired certain system integration contracts from Labtam, and began providing services on those contracts. The contracts include services on network design, installation, integration and maintenance.

     The staff brought in via the Labtam purchase serves as the Company's department of systems integration, originally focusing on hardware integration. As of the year's end, the system integration group will be shifting its focus away from hardware integration, and towards software integration, such that the group is included in the Company's overall strategy. The group will begin to build a knowledge base relating to the implementation of various software packages currently demanded by our target market. As of year's end, such technology related to enterprise resource planning systems, and other software technologies directly relating to use of the Internet.

Technology Infrastructure

     Our technology infrastructure consists of multiple UNIX, Sun, and Windows NT servers and backup server systems located in our Shenzhen office. Our servers are connected to the primary government owned Internet Service Provider ("ISP")in China, ChinaNet, through multiple T3 connections. Each of our servers is designed for ease of capacity expansion and replication.

     We also lease servers and equipment in the United States and Hong Kong which mirror our Web site and are used to improve access to our Web site in the United States. This mirroring operation is provided by n-vision from its facilities in Allentown, Pennsylvania. N-vision provides multiple DS3 connections to the Internet and regularly provides mirroring operations.

     Our technology infrastructure is administered and maintained by our in-house technology staff with all facilities and servers being monitored 24 hours per day, 7 days per week. All facilities and technologies are protected by security measures and by multiple uninterruptible power supplies.

     Our technology infrastructure has been designed, and is built, to ensure quality of service, as measured by performance, reliability, security and availability, quality of information, as measured by data storage and backup, scalability, bandwidth administration, statistical monitoring and analysis, and operations.

     Operation of our technology infrastructure in China is substantially dependent upon the Chinese telecommunications infrastructure. The telecommunications infrastructure in China is not well developed in comparison to the United States. In addition to reliance on the basic telecommunications infrastructure in China, our ability to access the internet in China is dependent upon the "backbone", or series of interconnecting networks, owned and operated by the Chinese government. This network connects with international gateways to the internet and, under Chinese regulations, is the only channel through which Chinese internet networks can connect to the international internet. (See "Regulation") While we have experienced no difficulties to date as a result of our reliance on the Chinese telecommunications infrastructure and backbone, there is no assurance that such infrastructure and backbone will be adequate to support our operations as the number of internet users in China grows. If the necessary infrastructure standards or protocols or complementary products, services or facilities are not adopted, developed, implemented or upgraded by the Chinese government to meet the demands of internet users in China, our business could be materially adversely effected.

     A Chinese firm does not benefit simply because the Internet exists in China. All firms must still create and install their own Intranet capability in order to benefit from the Internet. Currently in Greater China, the process of widespread creation of Intranet systems continues. Intermost can benefit from the expanding prevalence of Chinese Intranet systems in the following regards:

* Intermost can better utilize its technical and human resources so that it can more easily serve a greater number of clients in a greater number of ways once more firms achieve Intranet capability.

* As more firms acquire Intranet capability, the demand for more products and services designed to enhance and expand Intranet capability is expected to increase. Many such products and services are created, marketed and sold by Intermost in anticipation of the business needs for such products.

     The Chinese government currently imposes certain restrictions. These include issues relating to pornographic material and related web site links, news, and links to politically sensitive issues. Markets served by Intermost do not involve any of the above, as Intermost focuses on the needs of businesses.

     Except for regulations prohibiting certain content, the Chinese government has not established any web page requirements. See "Regulation."

Strategic Alliances and Acquisitions

     We have entered into selected strategic alliances and acquisitions, and expect to be continually involved in negotiations to enter into strategic alliances and acquisitions in the future. These alliances and acquisitions are intended to attract new users and service clients, provide additional revenue streams.

--   E-Commerce  Alliances and  Acquisitions

     - Jiayin Electronic Payment Joint Venture. In June of 1999, we entered into a joint venture to develop an Internet payment system and telephone payment system to address the relative lack of credit card usage in China. Under the terms of the joint venture agreement, we agreed with Shenzhen Jiayin Investment Development Co., Ltd. ("Shenzhen Jiayin") to form Shenzhen Jiayin Electronic Commerce Technology Co., Ltd. ("Jiayin Joint Venture"). We agreed to contribute approximately $423,000 to Jiayin Joint Venture for a 70% interest in the joint venture and Shenzhen Jiayin agreed to contribute approximately $181,000 to Jiayin Joint Venture for a 30% interest in the joint venture. Jiayin Joint Venture, in turn, agreed to acquire certain technological know-how of Shenzhen Jiayin for approximately $544,000. Shenzhen Jiayin was, in turn, obligated to utilize approximately $266,000 to purchase stock of Intermost.

     Shenzhen Jiayin is a privately-owned company formed in China to develop an electronic payment system for the Bank Union affiliate banks in Shenzhen. Prior to forming Jiayin Joint Venture, Shenzhen Jiayin was working with Bank Union, a government agency under China's Central Banking System, in its efforts to develop an electronic payment system. The system being created will allow banks and e-commerce companies to bypass the current limited access to credit cards with a national debit system that works within government mandates. Jiayin Joint Venture has an exclusive agreement with Bank Union, a branch of People's Bank of China (the Central Bank of China), to provide electronic payment services in Shenzhen.

     The joint venture was officially formed and registered and initial development and testing of the Internet Electronic payment system was complete and the system was capable of accepting debit card payments on Chinese banks in December 1999.

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

     Other than our initial contributions to capital, we have no commitments or obligations to provide additional funding to Jiayin Joint Venture. However, if Jiayin Joint Venture undertakes future development with respect to its payment systems to maintain the competitiveness of its technology or to meet the demands of its customers, for which the joint venture lacks adequate financial resources to carry out, we may be required to provide additional funding to the joint venture. Given the fact that the telephone payment system is fully developed, while the online payment system has passed the testing and development stage, we anticipate that the capital contribution to the joint venture will be adequate to fund future development activities. We define "future development activities" as the creation of payment system technologies, and the costs associated with those creations. Should the joint venture require additional capital to fund development in the future, we will be required to provide such funding or risk the possibility of our payment systems becoming obsolete or failing to meet the needs of our customers. If we are unwilling or unable to provide funding for future development activities of the joint venture, our business, financial position and future operating results may be materially adversely effected.

     Online payment systems have not yet officially been approved by the Chinese Central Banking Authority. Further, as a foreign-owned entity, we must partner with one or more Chinese banks or financial institutions. We will continue to market our telephone payment system.

     The Central Banking Authority operates similar to most other governmental bodies in that policy follows business development. Chinese governmental banking policy comes from the Central Banking Authority office in Beijing. As of September 2000, Central Banking Authority-Beijing has yet to set a policy, preferring to take a wait-and-see approach. In the opinion of Intermost management, China will eventually see full governmental support of online payments systems, since the Chinese government has been quite vocal in its public support of the Internet. This open support, in combination with Intermost's current contractual alliance with a key department of the government, builds confidence in our view that online payment systems will receive approval. The speed at which the Chinese government will move to approve such systems depends on the speed of the growth of the Internet commerce industry in China. Based on similar circumstances in the telecommunications industry, this process can take between 6 and 18 months.

     Even if government approval of online payment systems is granted and Chinese partners are secured, our ability to successfully offer these services will be subject to the satisfactory performance of our Chinese partners and our ability to maintain satisfactory technology. Maintaining state-of-the-art technology may require significant financial investments which may be beyond our resources in the future.

     -- SinoE.com. In June 2000, the Company formed Shenzhen Sino-E E-commerce Company Limited ("Sino-E"), a joint-venture company with Midea Group to develop an exchange platform system for procurement among Chinese home appliance manufacturers. Midea Group is a leading home appliance manufacturer in China, and is publicly traded on China's Shenzhen Stock Exchange. Intermost contributed $724,637 (RMB6,000,00) to hold 40% of Sino-E, while Midea contributed $1,086,956 (RMB9,000,000) to hold 60% of Sino-E. Intermost's interest in Sino-E may be further transferred to a third party when appropriate. In August and September 2000, NEU-Alpine Software Corporation, one of the largest publicly traded IT companies in China, contributed $120,772 (RMB1,000,000) to Sino-E. Intermost is now engaged in developing Sino-E's exchange platform.

--  Internet and Intranet Solutions Alliances and Acquisitions

     Our initial efforts in establishing strategic alliances and making acquisitions to enhance our Internet and Intranet solutions business and revenues has resulted in the acquisition of Labtam Corporation systems integration contracts. In June 1999, we entered into an agreement with Labtam Corporation Limited to acquire selected system integration contracts, including certain contracts acquired by Labtam pursuant to a joint venture with Sundy Computer Network Ltd. The purchase price for those contracts was approximately $145,000 payable by the issuance of shares of our common stock at an agreed value equal to the average market price over the five trading days prior to the agreement and converted to Renminbi based on 50% of the exchange rate announced by the State Foreign Exchange Bureau of China.

     Acquisition of the system integration contracts from Labtam was completed in December 1999.

Marketing

     Our focus on enterprise e-commerce solutions allows us to find marketing success on a limited budget. Unlike many business-to-consumer e-commerce companies who face a requirement of reaching mass audiences via expensive marketing campaigns, Intermost can target its efforts on its selected niche. At the year's beginning, our marketing efforts centered around our ChinaE.com and Intermost.com web sites. At year's end, we had shifted our efforts to include additional press releases, participation in technology conferences, speaking seminars and tradeshows, and a program of client training. The delivery of training to our clients allows us to better learn of there future product needs while providing us the opportunity to educate them on possible future e-commerce software solutions.

     Our marketing efforts were conducted under the direction of our senior management personnel during the year. It is our intention to hire a qualified director of marketing during the first half of the fiscal year 2001.

Competition

     Our market share and that of our competitors may be materially effected by regulatory, technological and financial developments in the future. With the pending admission of China to the World Trade Organization, certain trade and regulatory barriers which have limited foreign competition within China may be removed resulting in a potential shift in market share to large foreign competitors which may enter the Internet market in China. Management believes that such a shift, should it occur, would involve a phase-in period of between three and five years. Likewise, rapid changes in technology may allow certain competitors to offer better service at a lower cost, and access to financing may allow certain competitors to grow their businesses rapidly through acquisitions, increased marketing and investments in personnel and advanced technologies. Any of these factors could adversely effect our potential market share.

     We have no patented technology to preclude competitors from entering our markets; instead as a professional service firm, we rely on the skill of our personnel and the core competencies we build through learning over time. Our services will be compared based upon performance, price, and reliability. Some of our competitors offer more comprehensive technology solutions, and have longer operating histories, larger installed customer bases, longer relationships with clients, and significantly greater financial, technical and public relations resources than we do. There can be no assurance that we can successfully compete with existing competitors or with new competitors which may enter one or more of our markets.

Intellectual Property and Proprietary Rights

     While we do not presently hold any copyrights, service marks or trademarks, we expect to rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with employees, customers, partners and others to protect intellectual property rights. There is no assurance, however, that such applications will be approved. We are implementing a policy requiring all key technical and managerial personnel to enter into employment agreements and/or non-disclosure, non-compete agreements containing provisions preventing the unauthorized use or disclosure of intellectual property. We intend to review our intellectual property protection policies with intellectual property counsel on a periodic basis in the future to assure appropriate protective measures continue to be in place.

     Many parties are actively developing homepage, search and related Web technologies. Developers of such technologies can be expected to take steps to protect these technologies, including seeking patent protection. There may be patents issued or pending that are held by others and that cover significant parts of our technology, business methods or services. Disputes over rights to these technologies may arise in the future. We cannot be certain that our products and services do not or will not infringe upon valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may also incur substantial expenses in defending against third-party infringement claims, regardless of the merit of these claims. Successful infringement claims against us may result in substantial monetary liability or may prevent us from conducting all or a part of our business.

     We also intend to continue to license technology from third parties, including Web-server, encryption, exchange platform, and enterprise resource management technology. The market is evolving and we may need to license additional technologies to remain competitive. In the event that we determine that licensing this intellectual property is appropriate, we may not be able to obtain a license on reasonable terms or at all. In addition, it is possible that licensed technologies may not be successfully integrated into our services. The inability to obtain any of these licenses could delay product and service development until alternative technologies can be identified, licensed and integrated.

Regulation

     We are subject to and affected by Chinese laws, regulations, administrative determinations, court decisions and similar constraints regarding operation in China, Internet usage and e-commerce.

     Investment and operation in China are governed by various rules regulating permissible forms of foreign investment. We have obtained government approval to operate in China, and do operate, as a wholly foreign owned enterprise and, as such, are not required to maintain Chinese government or private ownership in our company.

     China has enacted other regulations governing Internet connection and the distribution of information via the Internet. Pursuant to Article 6 of the Revised Provisional Regulations Governing the Management of Chinese Computer Information Networks Connected to International Networks, individuals or entities operating computer networks within China which are connected to the
Internet  and  conduct   international   information   exchange   must  use  the
international access channels provided by the Ministry of Post and Telecommunications ("MPT") and obtain various licenses and approvals. We have secured the necessary licenses and approvals and access the Internet through ChinaNet, an approved channel of the MPT.

     We intend to work diligently to assure compliance with all applicable regulations which may impact our business, including cooperating with the MPT and the Ministry of Public Security. There can be no assurance, however, that we will be successful in our efforts to assure full compliance with Chinese regulations affecting our operations or that additional regulations will not be enacted which might adversely impact our operations.

     With regard to the development and deployment of our electronic payment system, Chinese law does not presently address online banking services. It is presently anticipated that the government of Shenzhen will adopt laws regulating online banking. However, there can be no assurance that online banking will ever be addressed under Chinese law or that, if addressed, the regulations governing online banking operations will be conducive to profitable operations.

Employees

     As of June 30, 2000, we employed 136 full-time employees, 13 of whom were management executives, 38 of whom were engineering/technical staff, 30 of whom were administrative and clerical, 20 of whom were Internet content research writing and editing staff, and 35 of whom were sales personnel. We anticipate the need to hire additional computer programmer/systems specialists to support our expansion plans. None of our employees are a member of any labor union, and we have never experienced any business interruption as a result of any labor disputes. We do not provide any special benefit or incentive programs for our employees. We believe that we enjoy good relations with all of our employees.

Subsequent and Pending Events

--  Implementation of the Capability Maturity Model

     In September 2000, the Company began intensive training and implementation program used worldwide by most major software development companies. The process, called the Capability Maturity Model (commonly called CMM), is designed to correct and eliminate such problems as budget overruns, exceeded deadlines, and poor product quality. The process was developed by the Software Engineering Institute at Carnegie Mellon University. It is an ongoing process that seeks continual improvement in the development of software, and typically changes the culture of the affected company to one of total product quality and stellar customer service. Implemented correctly, a company can expect vastly shortened project turn around time, vastly reduced costs to develop projects, greatly improved customer satisfaction and product quality. Intermost considers the decision to implement the CMM to be a strategic one, and believes use of the program will provide the company with a firm competitive advantage.

--  Huifeng Web Security

     In May 2000, the Company signed a Letter of Intent to purchase 51% of Huifeng Web Security, an Internet security and technology products developer headquartered in Shenzhen. Intermost will buy 51% of Huifeng for approximately $1.33 million USD, using a combination of 10% cash and 90% equity. Huifeng specializes in the development and sale of Internet and financial system security solutions. Huifeng focuses its sales on financial, banking, telecom, and government markets in southern China. The company has been in operation since August 1999. As of September 2000, due diligence was ongoing.

-- Dunwell Computer

     The Company signed an agreement in principal to acquire a 70% interest in Dunwell Computer (H.K.) Limited, a developer and provider of Internet technology and e-commerce solutions. Pursuant to the terms of the agreement, the Company will pay approximately $362,000, 50% in cash and 50% in equity. At June 30, 2000, the Company had deposited the cash portion of the purchase price and had advanced additional funds to Dunwell. Closing of the acquisition was pending at September 2000.

ITEM 2.  PROPERTIES

     Our principal office has been recently moved to the newly-rented Shenfang Plaza, 3005 Renmin South Road, Shenzhen, China 518005, covering 30,000 square feet of office space. Our previous office at 38th floor of Guomao Building was acquired from an unrelated third party for 77,200 shares of the company's common stock in November 1999. The office space had an appraised value of $463,000 at the time of the transfer. The Guomao Office is now rented out to an unrelated third party at market value of $2,000 per month. We also currently have office space in Beijing, Hong Kong and the Southern Chinese city of Guangzhou.

     Management believes that the Company's facilities are adequate to support operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company is from time to time a party to lawsuits incidental to its business. We are not aware of any current, pending, or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on the OTC Bulletin Board under the symbol "IMOT".

     The following table presents the range of high and low closing bid prices for our common stock on the OTC Bulletin Board for each quarterly period since the commencement of trading in December 1998. Such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                     High              Low
                                                    ------            ------
Fiscal 1999

Quarter ended September 30, 1998                     N/A                N/A
Quarter ended December 31, 1998                      N/A                N/A
Quarter ended March 31, 1999                         9.50              1.468
Quarter ended June 30, 1999                          9.031             3.562

Fiscal 2000

Quarter ended September 30, 1999                     7.652             3.00
Quarter ended December 31, 1999                      7.875             2.375
Quarter ended March 31, 2000                         6.5               3.75
Quarter ended June 30, 2000                          4.062             1.875

     As of September 8, 2000, the last sales price per share of the Company's common stock as reported by the OTC Bulletin Board was $1.47.

     As of June 30, 2000, there were approximately 575 holders of record of the Company's common stock.

     We have never declared or paid any cash dividend on our common stock and do not expect to declare or pay any such dividend in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

General

     The following discussion should be read in conjunction with the financial statements appearing elsewhere herein.

     Prior to October of 1998, we were engaged in limited operations relating to efforts to identify and acquire, or merge with, one or more operating businesses. In October 1998, we acquired Intermost Limited and adopted the business plan of IML. The acquisition of IML has been accounted for using the purchase method of accounting with the transaction being accounted for as a "reverse acquisition." We do not consider the operations prior to the acquisition of IML to be material to an understanding of our company. Accordingly, this discussion relates to the operations of IML for all periods presented, excluding our former operations prior to the acquisition of IML.

     IML was formed in January of 1998 to establish a position as a leading provider of Internet technologies and services, business information services, value-added network consulting services and other related products and services in China. Revenues are generated through a combination of consulting service fees, advertising fees, web site design, hosting and maintenance fees and information fees. We expect that future revenues will include E-commerce fees.

     Following the Exchange, we changed our year end to June 30 to conform with the fiscal year of IML. From inception (January 1998) to June 30, 1998, we were involved in limited organizational activities and had no operating revenues. We began revenue producing activities in the first quarter of fiscal 1999 (ended September 30, 1998).

Plan of Operation

-- Refinement of Business Plan

     During fiscal year 2000, we refined our business plan, narrowing our focus to target selected areas of the Chinese Internet market. In connection with the refinement of our business plan, we determined to abandon our online book store venture. We also determined to shift the focus of our ChinaE.com portal from an advertising driven revenue source to a marketing tool to promote the sale of our suite of software and services.

     Under our refined business plan, it is our objective to become a top provider of e-commerce solutions in our selected market segment, namely Chinese enterprises. Here we define 'enterprise' as those firms or organizations operating outside of the telecommunications, government, and financial services (insurance, securities, banking) industries. Our chosen products and services include the development and delivery of:

*    E-commerce   solutions  that  address  the  need  for  enterprise  resource
     management,   including  web-based  supply  chain  management  ("SCM")  and customer relations management ("CRM") systems.

* E-commerce solutions that center on web design, and target smaller firms. In additional to web design and hosting, products include software system integration and web-based security products, including firewalls and virus protection.

* Electronic payment system services. Via our Jiayin joint venture, the Company can deliver a variety of options for making payments electronically, including telephone, wireless application protocol ("WAP"), and online.

-- Goals

     Our intention is to become the single largest provider of enterprise e-commerce solutions in Greater China. To achieve this goal, we have established a series of short (1 - 12 month), intermediate (12 - 36 month), and long term (36 - 60 month) goals:

     Our short term goals are to continue to establish Intermost as a leading and respected provider of enterprise e-commerce solutions in Greater China; begin relationships with a minimum of five potential US strategic partners, secure a significant financial commitment from at least one partner; implement a business development program that secures sales in non-mainland markets, such as the US, Europe, and the developed markets of the Pacific Rim; and establish its presence and reputation in the markets of enterprise resource management systems.

     Our intermediate goals are to secure a minimum of two additional US strategic partners; grow the revenue mix such that enterprise resource management systems represent a combined minimum of 70% of our revenues; and secure a NASDAQ national market listing in the US.

     Our long-term strategy is to become a leading (as measured by total revenue) enterprise e-commerce solutions provider in Greater China.

--  Cash Requirements

     Our cash requirements for the twelve month period beginning June 30, 2000 are expected to relate primarily to the following: (1) support for existing operations including additional staffing, business development, and marketing expenses; (2) strategic acquisitions and specific large implementation projects, software and hardware investment necessary to the completion of projects; (3) software and hardware expenses necessary for the completion of projects and general business growth; (4) continued funding of the Jiayin Joint Venture, should additional funding be required; and (5) funding for the establishment of sales and operational offices in other Chinese cities.

     In the event that we are able to locate acquisition candidates of complementary businesses, we may be required to raise additional capital or, in the alternative, may issue stock to pay for such acquisitions similar to our acquisition of certain systems integration contracts from Labtam Corporation during fiscal 1999.

     We plan to evaluate and, where appropriate, acquire complementary businesses or assets from time to time in the future. Future acquisitions are expected to focus on one or more of the following, (1) significant technology relating to online or telephone payment systems, (2) addition of highly skilled technical personnel that may assist in our development and delivery of enterprise e-commerce solutions systems, and (3) complementary regional business-to-business Internet companies in China. Our future acquisition plans and objectives may vary from time to time in the future in light of developments in the market. As of June 30, 2000, we were actively engaged in the acquisition of two such firms, Dunwell Computer and Huifeng Web Security. There can be no assurance that we will be successful in identifying additional acquisition candidates in the future or completing acquisitions where opportunities arise.

     Cash requirements to support completion of the development and implementation of the electronic payment system by the Jiayin Joint Venture are expected to relate primarily to our capital contribution under the joint venture agreement. The telephone portion of the electronic payment system is now operational.

     As part of our intention to grow the Company into a national presence, we will seek funding that will allow our operations to spread more quickly. Establishing a presence in another city creates needs for office space, a sales and marketing team, hardware and transportation, overhead, and supply.

Results of Operations

     Following is summary financial information reflecting the operations for the periods indicated.

                                                        Year Ended June 30,
                                                --------------------------------
                                                    1999              2000
                                                -------------  -----------------
                       Net sales                $    388,080    $     1,568,636
                       Cost of services              185,385          1,392,248
                                                -------------  -----------------
                       Gross profit                  202,695            176,388
                       Selling, general and
                       administrative                436,120          1,942,447
                                                -------------  -----------------
                       Operating loss               (233,425)        (1,766,059)
                       Other income, net               3,969             24,539
                       Share of loss of an
                       associate                           -          (166,718)
                                                -------------  -----------------
                       Loss before minority
                       interest                     (229,456)        (1,908,248)
                       Minority interest                   -            137,839
                                                -------------  -----------------
                       Net income (loss)        $   (229,456)    $   (1,770,399)
                                                =============  =================

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

     Net Sales. Net sales for the year ended June 30, 2000 increased to $1,568,636, or 304.2%, from $388,080 for the year ended June 30, 1999.

     Net sales for the year have been derived principally from systems sales and integration, web site design and development, web advertisement, web hosting and telephone payment systems, referred to as "business portals and e-commerce solutions", and from software development and general internet solutions and business consulting services, referred to as "software development and consulting commission income".

     The following table reflects the total net sales and percentage of net sales represented by business portals and e-commerce solutions and by software development and consulting services, and percent change in each of those categories, for the periods indicated:


                                     Total Net Sales                 Percent of Total Net Sales          Percent Change
                              ---------------------------------    ---------------------------------    from year ended
                                    Year Ended June 30,                  Year Ended June 30,            June 30, 1999 to
                              ---------------------------------    ---------------------------------    year ended June
                                  1999              2000                1999              2000              30, 2000
                              --------------   ----------------    ---------------   ---------------   -----------------

Business portals and
e-commerce solutions
- Systems sales and
  integration                     $5,176       $    826,613               1.3%             52.7%              15,870.1%
- Web site design and
   development                   131,629            470,177              33.9%             30.0%                 257.2%
- Web advertisement              132,897             87,777              34.3%              5.6%                (34.0)%
- Web hosting                      5,727             64,378               1.5%              4.1%               1,024.1%
- Telephone payment
   systems                             -                901                 -%              0.1%                   n.m.
                           --------------   ----------------    ---------------   ---------------      -----------------
                                 275,429          1,449,846              71.0%             92.4%                 426.4%
Software development
and consulting
- Software development            58,651            118,790              15.1%              7.6%                 102.5%
- Consulting                      54,000                  -              13.9%              0.0%                   n.m.
                           --------------   ----------------    ---------------   ---------------      -----------------
                                 112,651            118,790              29.0%              7.6%                   5.4%
                           --------------   ----------------    ---------------   ---------------      -----------------
Total                          $ 388,080        $ 1,568,636             100.0%            100.0%                 304.2%
                           ==============   ================    ===============   ===============      =================


     We began earning revenues in July of 1998 and had an engineering/technical staff of 7 persons at September 30, 1998, which staff had increased to 38 persons at June 30, 2000.

     Within our business portals and e-commerce solutions offerings, the increase in systems sales and integration, web site design and development and web hosting revenues was primarily attributable to acquisition of system integration contracts from Labtam, improved customer relationship and aggressive marketing strategy. The increase in telephone payment systems revenues was attributable to the commencement of those services by Jiayin Joint Venture during the current period. The decrease in web advertising revenues was attributable to a strategic determination during the current period to shift the focus of our www.ChinaE.com portal site from an advertising revenue driven portal to a marketing tool to support the sale of our services and solutions.

     Within our software development and consulting offerings, software development revenues increased as a result of a contract with a Singapore company. The decrease in consulting commissions was attributable to the shift the focus of our service to software development.

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

     The following table reflects the principal components of cost of services and percentage of net sales represented by each component for the periods indicated:

                            Total Cost of Services              Percent of Total Net Sales            Percent Change
                      -----------------------------------    ---------------------------------       from year ended
                             Year Ended June 30,                   Year Ended June 30,               June 30, 1999 to
                      -----------------------------------    ---------------------------------       year ended June
                           1999               2000                1999              2000                 30, 2000
                      ---------------   -----------------    ---------------   ---------------     -------------------

Engineer/
Technician salaries
                      $     77,001         $   210,885              19.8%             13.4%                  173.9%
Subcontract fees            45,000             153,622              11.6%              9.8%                  241.4%
Cost of system
sales and
integration                      0             745,059               0.0%             47.5%                    n.m.
Depreciation                 2,106              25,230               0.5%              1.6%                1,098.0%
Other                       61,278             257,452              15.9%             16.4%                  320.1%
                    ---------------   -----------------    ---------------   ---------------     -------------------
Total                  $   185,385         $ 1,392,248              47.8%             88.8%                  651.0%
                    ===============   =================    ===============   ===============     ===================

     For the year ended June 30, 2000, costs of services increased 651%, to $1,392,248, or 88.8% of net sales, compared to $185,385, or 47.8% of net sales, for the year ended June 30, 1999.

     The principal components of cost of services during the year ended June 30, 2000 were engineer/technician salaries; subcontract fees; cost of hardware; other costs associated with support on the engineering/technician staff; and depreciation of equipment utilized in connection with services.

     The increase in costs of services was principally attributable to costs of hardware sales and expenditures to support the increase in net sales, including an increase in engineering/technician headcount from 7 at September 30, 1998 to 38 at June 30, 2000. The increase in costs of services as a percentage of revenues was primarily attributable to the sale of hardware which has a lower profit margin than service revenues.

     Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") consists principally of (1) sales commissions, advertising, trade show and seminar expenses, and direct-field sales expense,
(2) salary for administrative and sales staff, (3) corporate overhead, and (4) amortization of intangibles.

     The  following  table  reflects  the  principal   components  of  SG&A  and
percentage of net sales represented by each component for the periods indicated:

                                   Total SG&A                       Percent of Total Net Sales         Percent Change
                        -----------------------------------    ---------------------------------      from year ended
                               Year Ended June 30,                   Year Ended June 30,             June 30, 1999 to
                        -----------------------------------    ---------------------------------      year ended June
                             1999               2000               1999               2000               30, 2000
                        ---------------    ----------------    --------------    ---------------    --------------------

Sales and marketing
salaries and
commissions             $     56,390        $    107,859             14.5%               6.9%                   91.3%
Other sales and
marketing expenses            89,455             306,088             23.1%              19.5%                  242.2%
Administrative
salaries                      62,886             199,834             16.2%              12.7%                  217.8%
Amortization of
intangibles                        0             144,928              0.0%               9.2%                    n.m.
Other corporate              227,389           1,183,738             58.6%              75.5%                  420.6%
                      ---------------    ----------------    --------------    ---------------    --------------------
Total                    $   436,120        $  1,942,447            112.4%             123.8%                  345.4%
                      ===============    ================    ==============    ===============    ====================


     For the year ended June 30, 2000, SG&A increased 353.9%, to $1,942,447, or 123.8% of net sales, compared to $436,120, or 112.4% of net sales, for the year ended June 30, 1999.

     The increase in SG&A has been principally  attributable to a combination of
(1) aggressive marketing efforts associated with the commencement and growth of revenue producing operations, including costs associated with sales commissions, attendance at international trade conferences, industry journal advertising and other related expenses, (2) an increase in administrative support staff and corporate overhead to support anticipated growth in revenues, including non-cash charges totaling $136,948 associated with the agreement to issue shares and options to an officer, and (3) amortization of intangibles.

     The  principal  components of SG&A during the year ended June 30, 2000 were
(1) sales and marketing salaries and commissions; (2) other marketing expenditures; (3) administrative salaries and benefits; (4) amortization of intangibles; and (5) other corporate expense, which includes occupancy expense, general office expenses travel, general staff welfare expense and consulting fees etc.

     Amortization expense was recorded for the acquisition of eighty system integration contracts from Labtam Corporation in July 1999 for 69,700 shares of common stock of the Company.

     The intangible assets are being amortized over a 24 month period for system integregation contracts representing the life of the contracts. During the year ended June 30, 2000, we recorded a charge for amortization of the contracts of $144,928.

     Other Income. Other income consists principally of interest income and gain from the reduction in our interest in the Jiayin Joint Venture. For the year ended June 30, 2000 other income totaled $24,539 compared to $3,326 of other income for the year ended June 30, 1999. The increase in other income was attributable to increased balances of cash held in interest bearing accounts of $1,637,317.

     Share of Loss of Associate. Share of loss of an associate of $166,718 was reported during the year ended June 30, 2000. Share of loss of an associate represents our proportionate interest in the loss of Shenzhen SinoE-commerce Co. Ltd., an equity joint venture formed during the year ended June 2000 to provide business portals and e-commerce solutions.

     Minority Interest. Minority interest of $137,839 was reported during the year ended June 30, 2000. No minority interest was reported during the year ended June 30, 1999. Minority interest reflects the proportionate interest in the earnings (loss) of Jiayin Joint Venture not attributable to Intermost.

Liquidity and Capital Resources

     At June 30, 2000 we had cash and cash equivalents of $1,637,317 and working capital of $2,087,982 as compared to $528,612 of cash and cash equivalents and $476,912 of working capital at June 30, 1999.

     Our primary sources of financing has been cash from the sale of common stock and, to a lesser degree, cash provided by operating activities and various loans from shareholders and directors.

     Operations used $1,572,810 of cash during the year ended June 30, 2000 as compared to $167,786 of cash during the year ended June 30, 1999. Funds used in operations primarily relate to the losses incurred during the period, increases in trade and other receivables and increases in other current and non-current assets, all relating to the start-up and growth of operations, which were partially offset by an increase in trade payables, non-cash compensation charges, amortization of intangibles and impairment charges relating to intangibles and losses from non-consolidated affiliated companies.

     Investing activities used $1,681,437 during the year ended June 30, 2000 and $140,087 during the year ended June 30, 1999. Funds used in investing activities consist of purchases of plant and equipment to support operations ($930,144) and investments in SinoE.com ($726,959).

     Financing activities provided $4,367,619 of cash during the year ended June 30, 2000 and $835,549 during the year ended June 30, 1999. The cash provided by financing activities was attributable to the receipt of $3,821,269 of net proceeds from the sale of common stock and the receipt of $551,932 of capital contributions by joint venture partners during the current period and the receipt of proceeds from the sale of common stock during the prior year.

     We had no long term debt at June 30, 2000 or June 30, 1999.

     In January 2000, we signed a Letter of Intent to purchase Dunwell Computer (Hong Kong) Ltd. Dunwell is a Hong Kong licensed Internet Service Provider and e-commerce solutions provider. Pursuant to the terms of the Letter of Intent, we will pay HK$2.8 million, approximately US$361,757 for 70% of the stock of Dunwell. The purchase price is payable 50% in cash and 50% in stock at US$3.50 per share. As of June 30, 2000, the purchase of Dunwell had not closed. At that date we had advanced funds to Dunwell and placed a deposit in an aggregate amount of US$219,695.

     In May, 2000, we signed a Letter of Intent to acquire 51% of Huifeng Web Security, an Internet security and technology products developer, for US$1.33 million payable 10% in cash and 90% in stock. At June 30, 2000, the purchase of Huifeng had not been completed.

     During the year ended June 30, 2000, we agreed to acquire from an unrelated third party the premises in which our executive offices are located. Under the terms of the agreement, we issued 77,200 shares of common stock as payment in full for the property rights with respect to Rooms 3805 - 3809 of the Guamao Building in Shenzhen, China.

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

     Future revenues and operating results may also be effected by the operations of Dunwell Computer (Hong Kong ) Ltd. and Huifeng Web Security are expected to be acquired subsequent to June 30, 2000. Additionally, we expect to realize recurring revenues from an interest in the proposed SinoE.com joint venture. There is no assurance that the acquisitions of Dunwell and Huifeng will be completed, or the joint venture with SinoE.com consummated, on the terms proposed, or at all. The amount of revenues to be realized from those acquisitions and joint ventures, and the operating results therefrom, is uncertain.

     With the entry of new competitors in our markets, we expect prices for our e-commerce services to come under mild price pressure. We expect this price pressure to be moderated by growth in demand for those services. If we do not realize the anticipated growth in demand for Internet services in China, we may experience more substantial pricing pressure. To date, we have experienced no substantial price pressure.

     Our cost of services are expected to benefit from continuing advancements in technology which is expected to allow us to deliver our services at lower cost.

     Additionally, our operations may be impacted by various factors associated with doing business in China, including, but not limited to, uncertainty regarding the application or enforcement of various regulations relating to business generally, and the Internet specifically, and potential changes in such regulations, political or economic conditions, methods and rates of taxation, and other factors. We may be impacted by the ongoing Asian financial crisis. Countries in the Asia Pacific region have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses could adversely affect, among other things, consumer demand for discretionary goods in the region (perhaps including our products and services which may be considered expenditures by consumers), and the U.S. dollar value of our foreign currency denominated sales (e.g., to the extent sales are denominated in Renminbi or Hong Kong dollars). In addition, our interest income and expense may be sensitive to fluctuations in the general level of Hong Kong and Chinese interest rates. However, as we conduct substantially all of our operations, including substantially all of our sales and expenses, in Renminbi or Hong Kong dollars, management does not believe we are exposed to undue risk arising from fluctuations of the exchange rates between those currencies and the U.S. dollar. Except as noted above, we are not aware of any trends, events or uncertainties which have had, or are reasonably likely to have, a material impact on our operations or our short-term or long-term liquidity.

Currency Presentation and Foreign Currency Translation

     Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on June 30, 2000 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

Inflation

     Inflation has historically not had a material effect on our operations. When the price of products and services increases, we believe that we will be able to pass those higher prices on to the customer. Accordingly, we believe inflation will not have a material effect on our future operations.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements, together with the independent auditors' report thereon of Arthur Andersen, appears on pages F-1 to F-25 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In July 1999, the Company's Board of Directors dismissed Andersen, Andersen & Strong, L.C. as the independent auditors for the Company and selected Arthur Andersen & Co. to serve as its new independent auditors.

     Andersen, Andersen & Strong's reports on the financial statements of the Company for the fiscal years ended December 31, 1995, 1996 and 1997 contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty (other than uncertainty as to the Company's continuing as a going concern), audit scope, or accounting principles. In connection with its audits for fiscal years 1995, 1996 and 1997, and through the date of their dismissal, there were no disagreements with Andersen, Andersen & Strong, L.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Andersen, Andersen & Strong, L.C. would have caused them to make reference thereto in its reports on the financial statements for such years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

     Identification of Directors, Executive Officers and Certain Significant Employees

     The following table sets forth certain information regarding the directors and executive officers of the Company.

     Name                 Age                       Position
    ------               -----                     ----------
Jun LIANG                  39             President and Director
Andy LIN                   54             Executive Vice President and Director
Mark Williamson            38             Vice President, Business Development
Roland WANG                29             Chief Technology Officer
Oliver LI                  42             Controller
Sai Keung CHAN             45             Secretary and Director
Wai Ho LI                  44             Director
Shim YANG                  43             Director

     There are no family relationships among any of the directors or officers of the Company.

Business Experience

     Jun LIANG co-founded the Company's predecessor, IML, in January 1998 and has served as its President and a Director since inception and as President and a Director of the Company since the Exchange in October 1998. Prior to forming IML, from 1994 to 1998, Mr. Liang was the president of China Business Resources, a privately-owned Hong Kong company specializing in providing companies directories, business directory services and other business information in print, CD-ROM and electronic format. During the period of Mr. Liang's service with China Business Resources, annual revenues averaged approximately $500,000. Mr. Liang graduated from Beijing Shijou University in 1982 with a Bachelor of Science degree in Chemical Engineering and from Stanford University in 1986 with a Master of Science degree in Chemical Engineering.

     Andy LIN co-founded the Company's predecessor, IML, in January 1998 and has served as its Vice President and a Director since inception and as Vice President and a Director of the Company since the Exchange in October 1998. Prior to forming IML, he was the vice president of China Business Resources from 1994 to 1998. Mr. Lin graduated from Tsinghua University in 1970 with a Bachelor degree and from the Chinese Academy of Sciences in 1981 with a Master of Science degree in computer science.

     Mark Williamson joined the Company in November 1999 as Vice President, Business Development. Prior to joining the Company, Mr. Williamson was a Senior Business Analyst with Electronic Data Systems in Houston, Texas from October 1998 to October 1999, and was a marketing analyst for Compaq Computer from February to September 1998. Previously, from 1994 to 1998, Mr. Williamson was a founder and Managing Director of Williamson, Fournier & Company, an import-export company based in Budapest, Hungary. Mr. Williamson has an MBA in Marketing (Rice University) and degrees in both engineering (University of Texas at Austin) and finance (University of Oklahoma).

     Sai Keung CHAN joined the Company's predecessor, IML, as Secretary and a Director in January 1998 and assumed the same positions with the Company following the Exchange in October 1998. Mr. Chan received a law degree from the University of Southampton, U.K. and since 1986 has been a partner in the law firm of Liau, Ho & Chan in Hong Kong.

     Oliver LI joined the Company in July 2000 as Financial Controller. Prior to joining the Company, Mr. Li was Senior Accounting Manager of China Everbright Group, a major Chinese conglomerate, from April 1998 to June 2000. Previously, from October 1996 to March 1998, Mr. Li served as accounting department manager in the New Jersey office at Daystone International, a Taiwanese manufacturer. Mr. Li received his MBA from Canisius College in Buffalo.

     Roland WANG joined the Company in July 2000 as Chief Technology Officer pursuant to the Company's proposed acquisition of Huifeng Web Security. Mr. Wang joined Huifeng Web Security, an Internet security and technology products developer, in November 1998. Previously, from 1995 to 1998, Mr. Wang worked in senior positions of software systems development relating to risk management and financial clearing procedures with Nortel Networks, Algorithmics, and Merrill Lynch.

     Wai Ho LI joined the Company's predecessor, IML, as a Director in January 1998 and assumed the same positions with the Company following the Exchange in October 1998. Since 1983, Mr. Li has been a director of Pado Contracting Co., Ltd., a privately-held company in Hong Kong specializing in interior design and decoration work, where he is responsible for business development and strategic planning.

     Shim YANG joined the Company's predecessor, IML, as a Director in January 1998 and was appointed a Director of the Company following the Exchange in October 1998. Since December 1997, Mr. Yang has been a Managing Director of Corporate Finance International Ltd., a privately-held investment consulting and business brokerage company in Hong Kong specializing in corporate finance and business restructuring consulting, where he is responsible for corporate development and strategic management. From January 1997 to December 1997, Mr. Yang served as Managing Director of CEC (HK) Ltd., a privately-held company in Hong Kong specializing in securing financing for start-up internet companies in Hong Kong and China. From 1993 to 1996, Mr. Yang served as Managing Director of Eagle Gain Ltd., a privately-held company in Hong Kong specializing in securing financing for real estate development in China. Mr. Yang received a Bachelors degree in Economics from the University of Foreign Trade in China in 1982.

Term of Office

     The directors named above will serve until the first annual meeting of the Company's shareholders. Thereafter, directors will be elected for one-year terms at the annual shareholders' meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement.

Compliance With Section 16(a) of Exchange Act

     Under the securities laws of the United States, the Company's directors, its executive officers, and any person holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during fiscal year 2000. To the Company's knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2000, except for the following: (1) Sai Keung Chan, an outside director, failed to file one Form 4 reporting one sale of shares; (2) Wai Ho Li, an outside director, failed to file one Form 4 reporting one sale of shares; and (3) Shim Yang, an outside director, failed to file one Form 4 reporting one sale of shares. In making these disclosures, the Company has relied solely on written statements of its directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation Table

     The following table sets forth information as to the compensation paid or accrued to each executive officer receiving compensation of at least $100,000 per year and the Chief Executive Officer for the three years ended June 30, 2000:


                                                     Annual Compensation
                                         ---------------------------------------------
                                                                    Other Annual     All Other
         Name and Principal Position      Year   Salary     Bonus   Compensation    Compensation
        -----------------------------    ------ --------   -------  ------------   --------------


Jun Liang.............................    2000   $11,630    $   0      (1)                $0
  Chief Executive Officer,............    1999    25,200        0      (1)                 0
  Chairman and President (2)..........    1998    11,630        0       -                  -

--------------
(1) Although the officers receive certain perquisites, the value of such perquisites did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.
(2)  Mr. Liang became Chief Executive Officer of the Company in October 1998.

Director's Compensation

     The Company currently pays its non-employee directors approximately $650 per meeting attended with compensation limited to $650 in a month regardless of the number of meetings attended. The Company reimburses its directors for out-of-pocket expenses incurred on behalf of the Company.

Employment Agreements

     In November 1999, the Company hired, and entered into an employment agreement with Mark Williamson. Pursuant to the employment agreement, Mr. Williamson serves as Vice President of Business Development for a term of two years ending November 14, 2001. Mr. Williamson receives an annual salary of $45,000 plus reimbursement of Chinese taxes. Mr. Williamson's employment agreement also provides for (1) the issuance of 15,000 shares of common stock after each six months of employment, (2) options to acquire 250,000 shares of common stock at $3.50 per share exercisable commencing on the first anniversary of his employment, (3) options to acquire 250,000 shares of common stock at $4.00 per share exercisable commencing on the second anniversary of his employment, (4) participation in any retirement or employment benefit plans adopted by the Company, (5) reimbursement of $5,000 of expenses of relocation to China, (6) fifteen days paid vacation annually and (7) round-trip airfare once annually to the United States. All options granted under the employment become immediately exercisable in the event of a change in control of the Company.

     In May, 2000, the Company renegotiated the employment terms with Mr. Williamson, and entered a new employment agreement that supercedes the earlier one dated November 15, 1999. The Company has honored Mr. Williamson's employment agreement from November 15, 1999 to May 14, 2000 by issuing him 15,000 shares of Intermost common stocks and issuing a board resolution granting him option to purchase 125,000 shares of Intermost common stock at $3.50 per share if he continue to serve the Company for another 12 months. Under the new 18 month employment agreement, Mr. Williamson will continue to serve as Vice President of Business Development for a 18 month term ending November 14, 2001. Mr.
Williamson receives an annual salary of $45,000 plus reimbursement of Chinese taxes. Mr. Williamson's employment agreement also provides for (1) options to acquire 125,000 shares of common stock at $3.00 per share exercisable commencing on November 15, 2000, (3) options to acquire 250,000 shares of common stock at $4.00 per share exercisable commencing on November 15, 2001, (4) participation in any retirement or employment benefit plans adopted by the Company, (5) reimbursement of $5,000 of expenses of relocation to China, (6) twenty days paid vacation annually and (7) round-trip airfare once annually to the United States. All options granted under the employment become immediately exercisable in the event of a change in control of the Company.

     In July 2000, the Company hired, and entered into an employment agreement with Roland Wang. Pursuant to the employment agreement, Mr. Wang serves as Chief Technology Officer for a term of two years ending May 31, 2002. Mr. Wang receives an annual salary of HK$455,000. Mr. Wang's employment agreement also provides for (1) the payment of an annual bonus in the amount of HK$100,000 if the Company's revenues exceed US$5,000,000 during the first year of employment and US$6,000,000 during the second year of employment, (2) options to acquire 150,000 shares of common stock at $3.00 per share exercisable commencing on the first anniversary of his employment, (3) options to acquire 230,000 shares of common stock at $4.00 per share exercisable commencing on the second anniversary of his employment, (4) participation in any retirement or employment benefit plans adopted by the Company, (5) fifteen days paid vacation annually and (6) round-trip airfare once annually to the United States or Canada. All options granted under the employment become immediately exercisable in the event of a change in control of the Company.

Other Compensation Arrangements

     Beginning in January 1999, until the Company attains sufficient revenues through operations, the Company pays to each of its executive officers other than Mark Williamson, approximately $2,600 per month. The Company does not have any pension, profit-sharing, stock bonus, or other benefit plans. The Company expects to enter into employment agreements with key employees, to implement comprehensive compensation arrangements with its officers and to adopt benefit plans in the future at the discretion of the Board of Directors to attract and retain officers and key employees. The Board plans to adopt a stock option plan under which 2,000,000 shares of common stock would be reserved for issuance pursuant to options to be granted to key employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

     The following table is furnished as of September 1, 2000, to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group.

Name and Address of                                 Number of Shares
Beneficial Owner (1)                               Beneficially Owned   Percent
--------------------                               ------------------   -------

Allied Point Limited (3)                              3,218,653   (2)    29.3%
Jun LIANG (3)                                         3,218,653   (2)    29.3%
Andy LIN (3)                                          3,218,653   (2)    29.3%
Wai Ho LI                                               400,000           3.6%
Shim YANG                                               250,000           2.3%
Sai Keung CHAN                                          200,000           1.8%
All officers and directors as a group (5 persons).    4,068,653          37.1%


-----------------
(1) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares shown opposite the name of each person or group.
(2) Allied Point Limited is a corporation organized under the laws of the British Virgin Islands and is owned 50% by Jun Liang and 50% by Andy Lin. Therefore, Mr. Liang and Mr. Lin are deemed to be the beneficial owners of those shares.
(3)  Address is 38th Floor, Guomao Building, Renmin South Road, Shenzhen, China.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

    Exhibit
    Number                      Description of Exhibit
   ---------                   ------------------------

     2.1       Exchange Agreement with Shareholders of Intermost Limited (1)
     3.1       Articles of Incorporation (1)
     3.2       Bylaws (1)
     10.1      Joint Venture Agreement re: Tech 2020 (1)
     10.2      Supply Agreement for Online Bookstore (1)
     10.3      Cooperative Agreement re:formation of Jiayin E-Commerce joint venture (1)
     10.4      Agreement re: acquisition of customer accounts from Labtam
               Corporation (1)
     10.5      Subscription Agreement re: sale of common stock (1)
     10.6**    Employment Agreement, dated May 15, 2000, with Mark Williamson
     10.7**    Employment Agreement, dated June 1, 2000, Roland Wang
     10.8      Agreement Regarding Transfer of Properties on 38th Floor, Guomao
               Building (2)
     10.9*     Joint Venture Agreement, dated June 1, 2000, re: Shenzhen SinoE
               E-commerce Co. Ltd.
     27.1*     Financial Data Schedule

---------------

*    Filed herewith.

*    Compensatory plan or management agreement.

(1)  Incorporated   by  reference  to  the   respective   exhibits   filed  with
     Registrant's Registration Statement on Form 10-SB (Commission File No. 0-30430).

(2)  Incorporated   by  reference  to  the   respective   exhibits   filed  with
     Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.

(b)  Reports on Form 8-K

No   reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTERMOST CORPORATION


                                        By:/s/ Jun Liang
                                           -------------------------------------
                                           Jun Liang
                                           President and Chief Executive Officer

Dated: October 10, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature              Title                                      Date
  -------------          ----------                                 --------

 /s/ Jun Liang            President, Chief Executive Officer  October 10, 2000
---------------------
Jun Liang

/s/ Andy Lin
---------------------     Vice President and Director         October 10, 2000
Andy Lin


/s/ Oliver Li             Financial Controller (Principal     October 10, 2000
---------------------     Accounting and Financial Officer)
Oliver Li


                          Director                            October __, 2000
---------------------
Sai Keung Chan


/s/ Wai Ho Li
---------------------     Director                            October 10, 2000
Wai Ho Li


                          Director                            October __, 2000
---------------------
Shim Yang

EPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and the Board of Directors of Intermost Corporation:


We have audited the accompanying consolidated balance sheets of Intermost Corporation (a company incorporated in the State of Utah, United States of America; formerly known as Utility Communications International, Inc.; he Company and Subsidiaries ( he Group as of June 30, 1999 and 2000, and the related consolidated statements of operations, cash flows and changes in shareholders equity for the period from January 2, 1998 to June 30, 1998 and the years ended June 30, 1999 and 2000. These financial statements give retroactive effect to the acquisition of Intermost Limited as a reverse acquisition as described in Note 2 to the accompanying financial statements. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intermost Corporation and Subsidiaries as of June 30, 1999 and 2000 and the results of their operations and their cash flows for the period from January 2, 1998 to June 30, 1998 and the years ended June 30, 1999 and 2000, after giving retroactive effect to the acquisition of Intermost Limited as a reverse acquisition as described in Note 2 to the accompanying financial statements, in conformity with generally accepted accounting principles in the United States of America.




                                                    /s/ Arthur Andersen & Co.
                                                    Certified Public Accountants
                                                    Hong Kong



Hong Kong,
October 9, 2000.

                     INTERMOST CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                          AS OF JUNE 30, 1999 AND 2000

                                             Note      1 9 9 9               2 0 0 0
                                            -------- ------------    -------------------------
                                                         Rmb            Rmb             US$

ASSETS

Current assets:
   Cash and bank deposits                            4,376,906       13,556,982      1,637,317
   Accounts receivable, net                    5        63,997        1,438,235        173,700
   Deposits, prepayments and other             6     1,204,070        5,438,095        656,775
     receivables
   Inventories                                               -           57,058          6,891
   Due from a director                        18             -          284,265         34,332
   Due from related companies                 18       155,122           72,345          8,737
                                                    ------------     -----------    -----------

         Total current assets                        5,800,095       20,846,980      2,517,752

Investment in an associated company            7             -        4,638,796        560,241
Plant and equipment, net                       8       820,731       13,291,366      1,605,237
Intangible assets                              9     2,400,000        1,199,996        144,927
Deferred compensation costs, net              10             -        1,744,878        210,734
                                                    ------------     -----------    -----------

         Total assets                                9,020,826       41,722,016      5,038,891
                                                    ============     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accruals and other payables                11     1,168,472       2,442,236         294,956
   Deposits from customers                             158,900         856,549         103,448
   Business tax and government                          26,177          51,508           6,221
     surcharges payable
   Due to directors                           18       254,420         208,197          25,145
                                                    ------------     -----------    -----------

         Total current liabilities                   1,607,969       3,558,490         429,770
                                                    ------------     -----------    -----------

Minority interests                                           -       3,428,693         414,093
                                                    ------------     -----------    -----------

Shareholders' equity:
   Common stock, par value US$0.001:          14
    - authorized - 100,000,000 shares as
       of June 30, 1999 and 2000
    - outstanding and fully paid -                      80,742         90,840           10,971
       9,754,412 and 10,971,268 shares
       as of June 30, 1999 and 2000,
       respectively
    - reserved and to be issued - 69,700                   576          6,624              800
       and 800,000 as of June 30, 1999
       and 2000, respectively
   Preferred stock, par value of              14
     US$0.001:
    - authorized - 5,000,000 shares as
       of June 30, 1999 and 2000
    - outstanding and fully paid - Nil                      -               -               -
       as of June 30, 1999 and 2000
   Additional paid-in capital                 14    9,278,166      52,233,737       6,308,422
   Less - Subscription receivable             14            -        (952,200)       (115,000)
                                                    -----------    -------------    -----------
                                                     9,359,484    51,281,537       6,193,422
   Accumulated deficit                              (1,954,380)  (16,613,282)     (2,006,435)
   Cumulative translation adjustments                    7,753       (30,886)         (3,730)
                                                    -----------    -------------    -----------

         Total shareholders' equity                  7,412,857    34,734,833       4,195,028
                                                    -----------    -------------    -----------

         Total liabilities and                       9,020,826    41,722,016       5,038,891
           shareholders' equity
                                                    ===========    =============    ===========

The accompanying notes are an integral part of these financial statements. Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on June 30, 2000 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                     INTERMOST CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONSFOR THE PERIOD FROM JANUARY 2,
                            1998 TO JUNE 30, 1998 AND

                     THE YEARS ENDED JUNE 30, 1999 AND 2000



                                    Note      1 9 9 8       1 9 9 9            2 0 0 0
                                   -------  -----------    -----------   ------------------------------
                                               Rmb            Rmb            Rmb              US$


Net sales                            19             -      3,213,299       12,988,310       1,568,636
Cost of services                                    -     (1,534,985)     (11,527,817)     (1,392,248)
                                            ------------  -------------- --------------   -------------

       Gross profit                                 -      1,678,314        1,460,493         176,388

Selling, general and                          (54,479)    (3,611,074)     (16,083,455)     (1,942,447)
    administrative expenses
                                            ------------  --------------  --------------   ------------

       Loss from operations                   (54,479)    (1,932,760)     (14,622,962)     (1,766,059)

Interest income                                     -         33,006           97,756          11,806
Other income (loss), net                            -           (147)         105,426          12,733
Share of loss of an                                 -              -       (1,380,429)       (166,718)
    associated company                      ------------  --------------   --------------   -----------

       Loss before income            19       (54,479)    (1,899,901)     (15,800,209)     (1,908,238)
          taxes

Provision for income taxes           12             -              -                -               -
                                            ------------  --------------  --------------   ------------

       Loss before minority                   (54,479)    (1,899,901)     (15,800,209)     (1,908,238)
             interests

Minority interests                                  -              -        1,141,307         137,839
                                            ------------  --------------   --------------   -----------

       Net loss                               (54,479)    (1,899,901)     (14,658,902)     (1,770,399)
                                            ============  ==============   ==============   ===========

Loss per common share - Basic                   (0.01)         (0.21)          (1.43)           (0.17)
                                            ============  ==============   ==============   ===========


   The accompanying notes are an integral part of these financial statements.


Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on June 30, 2000 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                     INTERMOST CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE PERIOD FROM JANUARY 2, 1998 TO JUNE 30, 1998 AND

                     THE YEARS ENDED JUNE 30, 1999 AND 2000



                                                 1 9 9 8         1 9 9 9                  2 0 0 0
                                              --------------  --------------   -----------------------------
                                                   Rmb             Rmb             Rmb              US$


Cash flows from operating activities:
Net loss                                      (54,479)        (1,899,901)      (14,658,902)     (1,770,399)
Adjustments to reconcile net loss to net
   cash used in operating activities -
   Depreciation of plant and equipment              -             95,899           993,921         120,039
   Amortization of intangible assets                -                  -         1,200,004         144,928
   Share of loss of an associated company           -                  -         1,380,429         166,718
   Minority interests                               -                  -        (1,141,307)       (137,839)
   Stock-based compensation costs                   -                  -         3,569,052         431,045
(Increase) Decrease in operating assets -
   Accounts receivable, net                         -            (63,997)       (1,374,238)       (165,970)
   Deposits, prepayments and other                  -         (1,204,070)       (4,234,025)       (511,356)
     receivables
   Inventories                                      -                  -           (57,058)         (6,891)
Increase (Decrease) in operating
   liabilities -
   Accruals and other payables                 13,359          1,155,113           576,281          69,599
   Deposits from customers                          -            158,900           697,649          84,257
   Business tax and government surcharge            -             26,177            25,331           3,059
     payable
                                              --------------  --------------   --------------   ------------

         Net cash used in operating           (41,120)        (1,731,879)     (13,022,863)     (1,572,810)
           activities
                                              --------------  --------------   --------------   ------------

Cash flows from investing activities:
Investment in an associated company                 -                  -       (6,019,225)       (726,959)
Additions of plant and equipment                    -           (916,630)      (7,701,594)       (930,144)
Due from a director                               (17)                17         (284,265)        (34,331)
Due from related companies                          -           (155,122)          82,777           9,997
                                              --------------  --------------   --------------   ------------
         Net cash used in investing               (17)        (1,071,735)     (13,922,307)     (1,681,437)
           activities                         --------------  --------------   --------------   ------------


                                                               (To be continued)

                     INTERMOST CORPORATION AND SUBSIDIARIES

            FOR THE PERIOD FROM JANUARY 2, 1998 TO JUNE 30, 1998 AND

                     THE YEARS ENDED JUNE 30, 1999 AND 2000


                                                 1 9 9 8         1 9 9 9                  2 0 0 0
                                              --------------  --------------   ------------------------------
                                                   Rmb             Rmb              Rmb              US$


Cash flows from financing activities:
Net proceeds from issuance of common stock            -         6,918,347        31,640,108       3,821,269
Capital contribution by minority                      -                 -         4,570,000         551,932
   shareholders of subsidiaries
Due to directors                                      -           254,420           (46,223)         (5,582)
Effect of exchange reorganization                41,137                 -                 -               -
                                              --------------  --------------   --------------   -------------

         Net cash provided by financing          41,137         7,172,767        36,163,885       4,367,619
           activities
                                              --------------  --------------   --------------   -------------

Effect of exchange rate changes on cash               -             7,753           (38,639)         (4,667)
   and bank deposits
                                              --------------  --------------   --------------   -------------

Net increase in cash and bank deposits                -         4,376,906         9,180,076       1,108,705

Cash and bank deposits, beginning of                  -                 -         4,376,906         528,612
   period/year
                                              --------------  --------------   --------------   -------------

Cash and bank deposits, end of period/year            -         4,376,906        13,556,982       1,637,317
                                              ==============  ==============   ==============   =============



   The accompanying notes are an integral part of these financial statements.


Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on June 30, 2000 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                     INTERMOST CORPORATION AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY

            FOR THE PERIOD FROM JANUARY 2, 1998 TO JUNE 30, 1998 AND

                     THE YEARS ENDED JUNE 30, 1999 AND 2000


                                  Common stock                                                      Accumulated
                                                                                                    other
                                                                                                    comprehensive
                                                                                                    income -
                         Issued           Reserved and to be                                        cumulative
                                                issued
                  ---------------------- ----------------------
                  Number of   Amount      Number of    Amount   Additional Subscription Accumulated translation
                    shares                 shares                paid-in    receivable   deficit    adjustments
                                                                 capital
                  ----------- ---------- ----------  ----------- ---------- ----------- ---------- -----------
                                Rmb                      Rmb       Rmb        Rmb         Rmb          Rmb


Balance as of     4,970,000     41,137           -          -           -          -           -          -
   January 2,
   1998

Net loss                  -          -           -          -           -          -      (54,479)        -
                  ----------- ---------- ----------- ----------- ---------- ----------- ---------- -----------

Balance as of     4,970,000     41,137           -          -           -          -      (54,479)        -
   June 30, 1998

Effect of         3,485,706     28,853           -          -     (28,853)         -            -         -
   exchange
   reorganization

Proceeds on       1,298,706     10,752           -          -   8,266,281          -            -         -
   issuance of
   common stock

Common stock              -          -           -          -  (1,358,686)         -            -         -
   issuance
   costs

Acquisition of            -          -      69,700        576   2,399,424          -            -         -
   contracts
   and  a
   customer list
   (Note 9)

Net loss                 -           -           -          -           -          -   (1,899,901)        -

Translation              -           -           -          -           -          -            -     7,753
   adjustments
                  ----------- ---------- ------------ ---------- ---------- ----------- ----------  ----------

Balance as of    9,754,412      80,742      69,700        576   9,278,166          -   (1,954,380)    7,753
   June 30, 1999

Issuance of        69,700          576     (69,700)      (576)          -          -            -         -
   common stock

Proceeds on             -            -     800,000      6,624   8,273,376   (952,200)           -         -
   issuance of
   common stock
   of which
   shares have
   not been
   issued

Granting of             -           -           -          -    3,611,968          -            -         -
   stock-based
   compensation
   to an
   employee
   (Note 15)

Acquisition of    75,512          629           -          -    3,125,567          -            -         -
   phone
   payment
   system
   (Note 8)

Granting of       41,110         339            -          -    1,701,623          -            -         -
   common stock
   to employees

Proceeds on      953,334       7,961            -          -    5,594,109          -            -         -
   issuance of
   common stock

Common stock           -           -            -          -   (1,987,200)         -            -         -
   issuance
   costs

Acquisition of    77,200         638            -          -    2,636,128          -            -         -
   a building
   (Note 8)

Net loss              -            -            -          -            -          -  (14,658,902         -

Translation           -            -            -          -            -          -            -   (38,639)
   adjustments
                ----------- ---------- -------------  -------- ---------- ----------- -----------   ----------

Balance as of 10,971,268      90,840      800,000      6,624   52,233,737   (952,200) (16,613,282)  (30,886)
June 30, 2000
                =========== ========== ============= ========= ========== =========== ===========   ==========



   The accompanying notes are an integral part of these financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES
     -------------------------------------
Intermost Corporation ("the Company") was incorporated in the State of Utah, United States of America on March 6, 1985. With effect from October 23, 1998, the Company changed its name from Utility Communications International, Inc. to Intermost Corporation, the present one.

During the period from January 2, 1998 (the earliest date covered by these financial statements) to October 22, 1998, the Company was inactive. On October 23, 1998, the Company acquired 100% interest in Intermost Limited ("IL"; a company incorporated in the British Virgin Islands) by issuing 4,970,000 shares of common stock of par value of US$0.001 each (after the redenomination of par value and the stock split as described in Note 14) to Mr. Jun Liang and Mr. Andy Lin, directors and shareholders of IL. IL was equally owned by Mr. Jun Liang and Mr. Andy Lin. IL and its subsidiaries ("the IL Group") are principally engaged in the provision of business portal and e-commerce solutions, the development of software and the provision of consultation services in the People's Republic of China ("the PRC") and Hong Kong.


2.   BASIS OF PRESENTATION AND
     CHANGE OF ACCOUNTING YEAR END
     ------------------------------
The acquisition of IL by the Company on October 23, 1998 has been treated as a reverse acquisition since IL is the continuing entity as a result of the exchange reorganization. On this basis, the historical financial statements prior to October 23, 1998 represented the consolidated financial statements of IL, which was incorporated on January 2, 1998. The shareholders' equity accounts of the Company as of January 2, 1998 have been retroactively restated to reflect the issuance of 4,970,000 shares of common stock (after the effect of the redenomination of par value and the stock split as described in Note 14).

The Company formerly had its accounting year end on December 31. Subsequent to the acquisition of IL, it changed its accounting year end to June 30 to coincide with that of IL.

3.   Subsidiaries
     -------------
Details of the Company's subsidiaries (which together with the Company are collectively referred to as "the Group") as of June 30, 2000 were as follows:


             Name                Place of           Percentage of equity            Principal activities
                                 incorporation      interest attributable to the
                                                    Group
-------------------------------  ------------------ ------------------------------  --------------------------
                                                        1999        2000
                                                    --------------  --------------


    Intermost Limited ( L            The British    100%                100%            Investment holding
                                     Virgin                                             and development of
                                     Islands                                            software

    China E. Com Information         The PRC        100%                100%            Provision of
    Technology Ltd. ( ECITL  *                                                          business portal and
                                                                                        e-commerce solutions

    IMOT Information                 The PRC        100%                100%            Inactive
    Technology (Shenzhen)
    Ltd. ( ITSL *

    Intermost (Hong Kong)            Hong Kong      100%                100%            Inactive
    Limited ( HKL

    Shenzhen Bank Union &            The PRC        -                     55.3%         Provision of phone
    Jiayin E-commerce Company                                                           payment system
    Ltd.**  ( BUJE                                                                      services

    Intermost Focus                  The PRC        -                      90%          Provision of
    Advertising Company                                                                 advertising,
    Ltd.** ( FACL                                                                       consultancy and
                                                                                        agency services and
                                                                                        production of
                                                                                        advertising materials



* CECITL and IITSL are wholly foreign owned enterprises established in the PRC to be operated for a period of 10 years until 2008.

** SBUJE and IFACL are equity joint ventures established in the PRC to be operated for a period of 10 years until 2009 and 2010, respectively.



4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
a.   Basis of consolidation
     ----------------------
     The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intra-group balances and transactions have been eliminated on consolidation.

b.   Associated company
     ------------------
     An associated company is an enterprise in which the Group has significant influence, but not control or joint control, and thereby have the ability to participate in their financial and operating policy decisions.

     In the consolidated financial statements, investment in an associated company is accounted for under the equity method of accounting, whereby the investment is initially recorded at cost and the carrying amount is adjusted to recognize the Group's share of the post acquisition profits or losses of the associated company, additional investments and contributions made to the associated company, distributions received from the associated company and other necessary alterations in the Group's proportionate interest in the associated company arising from changes in the equity of the associated company that have not been included in the statement of operations.

c.   Plant and equipment
     -------------------
     Plant and equipment are recorded at cost less accumulated depreciation. Gains or losses on disposals are reflected in current operations. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows: building - 20 years, computer equipment - 3 years, phone payment system - 5 years, furniture and office equipment - 5 years, leasehold improvements - 1 to 3 years (over the lease terms) and motor vehicles - 5 years. Major expenditures for betterments and renewals are capitalized. All ordinary repair and maintenance costs are expensed as incurred.

     The Group recognizes an impairment loss on plant and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges) indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation. Measurement of the impairment loss is based on the fair value of the assets.

d.   Intangible assets
     -----------------
     Intangible assets consisted of system integration contracts and a customer list acquired from an independent third party, which is amortized on a straight-line basis over a period of 24 months. The Company's directors and management review and evaluate the carrying value of intangible assets periodically, taking into consideration of current operating result and future prospects generated from the intangible assets.

     ------------------------------------------
e.   Net sales
     ---------
     Net sales represent (i) fees for the provision of business portal and e-commerce solutions, net of business tax, which are recognized when the services are rendered, (ii) fees for provision of software development and consulting services, which are recognized when the services are rendered, and (iii) advertising fees, net of business tax, which are recognized when the services are rendered.

     Deposits or advance payments from customers prior to provision of services are recorded as deposits from customers.

f.   Research and development expenditures
     -------------------------------------
     Research and development expenses are charged to expense as incurred.

g.   Income taxes
     ------------
     Income taxes are provided under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the financial statements. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all temporary differences between the tax and financial statement bases of assets and liabilities.

h.   Operating leases
     ----------------
     Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

i.   Comprehensive income (loss)
     --------------------
     The Group has adopted Statement of Financial Accounting Standards No. 130, which requires the Group to report all changes in equity during a period, except for those resulting from investment by shareholders and distribution to shareholders, in the financial statements for the period in which they are recognized. The Group has disclosed comprehensive income (loss), which encompasses net income (loss) and currency translation adjustments, in the consolidated statements of changes in shareholders equity and Note 13.

     ------------------------------------------
j.   Foreign currency translation
     ----------------------------
     The Company considers Renminbi as its functional currency as a substantial portion of the Group's business activities are based in Renminbi.

     The translation of the financial statements of subsidiaries whose functional currencies are other than Renminbi, into Renminbi is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in shareholders' equity separately as cumulative translation adjustments.

     Transactions in currencies other than functional currencies during the year are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are dealt with in the statement of operations.

     Aggregate gains from foreign currency transactions included in the consolidated results of operations for the period from January 2, 1998 to June 30, 1998 and the years ended June 30, 1999 and 2000 were approximately Nil, Rmb10,000 and Rmb113,000, respectively.

k.   Loss per common share
     ---------------------
     Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, by dividing net loss for each period by the weighted average number of shares of common stock outstanding during the period, as if the common stock issued for the acquisition of IL (see Note
     1) had been consummated prior to the years presented.

     The computation of diluted loss per common share is similar to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive securities outstanding during the period were exercised. During the years ended June 30, 1999 and 2000, diluted loss per common share was calculated to give effect to the outstanding stock options (see Note 15).

     In arriving at the basic loss per common share and the diluted loss per common share, the denominator is based on the following weighted average number of common shares:

                                   1 9 9 8          1 9 9 9           2 0 0 0
                                 -------------   --------------   --------------

    Basic                         4,970,000        8,980,666        10,284,765
    Diluted                       4,970,000        8,984,867        11,009,864


     No diluted loss per common share was presented in the consolidated statements of operations as the dilutive securities were anti-dilutive.

     ------------------------------------------
l.   Stock-based compensation
     ------------------------
     The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion ( PB No. 25. Pro forma disclosures were made assuming the application of fair value method as prescribed by Statement of Financial Accounting Standards No. 123.

m.   Use of estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


n.   Fair value of financial instruments
     -----------------------------------
     All financial instruments are carried at cost, which approximate their fair values.


5.   ACCOUNTS RECEIVABLE, NET
     ------------------------
Accounts receivable consisted of:

                                          1 9 9 9                  2 0 0 0
                                       --------------   ------------------------
                                            Rmb          Rmb            US$

    Accounts receivable                    150,997      1,949,235     235,415
          Less: Allowance for doubtful     (87,000)      (511,000)    (61,715)
          accounts
                                       --------------  -------------  ----------

    Accounts receivable, net                63,997      1,438,235      173,700
                                       ==============  =============  ==========

6.   DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES
     -------------------------------------------
Deposits, prepayments and other receivables consisted of:


                                                 1 9 9 9                   2 0 0 0
                                              -------------    -----------------------------------
                                                  Rmb               Rmb                   US$


    Prepaid legal fees (Note a)                 646,384               -                     -
    Deposit for leasing of advertising                -          800,000               96,618
    space (Note b)
    Rental and utilities deposits               121,450          527,310               63,685
    Deposits for purchase of leasehold                -        1,205,738              145,621
    improvements and office equipment
    Deposits for investment in Internet.com           -          500,760               60,478
    Limited (Note c)
    Deposits for acquisition of Dunwell               -        1,823,280              220,203
    Computer (H.K.) Limited ("DCL") and
    advance to DCL (Note d)
    Advance to employees                              -          182,793               22,076
    Advance to Jiayin Investment Company        257,122           56,803                6,860
    Limited ("JICL")
    (Note e)
    Prepaid expenses                            137,271          226,165               27,315
    Others                                       41,843          115,246               13,919
                                              --------------  ---------------    -----------------

                                              1,204,070       5,438,095               656,775
                                              ==============  ===============    =================

Notes -

a. Prepaid legal fees represented the balance of the proceeds from selling of common stock in December 1998 (see Note 14), which were held by the escrow agent.

b. The Group has leased certain pages in a weekly computer magazine for a period of 24 months for sub-lease purpose and paid a deposit amounting to Rmb800,000. The Group bears the risk and rewards of leasing these pages in the computer magazine.

c. The Group paid a deposit for an intended investment in Internet.com Limited, a company incorporated in the British Virgin Islands. Internet.com Limited plans to provide all kinds of visual image to its users through the Internet. The Group is still negotiating with Internet.com Limited for the percentage of equity interest to be held by the Group.

d. The Group paid a deposit for an intended acquisition of a 70% interest in DCL amounting to approximately Rmb1,502,000, which represented approximately 50% of the intended consideration, and advanced Rmb321,000 to DCL. As of June 30, 2000, negotiation was in process and the acquisition was not completed.

e. JICL was a minority shareholder of one of the Group's subsidiaries until February 2000 when it disposed all of its interest in that subsidiary. Thereafter, JICL was not classified as a related party.

7.   INVESTMENT IN AN ASSOCIATED COMPANY
     -----------------------------------
Details of investment in an associated company are:

                                                1 9 9 9                   2 0 0 0
                                           -----------------   ------------------------------
                                                 Rmb               Rmb                 US$


    Unlisted shares, at cost                         -          6,000,000           724,637
    Share of post-acquisition loss                   -         (1,380,429)         (166,718)
                                           -----------------   -------------    -------------

    Share of net assets                              -          4,619,571           557,919
    Amount due from an associated company            -             19,225             2,322
                                           -----------------   -------------    -------------

                                                     -          4,638,796           560,241
                                           =================   =============    =============


The amount due from the associated company is unsecured, non-interest bearing and has no pre-determined payment terms.

During the year ended June 30, 2000, the Group has invested in a 40% interest in Shenzhen SinoE-commerce Co. Ltd. ( ECL , an equity joint venture established in the PRC to be operated for a period of 20 years until 2020. SECL is engaged in the provision of internet-based platform for buyers and sellers of industrial products. As of June 30, 2000, SECL has not yet launched the platform.

Under the joint venture agreement for the establishment of SECL, the Group has an option to contribute to SECL additional capital of Rmb14,000,000 before July 15, 2000 in return for additional interests in SECL. The Group has not exercised the option and no additional capital contribution was made.

8.   PLANT AND EQUIPMENT, NET
     ------------------------
Plant and equipment consisted of:

                                           1 9 9 9                  2 0 0 0
                                       ---------------   --------------------------------
                                            Rmb               Rmb               US$


    Building                                   -          2,790,204           336,981
    Computer equipment                   518,701          1,791,932           216,417
    Phone payment system                       -          8,426,196         1,017,657
    Furniture and office equipment       142,284            294,452            35,562
    Leasehold improvements               125,490            135,777            16,398
    Motor vehicles                       130,155            942,625           113,843
                                       ---------------   -------------    ---------------
    Cost                                 916,630         14,381,186         1,736,858
    Less:Accumulated depreciation        (95,899)        (1,089,820)         (131,621)
                                       ---------------   -------------    ---------------

    Plant and equipment, net             820,731         13,291,366         1,605,237
                                       ===============   =============    ===============


During the year ended June 30, 2000, the Group has acquired a building in the PRC by (i) issuance of 77,200 shares of common stock of the Company, valued at approximately Rmb2,637,000 (see Note 14), and (ii) cash consideration of approximately Rmb153,000. The building is situated in Shenzhen, the PRC.In January 2000, the Group acquired a phone payment system by (i) issuance of 75,512 shares of common stock of the Company, valued at approximately
Rmb3,126,000 (see Note 14), and (ii) cash consideration of Rmb2,300,000. In addition, the Group incurred approximately Rmb3,000,000 for the upgrade of the phone payment system.

9.   INTANGIBLE ASSETS
     -----------------
Intangible assets consisted of:

                                            1 9 9 9                  2 0 0 0
                                          ------------    -------------------------------
                                              Rmb            Rmb               US$


    System integration contracts and a     2,400,000         2,400,000        289,855
    customer list

    Less: Accumulated amortization                 -        (1,200,004)      (144,928)
                                          ------------    --------------    -------------

    Intangible assets, net                 2,400,000         1,199,996        144,927
                                          ============    ==============    =============


In June 1999, the Group entered into an agreement with an independent third party to acquire certain system integration contracts and a customer list, to be satisfied by 69,700 shares of common stock of the Company valued at Rmb2,400,000. These shares were issued in December 1999.

deferred compensation costs, netDeferred compensation costs consisted of:


                                            1 9 9 9                    2 0 0 0
                                          -------------    ----------------------------
                                               Rmb            Rmb                US$


    Costs                                       -            4,970,401        600,290
          Less: Adjustment to costs             -           (1,358,433)      (164,062)
          attributable to change of stock
          options plan (Note 15)
    Less: Accumulated amortization              -           (1,867,090)      (225,494)
                                          -------------   -------------    -------------

    Deferred compensation costs, net            -            1,744,878        210,734
                                          =============   =============    =============


Deferred  compensation  costs  are  associated  with  stock-based   compensation
described in Note 15, and are determined using the intrinsic value method prescribed by APB No. 25 and are amortized over the term of employment.



11.  ACCRUALS AND OTHER PAYABLES
     ---------------------------
Accruals and other payables consisted of:

                                              1 9 9 9                   2 0 0 0
                                            ------------     ----------------------------
                                                Rmb             Rmb              US$

    Accrued operating expenses
       - wages and bonus                        141,891        438,953          53,014
       - sub-contracting fees                   374,412        -                     -
       - legal and professional fees            249,500        888,998         107,368
       - marketing expenses                     297,691        297,691         110,192
    Payable for common stock issuance costs           -        697,482          84,237
    Others                                      104,978        119,112          14,385
                                            ------------    -----------    -------------

                                              1,168,472      2,442,236         294,956
                                            ============    ===========    =============


12.  INCOME TAXES
     ------------
The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

     ------------
The Company is subject to the United States federal tax at a rate of 35%. IL was incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, is exempted from payment of the British Virgin Islands income taxes. The subsidiaries (IITSL, CECITL, SBUJE and IFACL) and associated company (SECL) established in the PRC are subject to PRC enterprise income taxes at a rate of 15%. IHKL is subject to Hong Kong profits tax at a rate of 16%. As of June 30, 2000, all group companies were in a tax loss position.

The reconciliation of the United States federal income tax rate to the effective income tax rate based on loss before income taxes stated in the consolidated statements of operations is as follows:


                                               1 9 9 8        1 9 9 9          2 0 0 0
                                             -------------   ------------    ------------


    United States federal income tax rate         35%            35%            35%
    Effect of different tax rates in               -            (14%)           (8%)
    foreign jurisdictions
    Valuation allowance for deferred tax                        (21%)           (27%)
    assets                                       (35%)
                                             -------------   ------------    ------------
                                                   -              -             -
                                             =============   ============    ============


As of June 30, 2000, the Group had net operating loss of approximately Rmb17,165,000, which was primarily related to the Company operations in the United States of America, which begin to expire at various times starting in 2018.

Deferred taxation consisted of:

                                               1 9 9 9                2 0 0 0
                                           ----------------  ----------------------------
                                                 Rmb             Rmb            US$
                                           ----------------  ------------   -------------


    Temporary difference arising from:
          -       net operating loss           380,615        4,135,459          499,452
          carryforwards
          -       provision for doubtful        15,660           63,600            7,681
          accounts
                                            ---------------  ------------   -------------

    Deferred tax assets, gross                 396,275        4,199,059          507,133

    Valuation allowance                       (396,275)      (4,199,059)        (507,133)
                                            ---------------  ------------   -------------

    Deferred tax assets, net                         -                -                -
                                            ===============  ============   =============


The change in valuation allowance from June 30, 1999 to June 30, 2000 is primarily related to the tax effects of the net operating loss of approximately Rmb15,376,000. The Company directors and management believe it is more likely than not that the results of future operations will not generate sufficient taxable income to realize the deferred tax assets as reduced by the valuation allowance.

13.  COMPREHENSIVE LOSS
     ------------------
Comprehensive loss consisted of:

                                         1 9 9 8          1 9 9 9               2 0 0 0
                                     ----------------   -------------    ------------------------
                                           Rmb              Rmb             Rmb            US$
                                     ----------------   -------------    -----------  ------------


    Net loss                              (54,479)       (1,899,901)    (14,658,902)   (1,770,399)

    Other comprehensive income (loss)           -             7,753         (38,639)       (4,667)
    - Translation adjustments
                                      ---------------   -------------    -----------   -----------

    Comprehensive loss                    (54,479)       (1,892,148)    (14,697,541)   (1,775,066)
                                      ===============   =============    ===========   ===========

14.  SHARE CAPITAL

During the period from January 2, 1998 (the earliest date covered by these financial statements) to October 22, 1998, the Company had authorized share capital of 100,000,000 shares of common stock, par value US$0.001 each, and 5,000,000 shares of preferred stock, par value US$0.001 each; and outstanding share capital of 1,742,853 shares of common stock, par value US$0.001 each. On October 23, 1998, the Company effected a redenomination of par value, resulting in 50,000,000 shares of common stock, par value US$0.002 each, authorized, and 1,742,853 shares of common stock, par value US$0.002 each, outstanding. On the same day, the Company effected a two-for-one stock split, resulting in 100,000,000 shares of common stock, par value US$0.001 each, authorized, and 3,485,706 shares of common stock, par value US$0.001 each, outstanding. Also, on October 23, 1998, the Company issued 4,970,000 shares of common stock (after the redenomination of par value and stock split described above), par value US$0.001 each, in connection with its acquisition of IL as described in Note 2. The effects of the redenomination of par value and the stock split have been reflected retroactively in the financial statements and all loss per share computations.

On December 16, 1998, the Company sold 1,298,706 shares of common stock, par value US$0.001 each, for cash at US$0.77 per share through a private placement. The net proceeds amounted to approximately Rmb6,918,000 (equivalent of US$836,000), of which approximately Rmb6,272,000 (US$758,000) was received during the year ended June 30, 1999 and approximately Rmb646,000 (equivalent of US$78,000) was received during the year ended June 30, 2000 (see Note 6).

On June 8, 1999, the Company reserved to issue 69,700 shares of common stock, par value US$0.001 each, valued at Rmb2,400,000, in connection with its acquisition of system integration contracts and a customer list (see Note 9). Such shares were issued in December 1999.

In September 1999, the Company reserved to issue 800,000 shares of common stock , par value US$0.001 each, for cash at US$1.25 per share, amounting to approximately Rmb8,280,000 (equivalent of US$1,000,000), of which approximately Rmb952,000 was yet to be received as of June 30, 2000.

On January 26, 2000, the Company issued 75,512 shares of common stock, par value US$0.001 each, valued at approximately Rmb3,126,000, as part of the consideration for the acquisition of a phone payment system of the Group (see
Note 8).

     -------------
On January 26, 2000, the Company issued 41,110 shares of common stock, par value US$0.001 each, valued at approximately Rmb1,702,000, to certain employees as rewards for their contribution to the Group. The cost for these shares has been recorded as part of employee compensation.

In January and February 2000, the Company issued an aggregate of 953,334 shares of common stock , par value US$0.001 each, for cash at US$3.0 to US$3.23 per share. The net proceeds amounted to approximately Rmb23,615,000 (equivalent of US$2,852,000).

On March 22, 2000, the Company issued 77,200 shares of common stock, par value US$0.001 each valued at approximately Rmb2,637,000, as part of the consideration for the acquisition of a building in the PRC (see Note 8).

15.  STOCK-BASED COMPENSATION
     ------------------------
In November 1999, the Company entered into a two-year employment contract with an employee. Pursuant to the contract, the Company granted to the employee stock options to purchase (i) 250,000 shares of common stock of the Company at US$3.50 per share, exercisable from November 2000 to November 2006, (ii) 250,000 shares of common stock of the Company at US$4.00 per share, exercisable from November 2001 to November 2006. In addition, the employee is also entitled to receive 15,000 shares of common stock of the Company after each six months of employment.

In May 2000, the Company entered into a new one-and-a-half-year employment contract with this employee to replace the previous one. Pursuant to the new contract, the Company granted to the employee options to purchase (i) 125,000 shares of common stock of the Company at US$3.00 per share exercisable from November 2000 to May 2010 and (ii) 250,000 shares of common stock of the Company at US$4.00 per share exercisable from November 2001 to May 2010. Under the new contract, the employee is not entitled to receive any additional shares of common stock of the Company during the term of employment.

Changes in outstanding options under the employee stock options for the year ended June 30,

                                                     2 0 0 0
                                   ---------------------------------------------
                                     Options     Weighted-average exercise price
                                   -----------   -------------------------------
                                                     US$            Rmb

    Outstanding, beginning of year       -              -               -
    Granted                        375,000           3.67           30.39
                                   -----------    ----------    ---------------

    Outstanding, end of year       375,000           3.67           30.39
                                   ===========    ==========    ===============

    Exercisable, end of year             -              -               -
                                   ===========    ==========    ===============

As of June 30, 2000, all the options outstanding were in the price range of US$3.0 to US$4.0 with a weighted-average unexpired option life of approximately
8.3 years.

     ------------------------
The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB No. 25. Had compensation expense for the options been accounted for based on fair value on the grant date in accordance with SFAS No. 123, the Company pro forma net loss and loss per common share would have been as follows:

                                                             2 0 0 0
                                                --------------------------------
                                                      Rmb               US$

    Pro forma net loss                          (18,548,921)       (2,240,208)
                                                ===============   ==============

    Pro forma net loss per common share - Basic       (1.80)           (0.22)
                                                ===============   ==============

The pro forma effects of applying SFAS No. 123 may not be representative of actual results had the Company accounted for stock option awards using the fair-value-based method.The weighted-average fair value of option granted during the year ended June 30, 2000 is estimated, using the Black-Scholes option-pricing model, to be US$4.63 to US$4.69. The fair value is estimated on the date of grant using the following assumptions:


                                                                 2 0 0 0
                                                             -----------------

    Risk-free interest rate                                       5.87%
    Expected dividend yield                                         -
    Expected option life (years)                                  8 - 9
    Expected stock price volatility                              1.3756
                                                             =================

16.  OPERATING LEASE COMMITMENTS
     ---------------------------
The Group has operating lease agreements for office premises, staff quarters and advertising space in a weekly computer magazine, which extend through 2003. Rental expenses for the years ended June 30, 1999 and 2000 were approximately Rmb201,000 and Rmb417,000, respectively. Future minimum rental payments as of June 30, 2000, under agreements classified as operating leases with non-cancellable terms, are as follows:


                                     1 9 9 8        1 9 9 9                 2 0 0 0
                                   -----------    ------------      -----------------------
                                       Rmb            Rmb             Rmb              US$


   Payable during the following
   period
       - For the year ending June         -          277,003       2,080,461         251,263
       30, 2001
       - For the year ending June         -                -         388,464          46,916
       30, 2002
       - For the year ending June         -                -         213,220          25,751
       30, 2003
                                   ------------    ----------      -------------   ----------

       Total                              -          277,003       2,682,145         323,930
                                   ============    ==========      =============   ==========

17.  RETIREMENT PLAND AND POST-EMPLOYMENT BENEFITS
     ---------------------------------------------

The Group has no retirement plan or post-employment benefits for its employees.

18.  RELATED PARTY TRANSACTIONS

Name and relationship of related parties:


         Name of related parties                 Existing relationship with the Group
---------------------------------------------    ------------------------------------------


Chuangshengxin Corporate Conventions (Shenzhen)  Subsidiary of a company with common director
Company Limited
Corporate Conventions International Limited      Subsidiary of a company with common director


                                                1 9 9 9                   2 0 0 0
                                            ---------------    ----------------------------
                                                 Rmb               Rmb               US$

    Due from related companies
          -       Chuangshengxin Corporate      83,000                -                  -
          Conventions (Shenzhen) Company
          Limited
          -       Corporate Conventions         72,122           72,345              8,737
          International Limited
                                             -------------     --------------    -------------

                                               155,122           72,345              8,737
                                             =============     ==============    =============

    Due from a director
          -       Mr. Andy Lin                       -          284,265             34,332
                                             =============     ==============    =============

    Due to directors
       - Mr. Jun Liang                         156,023         208,197              25,145
       - Mr. Andy Lin                           98,397               -                   -
                                             -------------     --------------    -------------

                                               254,420         208,197              25,145
                                             =============     ==============    =============



The outstanding balances with related companies and directors were unsecured, non-interest bearing and without pre-determined repayment terms.

     --------------------------
Summary of related party transactions is as follows:

                                        1 9 9 8         1 9 9 9                2 0 0 0
                                      ------------    ------------    ---------------------------
                                          Rmb            Rmb            Rmb                US$


    Commission income received from           -          483,640           -                  -
    Corporate Conventions
    International Limited
    Commission expense paid to                -          436,132           -                  -
    Corporate Conventions
    International Limited
    Management fees paid to                   -                -      75,950              9,173
    Chuangshenxin Corporate
    Conventions (Shenzhen) Company
    Limited
    Office rentals and utilities              -          116,156     102,000             12,319
    fees charged to Chuangshengxin
    Corporate Conventions
    (Shenzhen) Company Limited        ===========    ============== =========         ============


                              1 9 9 8        1 9 9 9                2 0 0 0
                             ---------    -----------       ------------------------
                               Rmb            Rmb             Rmb             US$


    Business portal and           -          2,280,547      11,277,935     1,362,069
    e-commerce solutions

    Software development          -            932,752         983,580       118,790
    and consulting services

    Placement of                  -                  -         726,795        87,777
    advertisements
                           -----------    ------------    -------------    ------------

                                  -          3,213,299      12,988,310     1,568,636
                           ===========    ============    =============    ============



                             1 9 9 8        1 9 9 9                  2 0 0 0
                           -----------    ------------   ------------------------------
                              Rmb             Rmb           Rmb                US$


    The PRC                    -            2,280,547     12,004,730         1,449,846
    Hong Kong                  -              932,752        983,580           118,790
                          ------------    -----------    -----------       ------------
                               -            3,213,299     12,988,310         1,568,636
                          ============    ===========    ===========       ============

19.  SEGMENTAL INFORMATION
     ---------------------

b.   Loss before income taxes:
     ------------------------
     Loss before income taxes is analyzed as:

                                1 9 9 8          1 9 9 9                     2 0 0 0
                              -------------    ---------------   --------------------------------
                                  Rmb               Rmb             Rmb                US$


    Business portal and               -          (404,803)      (14,098,511)       (1,702,719)
    e-commerce solutions

    Software development              -          (961,721)         (812,619)          (98,142)
    and consulting services

    Placement of                      -                -           (329,183)          (39,757)
    advertisements

    Loss of investment          (54,479)        (533,377)          (559,896)          (67,620)
    holding companies
                              ----------       ------------      -------------    --------------

                               (54,479)      (1,899,901)        (15,800,209)       (1,908,238)
                              ==========      =============      ==============   ==============

c.   Assets
     ------

Substantially all of the Group's identifiable assets are located in the PRC.

d.   Major customers
     ---------------
Details of individual customers accounting for more than 5% of the Group's sales are as follows:

                                          1 9 9 8      1 9 9 9       2 0 0 0
                                        -----------   ----------   ------------

    Youlidian (Shenzhen) Company               -            -            10%
    Limited
    Duracell (China) Company Limited           -            -             5%
    Good Prominent Technology                  -            14%           8%
    Company Limited
    Corporate Conventions                      -            15%           -
    International Limited               ==========   ============  =============

     ---------------------
e.   Major suppliers
     ---------------
Details of individual suppliers accounting for more than 5% of the Group's purchases are as follows:

                                    1 9 9 8       1 9 9 9        2 0 0 0
                                  -----------   -----------   ------------

    Yitong Electronic Products          -             -             23%
    Company Limited
    China Unicom (Guangzhou)            -             -             6%
    Company Limited
    Chuangxingsiwei Computer            -             -             5%
    Technology Company Limited
    Megaway Development Limited         -             -             12%
    Sysway Networks                     -             39%           -
    Shenzhen Yiyuda Trade               -             11%           -
    Development Limited
    Shenzhen FirstNet System            -             10%           -
    Corporation
    Guangdong Xiaotong Computer         -             8%            -
    Network Technology Limited
    JOS (Guangzhou) Technology          -             6%            -
    Product Limited
    Shenzhen Delitai Industry           -             6%            -
    Limited
                                ===========   ===========   ===========

20.  OPERATING RISK
     --------------
a.   Country risk
     ------------
The Group's operations are conducted in the PRC and Hong Kong. Accordingly,  the
Group's  business,   financial  condition  and  results  of  operations  may  be influenced by the political, economic and legal environments in the PRC and Hong Kong, and by the general state of the PRC and Hong Kong economies.

The Group's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Group's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

     --------------
b.   Industry risk
     -------------
The Company operates in business segments which are characterised by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. Any failure by the Company to anticipate or to respond adequately to technological changes in its industry segments, changes in customer requirements or changes in regulatory requirements or industry standards, could have a material adverse affect on the Company's business and operating results.

c.   Concentration of credit
     -----------------------

Concentration of accounts receivable as of June 30, 1999 and 2000 is as follows:

                                               1 9 9 9             2 0 0 0
                                            --------------    ----------------

    Five largest accounts receivable            90%                    41%
                                            ==============    ================

The Group performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in the aggregate have not exceeded management's projections.

21.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     ------------------------------------------------
Cash paid for interest and income taxes:

                             1 9 9 8        1 9 9 9             2 0 0 0
                           -----------    -----------    ----------------------
                              Rmb             Rmb            Rmb          US$

    Interest                    -               -              -            -
    Income taxes                -               -              -            -
                           ===========    ===========    ==========  ==========