Form 10QSB
period 2000-09-30
INTERMOST CORP
filed 2000-11-17
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to         .
                                                ------    -------

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

                  43rd Floor, Shenfang Plaza, Renmin South Road
                             Shenzhen, China 518005
               ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 86 755 217 5656
                           ---------------------------
                           (Issuer's telephone number)

     38th Floor, Guomao Building, Renmin South Road, Shenzhen, China 518005
    -------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of November 1, 2000, 11,840,968 shares of Common Stock of the issuer were outstanding.

                              INTERMOST CORPORATION

                                      INDEX


                                                                        Page
                                                                        Number
                                                                       --------

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -- September
         30, 2000 and June 30, 2000...................................    3

         Consolidated Condensed Statements of Operations --
         For the three months ended September 30, 2000 and 1999.......    4

         Consolidated Condensed Statements of Cash Flows --
         For the three months ended September 3, 2000 and 1999........    5

         Notes to Consolidated Condensed Financial Statements.........    6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................    7

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K....................   11

SIGNATURES............................................................   12

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     INTERMOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS


                                                            June 30, 2000           September 30, 2000
                                                                RMB               RMB                US$
                                                            -------------      ---------------------------

Current assets:
     Cash and cash equivalents                               13,556,982        9,665,023         1,167,273
     Accounts receivable, net                                 1,438,235          710,825            85,848
     Deposits, prepayments and other receivables              5,438,095        5,973,670           721,458
     Inventories                                                 57,058           18,521             2,237
     Due from a director                                        284,265                -                 -
     Due from related companies                                  72,345           70,325             8,493
                                                           -------------    -------------      -------------
         Total current assets                                20,846,980       16,438,364         1,985,309
                                                           -------------    -------------      -------------
Investment in an associated company                           4,638,796        3,533,273           429,954
Fixed Assets                                                 13,291,366       13,908,100         1,679,722
Intangible assets                                             1,199,996          899,995           108,695
Deferred compensation costs, net                              1,744,878        1,300,150           157,023
                                                           -------------    -------------      -------------
         Total assets                                        41,722,016       36,079,882         4,360,703
                                                           =============    =============      =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accruals and other payables                              2,442,236          961,967           116,179
     Deposits from customers                                    856,549        1,221,058           147,471
     Business tax payable                                        51,508           74,896             9,045
     Due to directors                                           208,197           72,713             8,782
                                                            -------------    -------------      -------------
         Total current liabilities                            3,558,490        2,330,634           281,477
                                                            -------------    -------------      -------------
Minority interest                                             3,428,693        2,603,980           314,490

Shareholders' equity:
     Common stock, par value US$ 0.001
        authorized 100,000,000 shares
     Common stock subscribed                                     90,840           97,464            11,771
     Shares to be issued                                          6,624                -                 -
     Less: subscription receivable                            (952,200)                -                 -
     Additional paid-in capital                              52,233,737       52,233,737         6,308,422
     Accumulated deficit                                   (16,613,282)     (21,155,046)       (2,554,958)
     Cumulative translation adjustments                        (30,886)         (30,887)             (499)
                                                           -------------    -------------      -------------
         Total shareholders' equity                          34,734,833       31,145,268         3,764,736
                                                           -------------    -------------      -------------
         Total liabilities and shareholders'
           equity                                            41,722,016       36,079,882         4,360,703
                                                           =============    =============      =============


    The accompanying notes are an integral part of these financial statements

                     INTERMOST CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                      Three Months Ended September 30,
                                                 ------------------------------------------
                                                  1999                      2000
                                                 ------          --------------------------
                                                  RMB             RMB                 US$
                                                 ------          -----              -------

Net sales                                     2,712,010        2,432,360           293,763
Cost of services                              1,753,873        2,565,035           309,787
                                            -------------    -------------       -----------
Gross Profit                                    958,137         (132,675)          (16,024)

Selling, general and administrative
   expenses                                  (1,229,109)      (3,773,416)         (455,727)
Other income, net                                27,536           46,433             5,608
                                            -------------    -------------       -----------
Loss before income taxes
   and minority interest                       (243,436)      (3,859,658)         (466,143)

Share of loss of an associated company                -      (1,506,819)         (181,983)
                                            -------------    -------------       -----------
Loss before minority interest                  (243,436)      (5,366,477)         (648,126)

Minority interest                                     -          824,713            99,603
                                            -------------    -------------       -----------
Net loss                                       (243,436)      (4,541,764)         (548,523)
                                            =============    =============       ===========
Net loss
  per common share - Basic                        (0.09)           (0.38)            (0.05)
                                            =============    =============       ===========
Weighted average number of
   shares outstanding                         4,970,000       11,840,968        11,840,968
                                            =============    =============      ============




    The accompanying notes are an integral part of these financial statements

                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended September 30,
                                                    --------------------------------------------
                                                     1999                       2000
                                                    -------            -------------------------
                                                     RMB                RMB                US$
                                                    -------            -----             -------

Cash flows from operating activities:

Net loss                                            (243,436)      (4,541,764)         (548,522)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Amortization                                          -          300,001            36,232
     Depreciation                                     15,970          967,517           116,850
     Cumulative translation adjustment               (30,094)               -                 -
     Investment loss                                       -        1,506,819           181,983
     Minority interest                                     -         (824,713)          (99,603)
     Compensation expense                                  -          444,727            53,711
(Increase) decrease in operating assets -
     Inventory                                                         38,537             4,654
     Accounts receivable, net                       (308,111)         727,410            87,851
     Deposits, prepayments and
     other receivables                            (4,248,129)        (215,154)          (25,984)
     Due from related companies                     (235,960)           2,020               244
     Due from directors                                              (284,265)          (34,332)
Increase (decrease) in operating liabilities -
     Accruals, Accounts payable and
     Other payables                                3,830,445       (1,480,269)         (178,776)
     Deposits from customers                         143,665          364,509            44,023
     Business tax payable                             43,895           23,388             2,825
     Due to directors                                      -         (135,484)          (16,363)
                                                 -------------    -------------      ------------
     Net cash used in operating activities        (1,031,755)      (3,106,721)         (375,207)
                                                 -------------    -------------      ------------
Cash flows from investing activities:

Purchase of plant and equipment                      (70,090)        (785,238)          (94,836)
                                                 -------------    -------------      ------------
     Net cash used in investing activities           (70,090)        (785,238)          (94,836)
                                                 -------------    -------------      ------------
Net decrease in cash and cash equivalents         (1,101,845)      (3,891,959)         (470,043)

Cash and cash equivalents, beginning of period     4,376,379       13,556,982         1,637,317
                                                 -------------    -------------      ------------
Cash and cash equivalents, end of period           3,274,534        9,665,023         1,167,273
                                                 =============    =============      ============



   The accompanying notes are an integral part of these financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. These financial statements have not been audited by independent accountants. The June 30, 2000 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 2001.

2.   CURRENCY PRESENTATION AND FOREIGN CURRENCY TRANSLATION

     Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on September 30, 2000 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

3.   AGREEMENT - SHENZHEN HUIFENG WEB SECURITY CO. LTD.

     In May 2000, the Company signed a Letter of Intent to purchase Huifeng Web Security, an Internet security and technology products developer headquartered in Shenzhen. In October 2000, the Company entered into an agreement, superceding the Letter of Intent, pursuant to which the Company agreed to acquire shares representing 58.3% of J-R Technologies Ltd..a 90% shareholder of Huifeng. The purchase price for the shares of Huifeng is payable $176,470 in cash plus 510,300 shares of common stock. J-R Technologies is required to use the cash portion of the purchase price to fund operations of Huifeng. Huifeng specializes in the development and sale of Internet and financial system security solutions. Huifeng focuses its sales on financial, banking, telecom, and government markets in southern China. Huifeng has been in operation since August 1999. As of November 13, 2000, due diligence was ongoing.

4.    CHANGE OF PRINCIPAL BUSINESS ADDRESS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to the Company's Form 10-KSB.

Material Changes in Results of Operations for the Three Months Ended September 30, 2000 as Compared to the Three Months Ended September 30, 1999.

     Net Sales. Net sales are derived principally from e-commerce solutions and web advertisement, referred to as "business portals and e-commerce solutions", and from software design and general Internet solutions and business consulting services, referred to as "software development and consulting commission income".

     The following table reflects the total net sales and percentage of net sales represented by business portals and e-commerce solutions and by software development and consulting services for the periods indicated:

                                               Total Net Sales               Percent of Total Net Sales
                                      --------------------------------    --------------------------------
                                      Three Months Ended September 30,    Three Months Ended September 30,
                                        1999              2000             1999               2000
                                         US$               US$            -------           ---------
                                      --------          ---------

Business portals and
e-commerce solutions
- e-commerce solutions                254,604           279,731            77.7%             95.2%
- Web advertisement                    35,073            14,032            10.7%              4.8%
                                    ----------        ----------        ---------          ---------
                                      289,677           293,763            88.4%            100.0%

Software development and consulting
- Software development                 37,900                 0            11.6%              0.0%
                                    ----------        ----------        ---------          ---------
                                       37,900                 0            11.6%              0.0%

     Total                            327,577           293,763           100.0%            100.0%
                                    ==========        ==========        =========          =========


     Total net sales decreased 10.3% to $294,000 during the quarter ended September 30, 2000 compared to $328,000 during the same quarter in 1999. e-commerce solutions revenues increased 9.9% to $280,000 in the 2000 quarter as compared to $255,000 during the 1999 quarter. Web advertisement revenues decreased 60% to $14,000 for the 2000 quarter as compared to $35,000 during the 1999 quarter. The Company had no software development revenues during the September 30, 2000 quarter compared to $38,000 of software development revenues during the quarter ended September 30, 1999.

     The decline in total net sales, the flat performance in e-commerce solutions and the decline in software development revenues were primarily attributable to the transition of the Company's business associated with a refinement of the Company's business plan in June 2000. Under the refined business plan, the Company will focus on providing Internet based e-commerce solutions to Chinese companies in two to five industries. The Company's technical resources have been shifted to focus on the in-house development of Supply-Chain-Management ("SCM") and Customer-Relation-Management ("CRM") solutions. The Company's SCM software is presently scheduled for release in the first quarter of 2001with portions of the CRM software also scheduled to be complete in the first quarter of 2001.

     With the narrowing of the Company's focus, revenues historically generated by traditional web hosting and web design operations, both of which were experiencing declining margins, began to decline during the September 2000 quarter and are expected to continue to decline as those offerings are phased out. Until our SCM and CRM products are completed, revenues are expected to continue to be flat or declining although we are engaged in efforts to act as a re-seller of software of other vendors which may offset declines in revenues pending the introduction of our software products.

     Upon introduction of our SCM and CRM software, the Company expects revenue growth to resume as we integrate our software into e-commerce solution systems. Further, the Company plans to develop its ChinaE.com web site into an e-commerce platform that will be shared by medium and small businesses in China. Advertisement revenue for the web site are not expected to reflect any meaningful increase until the Company finishes such transition in later part of 2001.

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

     The following table reflects the principal components of cost of services and percentage of net sales represented by each component for the periods indicated:


                                                  Total Cost of Services           Percent of Total Net Sales
                                             --------------------------------   -------------------------------
                                             Three Months Ended September 30,   Three Months Ended September 30,
                                             --------------------------------   -------------------------------
                                                1999              2000             1999             2000
                                                 US$               US$          -----------       ----------
                                             -----------        ----------

Engineering/technician salaries                29,761            92,784             9.0%            31.6%
Subcontract fees                               26,500                 0             8.1%             0.0%
Cost of system sales and integration          131,400           134,841            40.1%            45.9%
Depreciation                                    1,929             2,199             0.6%             0.8%
Other                                          22,256            79,963             6.8%            27.2%
                                            ----------         ---------         -------          --------
     Total                                    211,846           309,787            64.7%           105.4%
                                            ==========         =========         =======          ========


     Compared to the same period of 1999, the costs of services increased 46.2%, to US$310,000, or 105.4% of net sales.

     The principal components of cost of services during the three months ended September, 2000 were engineer/technician salaries; subcontract fees; cost of hardware; other costs associated with support on the engineering/technician staff; and depreciation of equipment utilized in connection with services.

     The  increase  in  costs  of  services  was  principally   attributable  to
expenditures to support the shift in the Company's strategy, including an increase in engineering/technician headcount from 20 at September 30, 1999 to 60 at September 30, 2000. The increase in costs of services as a percentage of revenues was primarily attributable to the increase in product development costs while revenues declined.

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

     The  following  table  reflects  the  principal   components  of  SG&A  and
percentage of net sales represented by each component for the periods indicated:

                                               Total SG&A                    Percent of Total Net Sales
                                   ---------------------------------       --------------------------------
                                   Three Months Ended September 30,        Three Months Ended September 30,
                                   ---------------------------------       --------------------------------
                                         1999             2000              1999               2000
                                          US$              US$             ------             -------
                                       ---------        ----------

Sales and marketing salaries and
commissions                             25,132            64,148             7.7%             21.9%
Other sales and marketing expenses      38,557            44,458            11.8%             15.1%
Rentals                                      0            13,051             0.0%              4.4%
Administrative salaries                 19,394           105,560             6.0%             36.0%
Other corporate                         65,378           192,278            20.0%             65.4%
Amortization of intangibles                  0            36,232             0.0%             12.3%
                                     ----------        -----------        --------         ---------
     Total                             148,461           455,727            45.3%            142.8%
                                     ==========        ===========        ========         =========


     For the three months ended September 30, 2000, SG&A increased 207%, to US$455,727, or 142.8% of net sales, compared to US$148,461, or 45.3% of net sales, for the three months ended September 30, 1999.

     The increase in SG&A has been principally  attributable to a combination of
(1) aggressive marketing efforts associated with the commencement and growth of revenue producing operations, including costs associated with sales commissions, attendance at international trade conferences, industry journal advertising and other related expenses, (2) an increase in administrative support staff and corporate overhead to support anticipated growth in revenues, (3) amortization of intangible assets and compensation charges associated with the issuance of shares and options to employees, and (4) costs associated with relocation to new offices.

     The principal components of SG&A during the three months ended September 30, 2000 were sales and marketing salaries and commissions; other marketing expenditures; administrative salaries and benefits; other corporate expense, which includes occupancy expense, general office expenses travel, general staff welfare expense and consulting fees, among others; and amortization of intangibles.

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

     Minority Interest. Minority interest of US$99,603 was reported during the current period. Minority interest reflects the proportionate interest in the earnings/(loss) of Jiayin Joint Venture not attributable to the Company.

Material Changes in Financial Condition, Liquidity and Capital Resources.

     At September 30, 2000 we had cash and cash equivalents of US$1,167,273 and working capital of US$1,860,855 as compared to US$1,637,317 of cash and cash equivalents and US$2,087,982 of working capital at June 30, 2000.

     Operations used US$470,044 of cash during the three months ended September 30, 2000. Funds used in operations primarily relate to the losses incurred during the period, increases in trade and other receivables and increases in accrual, accounts payable and amortization of intangible assets.

     Investing activities used US$94,836 during the three months ended September 30, 2000. Funds used in investing activities consist of purchases of equipment to support.

     The Company had no long term debt at September 30, 2000.

     The Company signed an agreement in June 2000, to acquire a 70% interest in Dunwell Computer (H.K.) Limited, a developer and provider of Internet technology and e-commerce solutions. Pursuant to the terms of the agreement, the Company will pay approximately $362,000, 50% in cash and 50% in equity of Intermost at US$3.50 per share. At September 30, 2000, the Company had deposited the cash portion of the purchase price and had advanced additional funds to Dunwell. The Company has hired an independent auditing firm to conduct the due diligence work.

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

     In May 2000, the Company signed a Letter of Intent to purchase Huifeng Web Security, an Internet security and technology products developer headquartered in Shenzhen. In October 2000, the Company entered into an agreement, superceding the Letter of Intent, pursuant to which the Company agreed to acquire shares representing 58.3% of J-R Technologies Ltd..a 90% shareholder of Huifeng. The purchase price for the shares of Huifeng is payable $176,470 in cash plus 510,300 shares of common stock. J-R Technologies is required to use the cash portion of the purchase price to fund operations of Huifeng. Huifeng specializes in the development and sale of Internet and financial system security solutions. Huifeng focuses its sales on financial, banking, telecom, and government markets in southern China. Huifeng has been in operation since August 1999. As of November 13, 2000, due diligence was ongoing.

     Depending upon the rate of growth and the growth initiatives undertaken, we may seek additional capital in the future to support expansion of operations and acquisitions. We are presently involved in discussions with various financing sources with respect to providing equity financing.

Certain Factors Affecting Future Operating Results

     Our operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including the level and rate of acceptance of our products and services by the Chinese people, continued growth in use of the Internet in China, entry of new competition (including established companies from outside of China and companies with substantially greater resources), fluctuations in the level of orders for services which are received and can be delivered in a quarter, rescheduling or cancellation of orders by customers, competitive pressures on selling prices, changes in product, service or customer mix, rapid changes in technology, dependence upon certain key employees, availability and cost of computer technicians, loss of any strategic relationships, our ability to introduce new products and services on a timely basis, new product and service introductions by our competitors, requirements for additional capital to support future growth and acquisitions, fluctuations in exchange rates, and general economic conditions, among others. Various factors which effect our future operating results are discussed in our Form 10-KSB.

     Future revenues and operating results may also be effected by the operations of Dunwell Computer (Hong Kong) Ltd. and Huifeng Web Security if we consummate the acquisitions of Dunwell and Huifeng pursuant to existing letters of intent.

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


                                                      INTERMOST CORPORATION


Dated:   November 17, 2000                    By:  /s/ Jun Liang
                                                 -------------------------------
                                                Jun Liang, President and C.E.O.



                                              By: /s/ Oliver Li
                                                 -------------------------------
                                                Oliver Li, Financial Controller