Form 10QSB
period 2000-12-31
INTERMOST CORP
filed 2001-02-09
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .


                           Commission File No. 0-30430

                              INTERMOST CORPORATION
        ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Utah                                         87-0418721
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                  43rd Floor, Shenfang Plaza, Renmin South Road
                             Shenzhen, China 518005
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 86 755 217 5656
                           --------------------------
                           (Issuer's telephone number)


                 -----------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of December 31, 2000, 11,771,268 shares of Common Stock of the issuer were outstanding.

                              INTERMOST CORPORATION

                                      INDEX


                                                                         Page
                                                                        Number
                                                                      ----------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -- December
            31, 2000 and June 30, 2000................................       3

         Consolidated Condensed Statements of Operations --
            For the three months ended December 31, 2000 and 1999.....       4

         Consolidated Condensed Statements of Operations --
            For the six months ended December 31, 2000 and 1999.......       5

         Consolidated Condensed Statements of Cash Flows --
            For the six months ended December 31, 2000 and 1999.......       6

         Notes to Consolidated Condensed Financial Statements.........       7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................       8

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K....................      12

         SIGNATURES...................................................      13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     INTERMOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS


                                                          June 30, 2000       December 31, 2000
                                                         -------------       -----------------------
                                                              RMB             RMB               US$
                                                              ---             ---               ---

Current assets:
     Cash and cash equivalents                             13,556,982      6,396,656           772,543
     Accounts receivable, net                               1,438,235      1,269,951           153,376
     Deposits, prepayments and other receivables            5,438,095      5,038,903           608,563
     Inventories                                               57,058         18,248             2,204
     Due from a director                                      284,265              -                 -
     Due from related companies                                72,345         72,439             8,749
     Due from associated companies                                  -         26,498             3,200
                                                          -----------     ----------         ---------
         Total current assets                              20,846,980     12,822,695         1,548,635
                                                          -----------     ----------         ---------

Investment in an associated company                         4,638,796      2,637,252           318,509
Fixed Assets                                               13,291,366     14,220,484         1,717,450
Intangible assets                                           1,199,996        599,994            72,463
Deferred compensation costs, net                            1,744,878        855,423           103,312
                                                          -----------     ----------       -----------

         Total assets                                      41,722,016     31,135,848         3,760,369
                                                          ===========     ==========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accruals and other payables                            2,442,236        993,606           120,001
     Deposits from customers                                  856,549        985,521           119,024
     Business tax payable                                      51,508        133,066            16,071
     Due to directors                                         208,197         72,713             8,782
                                                          -----------   ------------       -----------
         Total current liabilities                          3,558,490      2,184,906           263,878
                                                          -----------   ------------       -----------

Minority interest                                           3,428,693      3,017,963           364,488

Shareholders' equity:
     Common stock, par value US$ 0.001
        authorized 100,000,000 shares
     Common stock subscribed                                   90,840         97,464            11,771
     Shares to be issued                                        6,624              -                 -
     Less: subscription receivable                          (952,200)              -                 -
     Additional paid-in capital                            52,233,737     52,233,737         6,308,422
     Accumulated deficit                                 (16,613,282)   (26,367,335)       (3,184,461)
     Cumulative translation adjustments                      (30,886)       (30,887)           (3,729)
                                                        -------------    -----------       -----------
         Total shareholders' equity                        34,734,833     25,932,979         3,132,003
                                                        -------------    -----------       -----------
         Total liabilities and shareholders'
           equity                                          41,722,016     31,135,848         3,760,369
                                                        =============    ===========       ===========

    The accompanying notes are an integral part of these financial statements

                     INTERMOST CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                  Three Months Ended December 31
                                             ----------------------------------------
                                               1999                   2000
                                             -----------    -------------------------
                                                RMB           RMB               US$
                                             -----------    --------         --------

Net sales                                   3,605,352      2,199,690           265,663

Cost of services                            3,194,407      1,623,145           196,032
                                           ----------     ----------        ----------

Gross Profit                                  410,945        576,545            69,631

Selling, general and administrative
   expenses                               (3,295,672)    (4,995,440)         (603,314)
Other income, net                              36,216         96,098            11,606
                                          -----------     ----------        ----------

Loss before income taxes
   and minority interest                  (2,848,511)    (4,322,797)         (522,077)

Share of loss of an associated company              -      (475,504)           (57428)
                                          -----------      ---------          --------

Loss before minority interest             (2,848,511)    (4,798,301)         (579,505)

Minority interest                             159,009        217,532            26,272
                                           ----------     ----------        ----------

Net loss                                  (2,689,502)    (4,580,769)         (553,233)
                                         ============    ===========       ===========

Net loss
  per common share - Basic                     (0.28)         (0.39)            (0.05)
                                         ============    ===========       ===========

Weighted average number of
   shares outstanding                       9,755,178     11,771,268        11,771,268
                                         ============    ===========       ===========


    The accompanying notes are an integral part of these financial statements

                     INTERMOST CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                        Six Months Ended December 31
                                                  ----------------------------------------
                                                    1999                   2000
                                                  ---------     --------------------------
                                                    RMB           RMB                US$
                                                  ---------     --------           -------

Net sales                                        6,317,689      4,632,047           559,426

Cost of services                                 4,948,492      4,188,181           505,819
                                                ----------      ---------         ---------

Gross Profit                                     1,369,197        443,866            53,607

Selling, general and administrative
   expenses                                    (4,556,500)    (8,768,860)       (1,059,041)
Other income, net                                   36,217        142,532            17,214
                                               -----------     ----------        ----------

Loss before income taxes
   and minority interest                       (3,151,086)    (8,182,462)         (988,220)

Share of loss of an associated company                  -     (1,982,323)         (239,411)
                                               -----------    -----------        ----------

Loss before minority interest                  (3,151,086)   (10,164,785)       (1,227,631)

Minority interest                                 159,009        410,729            49,605
                                               -----------   ------------       -----------

Net loss                                       (2,992,077)    (9,754,055)       (1,178,026)
                                               ===========   ============       ===========

Net loss
  per common share - Basic                          (0.31)         (0.86)           (0.10 )
                                               ===========   ============       ===========

Weighted average number of
   shares outstanding                            9,758,579     11,371,268        11,371,268
                                               ===========   ============       ===========


    The accompanying notes are an integral part of these financial statements

                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                     Six Months Ended December 31,
                                                                 --------------------------------------
                                                                  1999                   2000
                                                                 -------        -----------------------
                                                                   RMB           RMB               US$
                                                                 -------        ------           ------

Cash flows from operating activities:
Net loss                                                      (2,992,077)    (9,754,053)       (1,178,026)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Amortization                                                 600,002        600,002            72,464
     Depreciation                                                 181,266      1,661,233           200,632
     Cumulative translation adjustment
     Share of loss of as associated company                             -      1,982,323           239,411
     Loss on disposal of fixed assets                                            114,123            13,783
     Minority interest                                          (159,009)      (410,729)          (49,605)
     Compensation expense                                         417,834        889,454           107,422
(Increase) decrease in operating assets  Inventory                      -         38,808             4,687
     Accounts receivable, net                                 (1,228,777)        168,283            20,324
     Deposits, prepayments and other receivables              (2,800,900)        418,413            50,533
     Due from related company                                    (47,297)           (94)              (12)
     Due from associated company                                                (26,498)           (3,200)
     Due from directors                                                          284,265            34,332
Increase (decrease) in operating liabilities
     Accruals, Accounts payable and
        Other payables                                            445,638    (1,448,630)         (174,955)
     Deposits from customers                                      505,362        128,970            15,576
     Business tax payable                                          24,376         81,558             9,850
     Due to directors                                             (9,381)      (135,484)          (16,363)
                                                             ------------    -----------       -----------
        Net cash used in operating activities                 (5,062,963)    (5,408,056)         (653,147)
                                                             ------------    -----------        ----------

Cash flows from investing activities:
     Purchase of plant and equipment                            (613,068)    (2,704,470)         (326,627)
     Due from a join venture partner                          (1,306,708)                 -                -
                                                              ----------------------------------------------
        Net cash used in investing activities                 (1,919,776)    (2,704,470)         (326,627)
                                                            -------------   ------------       -----------

Cash flows from financing activities:
     Cash received from Joint Venture Partner                   1,499,997              -                 -
     Cash received from a Subscriber                            4,140,000              -                 -
     Cash received from shares issued                                   -        952,200           115,000
                                                         ----------------      ---------          --------
        Net cash provided by financing activities               5,639,997        952,200           115,000
                                                                ---------       --------          --------

Effect of cumulative translation adjustments                      (9,133)

Net decrease in cash and cash equivalents                     (1,351,875)    (7,160,326)         (864,774)
Cash and cash equivalents, beginning of period                  4,376,907     13,556,982         1,637,317
                                                                ---------     ----------        ----------

Cash and cash equivalents, end of period                        3,025,032      6,396,656           772,543
                                                               ==========    ===========          ========

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

2.   CURRENCY PRESENTATION AND FOREIGN CURRENCY TRANSLATION

     Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 2000 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

3.   SUBSCRIPTION RECEIVABLE

     During the quarter ended December 31, 2000, the Company received $115,000 in satisfaction of a subscription receivable for 92,000 shares.

4.   DUNWELL ACQUISITION

     The Company previously signed an agreement in principal to acquire a 70% interest in Dunwell Computer (H.K.) Limited, a developer and provider of Internet technology and e-commerce solutions. Pursuant to the terms of the agreement, the Company agreed to pay approximately $362,000, 50% in cash and 50% in equity of Intermost at $3.50 per share. At December 31, 2000, the Company had paid $179,000 as a deposit and another $102,000 as loans to Dunwell. As a result of the downturn in market conditions during the second half of 2000, the Company and Dunwell have agreed to defer closing of the acquisition and the 51,282 shares issuable in satisfaction of the equity portion of the purchase price has not been issued.

5. SUBSEQUENT EVENTS - PURCHASE OF INTEREST IN SHENZHEN HUIFENG WEB SECURITY CO. LTD.

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

     The acquisition of shares of J-R Technologies was completed in January 2001, resulting in control by the Company of 52.5% of Huifeng.

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

Material Changes in Results of Operations for the Six Months Ended December 31, 2000 as Compared to the Six Months Ended December 31, 1999.

         Net Sales. Net sales are derived principally from software design and general Internet solutions and business consulting services, referred to as "software development and consulting commission income".

         The following table reflects the total net sales and percentage of net sales for the periods indicated:

                                                  Total Net Sales               Percent of Total Net Sales
                                            Six Months Ended December 31,      Six Months Ended December 31,
                                            -----------------------------     ------------------------------
                                                1999              2000            1999              2000
                                            ----------         ----------     ----------         -----------
                                                US$               US$
Business portals and
e-commerce solutions
- e-commerce solutions                        572,649           545,394            75.1%             97.5%
- Web advertisement                            64,257            14,032             8.4%              2.5%
                                            ---------         ---------           ------           -------
                                              636,906           559,426            83.5%            100.0%

Software development and consulting
- Software development                        126,100                 0            16.5%              0.0%
                                           ----------          --------          -------          --------
                                              126,100                 0            16.5%              0.0%

     Total                                    763,006           559,426           100.0%            100.0%
                                             ========          ========           ======            ======


         Total net sales decreased 26.7% to $559,426 during the six months end December 31, 2000 compared to $763,006 during the same period in 1999. E-commerce solutions revenues decreased 4.8% to $545,394 in the 2000 period as compared to $572,649 during the same period in 1999. Web advertisement revenues decreased 78.2% to $14,032 for the 2000 period as compared to $64,257 during the same period in the 1999. There were no software development revenues for six months end December 31, 2000 compared to $126,100 of software development revenues during the same period in 1999.

         The decline in total net sales, the flat performance in e-commerce solutions and the decline in software development revenues were primarily attributable to the transition of the Company's business associated with a refinement of the Company business plan in June 2000. Under the restructured business model, the Company will focus on providing Internet based e-commerce solutions to Chinese companies in two to five industries. The Company technical resources have been shifted to focus on the in-house development of Supply-Chain-Management ("SCM") and Customer-Relation-Management ("CRM") solutions. The Company's SCM and CRM software are presently undergoing beta testing with SCM software presently scheduled for release in by the end of September 2000 and CRM software presently scheduled for release by the end of June 2001.

         With the narrowing of the Company focus, revenues historically generated by traditional web hosting and web design operations, both of which were experiencing declining margins, began to decline during the September 2000 quarter and are expected to continue to decline as those offerings are phased out. Until SCM and CRM products are completed, revenues are expected to continue to be flat or declining although we are engaged in efforts to act as a re-seller of software of other vendors which may offset declines in revenues pending the introduction of our software products.

         Upon introduction of SCM and CRM software, the Company expects revenue growth to resume as we integrate our software into e-commerce solution systems.

         Advertisement revenue for the web site are not expected to reflect any meaningful increase until the Company finishes such transition in the second half of 2001.

         Cost of Services. Cost of services consist principally of salary for computer network technicians, costs of systems sales and integration, subcontract fees, depreciation and amortization, and other costs associated with the same, including travel, welfare, office and related expenses allocable to the engineering and technician staff. Additionally, other cost of services during the 1999 period includes certain other costs associated with the offering of special promotional packages, which package included participation in a seminar, lodging and advertisement.

         The following table reflects the principal components of cost of services and percentage of net sales represented by each component for the periods indicated:


                                            Total Cost of Services            Percent of Total Net Sales
                                         Six Months Ended December 31,       Six Months Ended December 31,
                                        -------------------------------     -------------------------------
                                            1999             2000               1999              2000
                                        -------------     -------------     ------------       ------------
                                             US$              US$

Engineers/technician salaries              73,572           149,672             9.6%             26.8%
Subcontract fees                          109,771                 0            14.4%              0.0%
Cost of system sales and integration      311,259            58,846            40.8%             10.5%
Depreciation                                7,498            21,250             0.9%              3.8%
Other                                      95,544           276,051            12.5%             49.3%
                                        ---------        ----------         --------           -------

         Total                            597,644           505,819            78.3%             90.4%
                                         ========          ========           ======            ======


         Compared to the same period of 1999, the costs of services decreased 15.4% to $505,819. The speed of decline in revenue is faster than the speed of costs decline. The principal components of cost of services during the six months ended December, 2000 were engineer/technician salaries; subcontract fees; cost of hardware; other costs associated with support on the engineering/technician staff; and depreciation of equipment utilized in connection with services.

         The costs of services was principally attributable to expenditures to support the shift in the Company strategy, including technology team salary which was related to the development of SCM and CRM products.

         Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") consists principally of (1) sales commissions, advertising, trade show and seminar expenses, and direct-field sales expense,
(2) salary for administrative and sales staff, (3) corporate overhead and (4) amortization of intangibles.

         The following table reflects the principal components of SG&A and percentage of net sales represented by each component for the periods indicated:


                                               Total SG&A                Percent of Total Net Sales
                                      Six Months Ended December 31,     Six Months Ended December 31,
                                      -----------------------------     -----------------------------
                                           1999          2000             1999              2000
                                      --------------   ------------     ----------        -----------
                                            US$           US$

Sales and marketing salaries and
   commissions                            45,715        98,121             6.0%             17.5%
Other sales and marketing expenses       100,641       102,535            13.2%             18.3%
Rentals                                   15,046        26,558             2.0%              4.7%
Administrative salaries                   44,761       209,097             5.9%             37.4%
Other corporate                          271,675       496,555            35.6%             88.8%
Amortization of intangibles               72,464        72,464             9.5%             13.0%
                                        --------    ----------          -------          --------

         Total                           550,302     1,005,330            72.1%            179.7%
                                        ========    ==========           ======           =======

     For the six month period ended December 31, 2000, SG&A increased 82.7%, to $1,005,330, or 72.1% of net sales, compared to $550,302, or 179.7% of net sales during the 2000 period.

     The increase in SG&A has been principally  attributable to a combination of
(1) corporate overhead including professional fee and legal fee for annual auditing and due diligence reports, (2) an increase in administrative support staff, including the addition of three senior management personnel salary, (3) marketing efforts associated with the promotion in supporting Intermost Bowling Cup in Shenzhen area and other costs associated with marketing research, industry journal advertising and other related expenses.

     The principal components of SG&A during the six months ended December 31, 2000 were sales and marketing salaries and commissions; other marketing expenditures; administrative salaries and benefits; other corporate expense, which includes occupancy expense, general office expenses, travel, general staff welfare expense and consulting fees, among others; and amortization of intangibles.

     Amortization   expense   related  to  the   acquisition  of  eighty  system
integration contracts from Labtam Corporation in July 1999 for 69,700 shares of common stocks of the Company.

     The intangible assets are being amortized over a 24-month period, representing the life of the contracts and the expected useful life of the technological know-how. We will incur amortization expense quarterly of approximately $36,000 for the system integration contracts through June 30, 2001 and $83,000 for the technological know-how through March 31, 2002.

     Minority Interest. Minority interest of $49,605 was reported during the current six months. Minority interest reflects the proportionate interest in the earnings/(loss) of Jiayin Joint Venture not attributable to the Company.

Material Changes in Financial Condition, Liquidity and Capital Resources.

     At December 31, 2000 we had cash and cash equivalents of $772,543 and working capital of $1,284,757 as compared to $1,637,317 of cash and cash equivalents and $2,087,982 of working capital at June 30, 2000.

     Operations used $653,147 of cash during the six months ended December 31, 2000. Funds used in operations primarily relate to the losses incurred during the period and reductions in payables during the period, which were partially offset by various non-cash charges to earnings.

         Investing activities used $326,627 during the six months ended December 31, 2000. Funds used in investing activities consist of purchases of equipment to support operations.

         Financing activities provided $115,000 during the six months ended December 31, 2000. Funds provided by financing activities consisted of proceeds from subscription receivables for 92,000 shares from a private placement which amount has been in an escrow account since October 1999.

         The Company had no long term debt at December 31, 2000.

         The Company signed an agreement in June 2000, to acquire a 70% interest in Dunwell Computer (H.K.) Limited, a developer and provider of Internet technology and e-commerce solutions. Pursuant to the terms of the agreement, the Company will pay approximately $362,000, 50% in cash and 50% in equity of Intermost at US$3.50 per share. At December 31, 2000, the Company had paid $179,000 as a deposit and another $102,000 as loans to Dunwell. As a result of the downturn in market conditions during the second half of 2000, the Company and Dunwell have agreed to defer closing of the acquisition and the 51,282 shares issuable in satisfaction of the equity portion of the purchase price has not been issued.

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

         In May 2000, the Company signed a Letter of Intent to purchase Huifeng Web Security, an Internet security and technology products developer headquartered in Shenzhen. In October 2000, the Company entered into an agreement, superceding the Letter of Intent, pursuant to which the Company agreed to acquire shares representing 58.3% of J-R Technologies Ltd., a 90% shareholder of Huifeng. The purchase price for the shares of Huifeng is payable $176,470 in cash plus 510,300 shares of common stock. J-R Technologies is required to use the cash portion of the purchase price to fund operations of Huifeng. Huifeng specializes in the development and sale of Internet and financial system security solutions. Huifeng focuses its sales on financial, banking, telecom, and government markets in southern China. Huifeng has been in operation since August 1999.

         The acquisition of shares of J-R Technologies was completed in January 2001, resulting in control by the Company of 52.5% of Huifeng.

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

     Future revenues and operating results will be affected by the operations of Dunwell Computer (Hong Kong) Ltd. and Huifeng Web Security.

     Except as noted above, we are not aware of any trends, events or uncertainties which have had, or are reasonably likely to have, a material impact on our operations or our short-term or long-term liquidity.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          Form 8-K dated October 30, 2000 reported under Item 4 the resignation of Arthur Andersen & Co. as the Company's independent accountants.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         INTERMOST CORPORATION


Dated:   February 9, 2001                By:  /s/ Jun Liang
                                            -----------------------------------
                                               Jun Liang, President and C.E.O



                                         By: /s/ Oliver Li
                                            -----------------------------------
                                              Oliver Li, Financial Controller