Form 10QSB/A
period 2000-12-31
INTERMOST CORP
filed 2001-02-27
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from              to.
                                                 -------------  ------------


                           Commission File No. 0-30430

                              INTERMOST CORPORATION
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Utah                                             87-0418721
-------------------------                        -------------------------------
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

                    ----------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                              INTERMOST CORPORATION

                                      INDEX


                                                                         Page
                                                                        Number
                                                                       ---------
PART I - UNAUDITED FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -- December
            31, 2000 and June 30, 2000................................     3

         Consolidated Condensed Statements of Operations --
            For the three months ended December 31, 2000 and 1999.....     4

         Consolidated Condensed Statements of Operations --
            For the six months ended December 31, 2000 and 1999.......     5

         Consolidated Condensed Statements of Cash Flows --
            For the six months ended December 31, 2000 and 1999.......     6

         Notes to Consolidated Condensed Financial Statements.........     7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................     8

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K....................    14

         SIGNATURES...................................................    14

                         PART I - FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

                     INTERMOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                             June 30, 2000        December 31, 2000
                                                                  RMB           RMB               US$
                                                                  ---           ---               ---

     Current assets:
     Cash and cash equivalents                                 13,556,982      6,396,656           772,543
     Accounts receivable, net                                   1,438,235      1,269,951           153,376
     Deposits, prepayments and other receivables                5,438,095      5,038,903           608,563
     Inventories                                                   57,058         18,248             2,204
     Due from a director                                          284,265              -                 -
     Due from related companies                                    72,345         72,439             8,749
     Due from associated companies                                      -         26,498             3,200
                                                             ------------     ----------      ------------
         Total current assets                                  20,846,980     12,822,695         1,548,635
                                                              -----------     ----------         ---------

Investment in an associated company                             4,638,796      2,637,252           318,509
Fixed Assets                                                   13,291,366     14,220,484         1,717,450
Intangible assets                                               1,199,996        599,994            72,463
Deferred compensation costs, net                                1,744,878        855,423           103,312
                                                             ------------     ----------       -----------

         Total assets                                          41,722,016     31,135,848         3,760,369
                                                               ==========     ==========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accruals and other payables                                2,442,236        993,606           120,001
     Deposits from customers                                      856,549        985,521           119,024
     Business tax payable                                          51,508        133,066            16,071
     Due to directors                                             208,197         72,713             8,782
                                                               ----------     ----------       -----------
         Total current liabilities                              3,558,490      2,184,906           263,878
                                                               ----------     ----------        ----------

Minority interest                                               3,428,693      3,017,963           364,488

Shareholders' equity:
     Common stock, par value US$ 0.001
        authorized 100,000,000 shares
     Common stock subscribed                                       90,840         97,464            11,771
     Shares to be issued                                            6,624              -                 -
     Less: subscription receivable                              (952,200)              -                 -
     Additional paid-in capital                                52,233,737     52,233,737         6,308,422
     Accumulated deficit                                     (16,613,282)   (26,367,335)       (3,184,461)
     Cumulative translation adjustments                          (30,886)       (30,887)           (3,729)
                                                             ------------     ----------       -----------
         Total shareholders' equity                            34,734,833     25,932,979         3,132,003
                                                             ------------    -----------       -----------
         Total liabilities and shareholders'
           equity                                              41,722,016     31,135,848         3,760,369
                                                               ==========     ==========       ===========

    The accompanying notes are an integral part of these financial statements

                     INTERMOST CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                               Three Months Ended December 31
                                             1999                    2000
                                           --------       -----------------------
                                             RMB           RMB                 US$

Net sales                                 3,605,352      2,199,690           265,663

Cost of services                          3,194,407      1,623,145           196,032
                                         ----------     ----------        ----------

Gross Profit                                410,945        576,545            69,631

Selling, general and administrative
   expenses                             (3,295,672)    (4,995,440)         (603,314)
Other income, net                            36,216         96,098            11,606
                                        -----------     ----------        ----------

Loss before income taxes
   and minority interest                (2,848,511)    (4,322,797)         (522,077)

Share of loss of an associated company            -      (475,504)           (57428)
                                        -----------      ---------        ----------

Loss before minority interest           (2,848,511)    (4,798,301)         (579,505)

Minority interest                           159,009        217,532            26,272
                                         ----------     ----------        ----------

Net loss                                 (2,689,502)    (4,580,769)         (553,233)
                                         ===========    ===========       ==========

Net loss
  per common share - Basic                   (0.28)         (0.39)            (0.05)
                                         ==========     ==========        ==========

Weighted average number of
   shares outstanding                     9,755,178     11,771,268        11,771,268
                                         ==========     ==========        ==========


    The accompanying notes are an integral part of these financial statements

                     INTERMOST CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                            Six Months Ended December 31

                                           1999                     2000
                                           RMB                RMB          US$
                                         --------           --------    --------

Net sales                               6,317,689          4,632,047    559,426

Cost of services                        4,948,492          4,188,181    505,819
                                       ----------          ---------  ----------
Gross Profit                            1,369,197            443,866     53,607

Selling, general and administrative
   expenses                            (4,556,500)        (8,768,860)(1,059,041)
Other income, net                          36,217            142,532     17,214
                                       ----------          ---------  ----------

Loss before income taxes
   and minority interest               (3,151,086)        (8,182,462)  (988,220)

Share of loss of an associated company          -         (1,982,323)  (239,411)
                                       ----------          ---------  ----------
Loss before minority interest          (3,151,086)       (10,164,785)(1,227,631)

Minority interest                         159,009            410,729     49,605
                                       -----------         ---------  ----------

Net loss                               (2,992,077)        (9,754,055)(1,178,026)
                                       ===========         =========  ==========
Net loss
  per common share - Basic                  (0.31)             (0.86)     (0.10)
                                       ===========         =========  ==========

Weighted average number of
   shares outstanding                   9,758,579         11,371,268 11,371,268
                                       ===========         =========  ==========




    The accompanying notes are an integral part of these financial statements

                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                             Six Months Ended December 31,
                                                          1999                  2000
                                                          RMB            RMB                US$
                                                         ------         ------            -------

Cash flows from operating activities:
Net loss                                               (2,992,077)    (9,754,053)       (1,178,026)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Amortization                                         600,002        600,002            72,464
     Depreciation                                         181,266      1,661,233           200,632
     Share of loss of as associated company                     -      1,982,323           239,411
     Loss on disposal of fixed assets                                    114,123            13,783
     Minority interest                                  (159,009)      (410,729)          (49,605)
     Amortization on compensation expense                 417,834        889,454           107,422
     (Increase) decrease in operating assets
         Inventory                                              -         38,808             4,687
     Accounts receivable, net                         (1,228,777)        168,283            20,324
     Deposits, prepayments and other receivables      (2,800,900)        418,413            50,533
     Due from a join venture partner                     193,289
     Due from related company                            (47,297)           (94)              (12)
     Due from associated company                                        (26,498)           (3,200)
     Due from directors                                                  284,265            34,332
     Increase (decrease) in operating liabilities
     Accruals, Accounts payable and
        Other payables                                    445,638    (1,448,630)         (174,955)
     Deposits from customers                              505,362        128,970            15,576
     Business tax payable                                  24,376         81,558             9,850
     Due to directors                                     (9,381)      (135,484)          (16,363)
                                                     ------------    -----------       -----------
        Net cash used in operating activities         (4,869,674)    (5,408,056)         (653,147)
                                                     ------------    -----------        ----------

     Cash flows from investing activities:
     Purchase of plant and equipment                    (613,068)    (2,704,470)         (326,627)
                                                       -----------  ------------        ----------
        Net cash used in investing activities           (613,068)    (2,704,470)         (326,627)
                                                        ---------   ------------       -----------

     Cash flows from financing activities:
     Cash received from a Subscriber                    4,140,000              -                 -
     Cash received from shares issued                           -        952,200           115,000
                                                        ---------      ---------          --------
        Net cash provided by financing activities       4,140,000        952,200           115,000
                                                        ---------       --------          --------

     Effect of cumulative translation adjustments         (9,133)

     Net decrease in cash and cash equivalents        (1,351,875)    (7,160,326)         (864,774)
     Cash and cash equivalents, beginning of period     4,376,907     13,556,982         1,637,317
                                                        ---------     ----------        ----------

     Cash and cash equivalents, end of period           3,025,032      6,396,656           772,543
                                                       ==========    ===========          ========

              The accompanying notes are an integral part of these
                             financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENT PRESENTATION

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

4.   DUNWELL ACQUISITION

     The Company previously signed an agreement in principal to acquire a 70% interest in Dunwell Computer (H.K.) Limited, a developer and provider of Internet technology and e-commerce solutions. Pursuant to the terms of the agreement, the Company agreed to pay approximately $358,974, 50% in cash and 50% in equity of Intermost at $3.50 per share. At December 31, 2000, the Company had paid $179,487 as a deposit and another $102,564 as loans to Dunwell. As a result of the downturn in market conditions during the second half of 2000, the Company and Dunwell have agreed to defer closing of the acquisition and the 51,282 shares issuable in satisfaction of the equity portion of the purchase price has not been issued.

5.   SUBSEQUENT  EVENTS  -  PURCHASE  OF  INTEREST  IN J.R.  HI-TECH  INVESTMENT
     CORPORATION

     In May 2000, the Company signed a Letter of Intent to purchase J-R Hi-Tech Investment Corporation, a holding company of an internet security and technology products developer headquartered in Shenzhen. In October 2000, the Company entered into an agreement, superceding the Letter of Intent, pursuant to which the Company agreed to acquire shares representing 58.3% of J-R Hi-Tech Investment Corporation..a 90% shareholder of Huifeng(Shenzhen). The purchase price for the shares of J-R Hi-Tech Investment Corporation is payable $176,470 in cash plus 510,300 shares of common stock. J-R Hi-Tech Investment Corporation is required to use the cash portion of the purchase price to fund operations of Huifeng(Shenzhen). Huifeng(Shenzhen) specializes in the development and sale of Internet and financial system security solutions. Huifeng(Shenzhen) focuses its sales on financial, banking, telecom, and government markets in southern China. Huifeng(Shenzhen) has been in operation since August 1999.

     The acquisition of shares of J-R Hi-Tech Investment Corporation was completed in January 2001, resulting in control by the Company of 52.5% of Huifeng(Shenzhen).

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

Material Changes in Results of Operations for the Six Months Ended December 31, 2000 as Compared to the Six Months Ended December 31, 1999.

     Net Sales. Net sales are derived principally from software design and general Internet solutions and business consulting services, referred to as "e-commerce solutions and software development ".

     The following table reflects the total net sales and percentage of net sales for the periods indicated:


                                Total Net Sales             Percent of Total Net Sales
                              -------------------          ----------------------------
                          Six Months Ended December 31,    Six Months Ended December 31,
                          -----------------------------    -----------------------------
                                1999       2000              1999              2000
                                 US$        US$

E-commerce solutions
- e-commerce solutions        572,649     545,394            75.1%             97.5%
- Web advertisement            64,257      14,032             8.4%              2.5%
                            ---------   ---------           ------           -------
                              636,906     559,426            83.5%            100.0%

Software development
- Software development        126,100           0            16.5%              0.0%
                           ----------    --------          -------          --------
                              126,100           0            16.5%              0.0%

     Total                    763,006     559,426           100.0%            100.0%
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

                  The revenue of e-commerce solutions includes $120,000 from Sino-E E-commerce Company Limited ("Sino-E") for the exchange platform system development.

         The decline in total net sales, the flat performance in e-commerce solutions and the decline in software development revenues were primarily attributable to the transition of the Company's business associated with a refinement of the Company business plan in June 2000. Under the restructured business model, the Company will focus on providing Internet based e-commerce solutions to Chinese companies in two to five industries. The Company technical resources have been shifted to focus on the in-house development of Supply-Chain-Management ("SCM") and Customer-Relation-Management ("CRM") solutions. The Company's SCM and CRM software are presently undergoing beta testing with SCM software presently scheduled for release in by the end of September 2001 and CRM software presently scheduled for release by the end of June 2001.

         The plan to develop its ChinaE.com web site into an e-commerce platform is on hold.

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

         Cost of Services. Cost of services consist principally of salary for computer network technicians, costs of systems sales and integration, subcontract fees, depreciation and amortization, and other costs associated with the same, including travel, welfare, office and related expenses allocable to the engineering and technician staff. Additionally, other cost of services during the 2000 period includes certain other costs associated with the offering of special promotional packages, which package included participation in a seminar, lodging and advertisement.

         The following table reflects the principal components of cost of services and percentage of net sales represented by each component for the periods indicated:

                                          Total Cost of Services      Percent of Total Net Sales
                                       ---------------------------  -----------------------------
                                      Six Months Ended December 31,  Six Months Ended December 31,
                                      -----------------------------  -----------------------------
                                         1999            2000            1999             2000
                                         ----            ----            ----             ----
                                          US$             US$

Engineers/technician salaries          73,572           149,672           9.6%             26.8%
Subcontract fees                      109,771                 0          14.4%              0.0%
Cost of system sales and integration  311,259            58,846          40.8%             10.5%
Depreciation                            7,498            21,250           0.9%              3.8%
Other                                  95,544           276,051          12.5%             49.3%
                                     --------        ----------       --------           -------

         Total                        597,644           505,819          78.3%             90.4%
                                     ========        ==========       ========           =======

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

         The increase portion of costs of services was principally attributable to expenditures to support the shift in the Company strategy, including technology team salary which was related to the development of SCM and CRM products.

         Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") consists principally of (1) sales commissions, advertising, trade show and seminar expenses, and direct-field sales expense,
(2) salary for administrative and sales staff, (3) corporate overhead and (4) amortization of intangibles.

         The following table reflects the principal components of SG&A and percentage of net sales represented by each component for the periods indicated:

                                               Total SG&A               Percent of Total Net Sales
                                      Six Months Ended December 31,     Six Months Ended December 31,
                                        1999              2000            1999                 2000
                                      ---------        -----------      ---------            --------
                                        US$                                US$

Sales and marketing salaries and
   commissions                        45,715            98,121            6.0%                 17.5%
Other sales and marketing expenses   100,641           102,535           13.2%                 18.3%
Rentals                               15,046            26,558            2.0%                  4.7%
Administrative salaries               44,761           209,097            5.9%                 37.4%
Other corporate                      271,675           496,555           35.6%                 88.8%
Amortization of intangibles           72,464           126,175            9.5%                 22.6%
                                    ----------       -----------       -------               -------

         Total                       550,302         1,059,041           72.1%                189.3%
                                    ==========       ===========       =======               =======


         For the six month period ended December 31, 2000, SG&A increased 92.5%, to $1,059,041, or 72.1% of net sales, compared to $550,302, or 189.3% of net sales during the 2000 period.

         The increase in SG&A has been principally attributable to a combination of (1) corporate overhead including professional fee and legal fee for annual auditing and due diligence reports, (2) an increase in administrative support staff, including the addition of three senior management personnel salary, (3) marketing efforts associated with the promotion in supporting Intermost Bowling Cup in Shenzhen area and other costs associated with marketing research, industry journal advertising, relocation of new office and other related expenses.

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

         The Company signed an agreement in principal to acquire a 70% interest in Dunwell Computer (H.K.) Limited, a developer and provider of Internet technology and e-commerce solutions. Pursuant to the terms of the agreement, the Company will pay approximately $358,974, 50% in cash and 50% in equity of Intermost at US$3.50 per share. At December 31, 2000, the Company had paid $179,487 as a deposit and another $102,564 as loans to Dunwell. As a result of the downturn in market conditions during the second half of 2000, the Company and Dunwell have agreed to defer closing of the acquisition and the 51,282 shares issuable in satisfaction of the equity portion of the purchase price has not been issued.

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

         In May 2000, the Company signed a Letter of Intent to purchase J-R Hi-tech Investment Corporation, a holding company of an internet security and technology products developer headquartered in Shenzhen. In October 2000, the Company entered into an agreement, superceding the Letter of Intent, pursuant to which the Company agreed to acquire shares representing 58.3% of J-R Hi-tech Investment Corporation, a 90% shareholder of Huifeng(Shenzhen). The purchase price for the shares of J-R Hi-tech Investment Corporation is payable $176,470 in cash plus 510,300 shares of common stock. J-R Hi-tech Investment Corporation is required to use the cash portion of the purchase price to fund operations of Huifeng(Shenzhen). Huifeng(Shenzhen) specializes in the development and sale of Internet and financial system security solutions. Huifeng(Shenzhen) focuses its sales on financial, banking, telecom, and government markets in southern China. Huifeng(Shenzhen) has been in operation since August 1999.

         The acquisition of shares of J-R Hi-tech Investment Corporation was completed in January 2001, resulting in control by the Company of 52.5% of Huifeng(Shenzhen).

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

         Future  revenues  and  operating   results  will  be  affected  by  the
operations of Huifeng (Shenzhen) Web Security Ltd.

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

                                                          INTERMOST CORPORATION


Dated:   February 27, 2001                    By: /s/ Jun Liang
                                                 -------------------------------
                                                 Jun Liang, President and C.E.O


                                              By: /s/ Oliver Li
                                                 -------------------------------
                                                 Oliver Li, Financial Controller