Form 10QSB
period 2001-03-31
INTERMOST CORP
filed 2001-05-21
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                           Commission File No. 0-30430


                              INTERMOST CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Utah                                              87-0418721
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                  43rd Floor, Shenfang Plaza, Renmin South Road
                             Shenzhen, China 518005
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 86 755 217 5656
                             ----------------------
                           (Issuer's telephone number)

        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of March 31, 2001, 12,923,268 shares of Common Stock of the issuer were outstanding.

                              INTERMOST CORPORATION

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - UNAUDITED FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Condensed Balance Sheets -- March 31,
     2001 and June 30, 2000.............................................       3

     Consolidated Condensed Statements of Operations --
         For the three months ended March 31, 2001 and 2000.............       4

     Consolidated Condensed Statements of Operations --
         For the nine months ended March 31, 2001 and 2000..............       5

     Consolidated Condensed Statements of Cash Flows --
         For the nine months ended March 31, 2001 and 2000..............       6

     Notes to Consolidated Condensed Financial Statements...............       7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................       9

PART II - OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds.................      14
     Item 6.  Exhibits and Reports on Form 8-K..........................      14

     SIGNATURES.........................................................      15

                         PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

                     INTERMOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                    June 30, 2000       March 31, 2001
                                                   ---------------     -----------------
                                                        RMB             RMB          US$
                                                        ----            ---          ----

Current assets:
     Cash and cash equivalents                       13,556,982     4,967,025       599,882
     Accounts receivable, net                         1,438,235       385,182        46,520
     Deposits, prepayments and other receivables      5,438,095     3,139,079       379,116
     Inventories                                         57,058        15,818         1,910
     Due from a director                                284,265       123,121        14,870
     Due from related companies                          72,345        72,483         8,754
                                                  -------------   -----------  ------------
         Total current assets                        20,846,980     8,702,708     1,051,052

Investment in an associated company                   4,638,796     1,328,717       160,473
Fixed Assets                                         13,291,366     5,703,776       688,862
Intangible assets                                     1,199,996       299,993        36,231
Deferred compensation costs, net                      1,744,878             -             -
                                                   ------------   -----------  ------------
         Total assets                                41,722,016    16,035,194     1,936,618
                                                   ============   ===========  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accruals and other payables                      2,442,236       630,486        76,146
     Deposits from customers                            856,549       602,513        72,767
     Business tax payable                                51,508        76,435         9,231
     Due to directors                                   208,197        88,786        10,723
                                                    -----------    ----------     ---------
         Total current liabilities                    3,558,490     1,398,220       168,867

Minority interest                                     3,428,693        89,701        10,833

Shareholders' equity:
     Common stock, par value US$ 0.001
         authorized 100,000,000 shares
     Common stock subscribed                             90,840       107,003        12,923
     Shares to be issued                                  6,624             -             -
     Less: subscription receivable                     (952,200)            -             -
     Additional paid-in capital                      52,233,737    54,107,159     6,534,681
     Accumulated deficit                            (16,613,282)  (39,635,990)   (4,786,954)
     Cumulative translation adjustments                (30,886)       (30,899)       (3,732)
                                                   ------------   -----------    ----------
     Total shareholders' equity                      34,734,833    14,547,273     1,756,918
                                                   ------------   -----------    ----------
     Total liabilities and shareholders' equity      41,722,016    16,035,194     1,936,618
                                                   ============   ===========    ==========


    The accompanying notes are an integral part of these financial statements

                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                         Three Months Ended March 31
                                                       2000                   2001
                                                        RMB             RMB           US$
                                                       ------         --------      --------


Net sales                                              3,030,463       897,947       108,448

Cost of services                                       2,245,437       972,112       117,405
                                                     -----------    ----------    ----------

Gross Profit                                             785,026       (74,165)       (8,957)

Selling, general and administrative expenses           5,284,031     2,551,202       308,116
                                                     -----------    ----------    ----------

Loss from operations                                 (4,499,005)    (2,625,367)     (317,073)

Gain on dilution of interest in subsidiary               57,808              -             -

Other income(other loss), net                            34,693       (194,480)      (23,488)

Share of gain(loss) of an associated company                  -         12,195         1,473

Provision for bad debt                                        -     (5,139,026)     (620,655)

Unusual items                                                 -     (5,322,168)     (642,773)
                                                     -----------   ------------   -----------

Loss before income taxes and minority interest       (4,406,504)   (13,268,846)   (1,602,516)

Minority interest                                       157,579            193            23
                                                     -----------   ------------   -----------

Net loss                                             (4,248,925)   (13,268,653)   (1,602,493)
                                                     ===========   ============   ===========

Net loss per common share - Basic                         (0.40)        (1.09)         (0.13)
                                                     ===========   ============   ===========

Weighted average number of
     shares outstanding                              10,715,311    12,126,706     12,126,706
                                                     ===========   ============   ===========


    The accompanying notes are an integral part of these financial statements

                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                                            Nine Months Ended March 31
                                                           ---------------------------
                                                       2000               2001
                                                       RMB           RMB             US$
                                                       -----        -----          -------

Net sales                                            9,348,149     5,529,994       667,874

Cost of services                                     7,193,926     5,160,293       623,224
                                                    ----------    ----------     ---------

Gross Profit                                         2,154,223       369,701        44,650

Selling, general and administrative expenses         9,840,531    11,320,062     1,367,157
                                                    ----------    ----------     ---------

Loss from operations                                (7,686,308)  (10,950,361)   (1,322,507)

Gain on dilution of interest in subsidiary              57,808             -             -

Other income(other loss), net                           70,907       (51,948)       (6,274)

Share of loss of an associated company                       -    (1,970,128)     (237,938)

Provision for bad debt                                       -    (5,139,026)     (620,655)

Unusual items                                                -    (5,322,168)     (642,773)
                                                    ----------   -----------     ----------

Loss before income taxes and minority interest      (7,557,593)  (23,433,631)   (2,830,147)

Minority interest                                      157,579       410,923        49,628
                                                    ----------   -----------     ---------

Net loss                                            (7,400,014)  (23,022,708)   (2,780,519)
                                                    ==========   ===========     =========

Net loss per common share - Basic                       (0.73)        (2.03)        (0.24)
                                                    ==========   ===========     =========

Weighted average number of
     shares outstanding                            10,076,601    11,360,173    11,360,173
                                                   ===========   ===========    ==========


   The accompanying notes are an integral part of these financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                 Nine Months Ended March 31
                                                                ----------------------------
                                                                   2000             2001
                                                                   RMB       RMB             US$
                                                                 -------   --------       ---------

Cash flows from operating activities:
Net loss                                                     (7,400,014)  (23,022,708)   (2,780,519)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Provision for bad debt                                           -     5,139,026       620,655
     Provision for investment in an associated company                -     1,320,726       159,508
     Provision for investment in a subsidiary company                 -     3,622,421       437,491
     Amortization of intangible assets and other assets       1,360,519       900,003       108,696
     Depreciation of plant and equipment                        318,494     2,050,972       247,702
     Gain on dilution of interest in a subsidiary               (57,808)            -             -
     Share of loss of associated company                              -     1,970,128       237,938
     Loss on disposal of fixed assets, intangible assets
         and other assets                                             -       379,021        45,775
Minority interest                                              (157,579)     (410,923)      (49,628)
     Value of shares issued to employees
         for past services                                    1,701,954             -             -
     Stock-based compensation costs                           1,253,501       647,038        78,144
(Increase) decrease in operating assets:
     Inventory                                                        -        41,240         4,981
     Account receivable, net                                   (436,326)      980,056       118,364
     Deposits, prepayment and other receivable               (5,436,128)   (2,962,149)     (357,747)
     Due from related company                                   (56,830)         (138)          (17)
     Due from directors                                               -       161,144        19,462
Increase (decrease) in operating liabilities:
     Accruals and other payable                                (508,666)      (38,020)       (4,592)
     Deposits from customers                                     47,624      (254,036)      (30,681)
     Business tax payable                                        23,314        33,623         4,061
     Cumulative translation adjustments                          (9,136)          (13)           (2)
     Amount due to a joint venture partner                       30,000             -             -
     Due to directors                                           (17,922)     (119,411)      (14,422)
                                                             -----------   -----------   -----------
Net cash used in operating activities                        (9,335,867)   (9,561,987)   (1,154,829)
                                                             -----------   -----------   -----------

Cash flows from investing activities:
     Additions of plant and equipment                         (968,785)   (2,866,309)     (346,173)
     Advances to a related company                            (856,003)            -             -
     Increase in due from a joint venture partner           (1,306,709)            -             -
     Cash of unconsolidated subsidiary                                -      (94,649)      (11,431)
                                                             ----------    -----------    ----------
Net cash used in investing activities                        (3,131,497)   (2,960,958)    (357,604)
                                                             ----------    -----------    ----------

Cash flows from financing activities:
     Cash received from join venture partner                 4,470,000              -            -
     Cash received from a Subscriber                         5,009,400              -            -
     Cash received from shares issued                       25,601,997      3,933,001      475,000
                                                            ----------     ----------     ---------
     Net cash provided by financing activities              35,081,397      3,933,001      475,000
                                                            ----------     ----------     ---------
Effect of cumulative translation adjustments                    (9,136)           (13)          (2)
Net increase in cash and cash equivalents                   22,604,897     (8,589,957)  (1,037,435)
Cash and cash equivalents at beginning of period             4,376,907     13,556,982    1,637,317
                                                           -----------     ----------    ----------
Cash and cash equivalents, end of period                    26,981,804      4,967,025      599,882
                                                           ===========     ==========    ==========

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

2.   CURRENCY PRESENTATION AND FOREIGN CURRENCY TRANSLATION

     Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 2001 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

3.   PROVISION FOR BAD DEBTS

     During the nine months ended March 31, 2001, the Company reported a bad debt expense of $620,655 relating to the following:

     Dunwell Computer
     ----------------
     The Company previously signed an agreement in principal to acquire a 70% interest in Dunwell Computer (H.K.) Limited ("Dunwell"), a developer and provider of Internet technology and e-commerce solutions. Pursuant to the terms of the agreement, the Company agreed to pay approximately $358,974, 50% in cash and 50% in equity of Intermost at $3.50 per share.

     As a result of the downturn in market conditions which have adversely affected Dunwell, the Company has determined to terminate the acquisition of Dunwell. As a result of the adverse material change in the operations of Dunwell, the Company has recorded a bad debt charge totaling $285,057 relating to the impairment of the Company's deposit relating to the proposed acquisition of Dunwell ($179,487) and loans to Dunwell ($105,570).

     Jiayin Joint Venture
     --------------------
     In connection with the Company's write-down of its investment in Jiayin Joint Venture (see Note 4), the Company wrote down accounts receivable from Jiayin Joint Venture totaling $208,244 during the nine months ended March 31, 2001.

     Other
     -----
     During the nine months ended March 31, 2001, the Company wrote-down as uncollectible accounts receivable of $96,618 from Shenzhen Business Daily, $24,155 from J-R Technology Ltd.(see Note 5), $3,200 from Sino-E (see Note
     4) and $3,381 from others.

4.   UNUSUAL ITEMS

     During the nine months ended March 31, 2001, the Company reported one time charges for unusual items totaling $642,773 relating to the following:

     Jiayin Joint Venture
     --------------------
     During the nine months ended March 31, 2001, the Company's management determined that market conditions would not support the investment of additional funds needed to commercialize the telephone payment software products developed by the Jiaying Joint Venture. As a result of such determination, the Company wrote-down its investment in Jiayin Joint Venture in the amount of $437,490.

     Sino-E Venture
     --------------
     During the nine months ended March 31, 2001, operations of Shenzhen Sino-E E-commerce Company Ltd. ("Sino-E") were suspended as a result of the downturn in Internet related markets. As a result, the Company recorded a write-down of its Investment in an associated company in the amount of $159,508.

     Write-Down of Fixed Assets
     --------------------------
     During the nine months ended March 31, 2001, the Company wrote-down obsolete and damaged equipment and furniture in the amount of $45,775.

5.   HUIFENG ACQUISITION

     In May 2000, the Company signed a Letter of Intent to purchase J-R Hi-Tech Investment Corporation, a holding company of an internet security and technology products developer headquartered in Shenzhen. In October 2000, the Company entered into an agreement, superceding the Letter of Intent, pursuant to which the Company agreed to acquire shares representing 58.3% of J-R Hi-Tech Investment Corporation., a 90% shareholder of Huifeng(Shenzhen). The purchase price for the shares of J-R Hi-Tech Investment Corporation was payable $176,470 in cash plus 510,300 shares of common stock. J-R Hi-Tech Investment Corporation was required to use the cash portion of the purchase price to fund operations of Huifeng(Shenzhen). Huifeng(Shenzhen) specializes in the development and sale of Internet and financial system security solutions. Huifeng(Shenzhen) focuses its sales on financial, banking, telecom, and government markets in southern China. Huifeng(Shenzhen) has been in operation since August 1999.

     In January 2001, the conditions of closing were satisfied, the cash portion of the purchase price was paid and the balance of purchase price, payable in stock, was tendered and management of the Company deemed the acquisition of shares of J-R Hi-Tech Investment Corporation to be completed, resulting in control by the Company of 52.5% of Huifeng(Shenzhen). Subsequently, due to personnel reasons, Intermost has not formally gained active control of J-R Hi-Tech. The parties are presently engaged in discussions in an attempt to complete the transfer of shares.

     Pending resolution of the disputes, the operations of Huifeng are not included in the consolidated financial statements of the Company and the cash portion of the purchase price, in the amount of $176,470, has been recorded as "deposits, prepayments and other receivables".

6.   SHAREHOLDERS' EQUITY

     The balance of $115,000 for 92,000 shares from a previous subscription receivable of 800,000 shares was completed during the quarter ended December 31, 2000.

     During the quarter ended March 31, 2001, the Company received subscription proceeds of US$360,000 from private placement of 1,152,000 shares of common stock to eBiz Incubation Co. Ltd.

     In January 2001, the Company issued 510,300 shares of common stock to J.R. Hi-Tech Investment Corp. in conjunction with the acquisition of HK Huifeng. As a result of unresolved personnel issues, the shares in question remain under the control of the Company and are not considered outstanding (see
     Note 5).

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

Material Changes in Results of Operations for the Nine Months Ended March 31, 2001 as Compared to the Nine Months Ended March 31, 2000

Net Sales

     Net sales are derived principally from E-commerce solutions, and software development. "E-commerce solutions" include web site design and development, advertisement system sales & integration and telephone payment system.

     The following table reflects the total net sales and percentage of net sales for the periods indicated:


                                             Total Net Sales               Percent of Total Net Sales
                                            ------------------            ----------------------------
                                          Nine Months Ended March 31,      Nine Months Ended March 31,
                                         ---------------------------      ---------------------------
                                              2000          2001              2000         2001
                                              ----          ----              ----         ----
                                               US$           US$

E-commerce solutions
     - Web site design and development       358,817       337,935             31.8%        50.6%
     - Advertisement                          85,170        21,832              7.5%         3.3%
     - System sales and integration          517,865       292,417             45.9%        43.8%
     - Telephone payment system                  221        15,690              0.0%         2.3%
                                          ----------     ---------           -------     --------
                                             962,073       667,874             85.2%       100.0%
Software development                         166,931             -             14.8%         0.0%
                                          ----------     ---------           -------     --------
     Total                                 1,129,004       667,874            100.0%       100.0%
                                          ==========     =========           =======     ========

     Total net sales decreased 41% to $667,874 during the nine months end March 31, 2001 compared to $1,129,004 during the same period in 2000. E-commerce solutions revenues decreased 31% to $667,874 in the 2001 period as compared to $962,073 during the same period in 2000. Advertisement revenues decreased 74% to $21,832 for the 2001 period as compared to $85,170 during the same period in the 2000. System sales and integration revenues decreased 44% to $292,417 for the 2001 period as compared to $517,865 during the same period in the 2000. Telephone payment system revenues increased to $15,690 for the 2001 period as compared to $221 during the same period in the 2000.

     There were no software development revenues for nine months end December 31, 2001 compared to $166,931 of software development revenues during the same period in 2000.

     The revenue of web site design and development includes $120,000 from Sino-E E-commerce Company Limited ("Sino-E") for the exchange platform system development.

     The decline in total net sales, e-commerce solutions and software development revenues were primarily attributable to the transition of the Company's business associated with a refinement of the Company business plan in June 2000. Under the restructured business model, the Company will focus on providing Internet based e-commerce solutions to Chinese companies in two to five industries. The Company technical resources have been shifted to focus on the in-house development of Supply-Chain-Management ("SCM") and
Customer-Relation-Management ("CRM") solutions. The Company's SCM and CRM software are presently undergoing beta testing with SCM software presently scheduled for release by the end of September 2001 and CRM software presently scheduled for release by the end of June 2001.

     The plan to develop the Company's ChinaE.com web site into an e-commerce platform is on hold.

     With the narrowing of the Company focus, revenues historically generated by traditional web hosting and web design operations, both of which were experiencing declining margins, began to decline during the September 2000 quarter and are expected to continue to decline as those offerings are phased out. Until SCM and CRM products are completed, revenues are expected to continue to be flat or declining.

     Pending the introduction of our SCM and CRM software products, we are acting as a re-seller of Saleslogic, a CRM product, and providing network security services in an effort to offset declines in revenues associated with the transition of our business.

     Upon introduction of SCM and CRM software, the Company expects revenue growth to resume as we integrate our software into e-commerce solution systems.

     Advertisement revenue for the web site are not expected to reflect any meaningful increase.

Cost of Services

     Cost of services consist principally of salary for computer network technicians, costs of systems sales and integration, depreciation and amortization, and other costs associated with the same, including travel, welfare, office and related expenses allocated to the engineering and technician staff. Additionally, other cost of services during the 2000 period includes certain other costs associated with the offering of special promotional packages, which package included participation in a seminar, lodging and advertisement.

     The following table reflects the principal components of cost of services and percentage of net sales represented by each component for the periods indicated:

                                            Total Cost of Services         Percent of Total Net Sales
                                          --------------------------     -------------------------------
                                          Nine Months Ended March 31,       Nine Months Ended March 31,
                                         -----------------------------     ----------------------------
                                             2000           2001              2000         2001
                                           ---------      --------          --------     --------
                                              US$           US$


Engineers/technician salaries                109,393       162,375              9.7%        24.3%
Subcontract fees                             153,622             0             13.6%         0.0%
Cost of system sales and integration         477,594       273,445             42.3%        40.9%
Depreciation                                  15,222        18,705              1.3%         2.8%
Other                                        113,001       168,699             10.0%        25.3%
                                          ----------     ---------           -------      -------
     Total                                   868,832       623,224             76.9%        93.3%
                                          ==========     =========           =======       ======

     Compared to the same period of 2000, the costs of services decreased 28% to $623,224. Engineers/technician salaries increased 48%. The other services related cost increased 49%. The speed of decline in revenue, which was 41%, is faster than the speed of costs decline to the fixed cost component of cost of services and reduced margin in web design and system integration services. The principal components of cost of services during the nine months ended March, 2001 were cost of hardware; other costs associated with support on the engineering/technician staff; engineer/technician salaries; and depreciation of equipment utilized in connection with services.

Selling, General and Administrative Expense

     Selling, general and administrative expense ("SG&A") consists principally of (1) sales commissions, advertising, trade show and seminar expenses, and direct-field sales expense, (2) salary for administrative and sales staff, (3) corporate overhead, (4) amortization of intangibles, and (5) research and development. The following table reflects the principal components of SG&A and percentage of net sales represented by each component for the periods indicated:


                                              Total SG&A               Percent of Total Net Sales
                                             ----------------          -----------------------------
                                        Nine Months Ended March 31,     Nine Months Ended March 31,
                                       -----------------------------   ----------------------------
                                           2000           2001             2000         2001
                                         --------       --------         --------     --------
                                            US$            US$

Sales and marketing salaries and
     commissions                           76,798        167,218             6.8%        25.0%
Other sales and marketing expenses        155,988        150,559            13.8%        22.5%
Rentals                                    21,853         81,277             1.9%        12.2%
Administrative salaries                    63,591        245,505             5.6%        36.8%
Other corporate                           705,926        516,067            62.5%        77.3%
Amortization of intangibles               164,314        108,696            14.6%        16.3%
Research and development                        -         97,835              -          14.6%
                                       ----------     ----------           ------       ------
     Total                              1,188,470      1,367,157           105.2%       204.7%
                                       ==========     ==========           ======       ======


     For the nine month period ended March 31, 2000, SG&A increased 15%, to $1,367,157. Sales and marketing salaries and commissions increased 118%. Rentals increased 272%. Administrative salaries increased 286%. R&D took 15% of net sales. The increase in SG&A has been principally attributable to a combination of (1) an increase in administrative support staff, including the addition of three senior management personnel salary, (2) corporate overhead including rental, professional fee and legal fee for annual auditing and due diligence reports, (3) marketing efforts associated with the promotion and other costs associated with marketing research, industry journal advertising, relocation of new office and other related expenses, and (4) commencement of research and development relating to the Company's SCM and CRM products.

     The principal components of SG&A during the nine months ended March 31, 2000 were sales and marketing salaries and commissions; other marketing expenditures; administrative salaries and benefits; other corporate expense, which includes occupancy expense, general office expenses, travel, general staff welfare expense and consulting fees, among others; and amortization of intangibles.

     Amortization expense related to the acquisition of eighty system integration contracts from Labtam Corporation in July 1999 for 69,700 shares of common stocks of the Company. The intangible assets are being amortized over a 24-month period, representing the life of the contracts and the expected useful life of the technological know-how. We will incur amortization expense quarterly of approximately $36,000 for the system integration contracts through June 30, 2001.

     Research and development expense, totaling $97,835 for nine months period, was principally attributable to expenditures to support the shift in the Company strategy, including technology team salary which was related to the development of SCM and CRM products. There were no R&D expenses reported in the prior fiscal year.

Provision Bad Debt

     During the nine months ended March 31, 2001, the Company reported a bad debt expense of $620,655 relating to the following:

     Dunwell Computer. The Company previously signed an agreement in principal to acquire a 70% interest in Dunwell Computer (H.K.) Limited ("Dunwell"), a developer and provider of Internet technology and e-commerce solutions. Pursuant to the terms of the agreement, the Company agreed to pay approximately $358,974, 50% in cash and 50% in equity of Intermost at $3.50 per share.

     As a result of the downturn in market conditions which have adversely affected Dunwell, the Company has determined to terminate the acquisition of Dunwell. As a result of the adverse material change in the operations of Dunwell, the Company has recorded a bad debt charge totaling $285,057 relating to the impairment of the Company's deposit relating to the proposed acquisition of Dunwell ($179,487) and loans to Dunwell ($105,570).

     Jiayin Joint Venture. In connection with the Company's write-down of its investment in Jiayin Joint Venture, the Company wrote down accounts receivable from Jiayin Joint Venture totaling $208,244 during the nine months ended March 31, 2001.

     Other. During the nine months ended March 31, 2001, the Company wrote-down as uncollectible accounts receivable of $96,618 from Shenzhen Business Daily, $24,155 from J-R Technology Ltd., $3,200 from Sino-E and $3,381 from others.

Unusual Items

     During the nine months ended March 31, 2001, the Company reported one time charges for unusual items totaling $642,773 relating to the following:

     Jiayin Joint Venture. During the nine months ended March 31, 2001, the Company's management determined that market conditions would not support the investment of additional funds needed to commercialize the telephone payment software products developed by the Jiaying Joint Venture. As a result of such determination, the Company wrote-down its investment in Jiayin Joint Venture in the amount of $437,490. The write-down related to the expenditures for the 3-D bank payment system platform (telephone payment, cellular phone payment and website payment) which was developed for up-grading the version of provision telephone payment system.

     Sino-E Venture. During the nine months ended March 31, 2001, operations of Shenzhen Sino-E E-commerce Company Ltd. ("Sino-E") were suspended as a result of the downturn in Internet related markets. As a result, the Company recorded a write-down of its Investment in an associated company in the amount of $159,508.

     Write-Down of Fixed Assets. During the nine months ended March 31, 2001, the Company wrote-down obsolete and damaged equipment and furniture in the amount of $45,775.

Minority Interest

     Minority interest represents the portion of the loss of Jiayin Joint Venture not attributable to the Company. As a result of the write-down of the Company's investment in Jiayin, no future minority interests are expected to be reported.

Material Changes in Financial Condition, Liquidity and Capital Resources.

     At March 31, 2000 we had cash and cash equivalents of $599,882 and working capital of $882,185 as compared to $1,637,317 of cash and cash equivalents and $2,087,982 of working capital at June 30, 2000.

     Operations used $1,154,831 of cash during the nine months ended March 31, 2001. Funds used in operations primarily relate to the losses incurred during the period and reductions in payables during the period, which were partially offset by various non-cash charges to earnings.

     Investing activities used $357,604 during the nine months ended March 31, 2001. Funds used in investing activities consist of purchases of equipment to support operations.

     Financing activities provided $475,000 during the nine months ended March 31, 2001. Funds provided by financing activities consisted of (1) $115,000 of proceeds from subscription receivables for 92,000 shares from a private placement which has been in an escrow account since October 1999, and (2) $360,000 of proceeds from the sale of 1,152,000 shares of common stock to eBiz Incubation Co. Ltd., which represent 8.9% share of interest of the Company.

     The Company had no long term debt at March 31, 2001.

     During the nine months ended March 31, 2001, the Company incurred substantial write-downs in connection with the transition of the Company's business and the marked downturn in the Internet related markets. Included in the write-downs were (1) a $335,598 write-down of accounts receivable attributable to Jiayin ($208,244), J-R Hi-Tech ($24,155), Shenzhen Business Daily ($96,618), and Sino-E ($3,200) and others ($3,381), (2) a $285,057 write-down of deposits, prepayments and other receivables attributable to abandonment of the Company's proposed acquisition of Dunwell, (3) a $159,508 write-down of investment in an associated company attributable to the suspension of operations of Sino-E, (4) a $437,690 write-down of fixed assets attributable to the Company's investment in Jiayin, and (5) a $45,775 write-down of obsolete and damaged equipment and furniture.

     In May 2000, the Company signed a Letter of Intent to purchase J-R Hi-Tech Investment Corporation, a holding company of an internet security and technology products developer headquartered in Shenzhen. In October 2000, the Company entered into an agreement, superceding the Letter of Intent, pursuant to which the Company agreed to acquire shares representing 58.3% of J-R Hi-Tech
Investment Corporation., a 90% shareholder of Huifeng (Shenzhen). The purchase price for the shares of J-R Hi-Tech Investment Corporation was payable $176,470 in cash plus 510,300 shares of common stock. J-R Hi-Tech Investment Corporation was required to use the cash portion of the purchase price to fund operations of Huifeng(Shenzhen). Huifeng(Shenzhen) specializes in the development and sale of Internet and financial system security solutions. Huifeng(Shenzhen) focuses its sales on financial, banking, telecom, and government markets in southern China. Huifeng(Shenzhen) has been in operation since August 1999.

     In January 2001, the conditions of closing were satisfied, the cash portion of the purchase price was paid and the balance of purchase price, payable in stock, was tendered and management of the Company deemed the acquisition of shares of J-R Hi-Tech Investment Corporation to be completed, resulting in control by the Company of 52.5% of Huifeng(Shenzhen). Subsequently, due to personnel reasons, Intermost has not formally gained active control of J-R Hi-Tech. The parties are presently engaged in discussions in an attempt to complete the transfer of shares.

     Pending resolution of the disputes, the operations of Huifeng are not included in the consolidated financial statements of the Company and the cash portion of the purchase price, in the amount of $176,470, has been recorded as "deposits, prepayments and other receivables".

     Based on our current operating losses, we anticipate that our cash on hand is only sufficient to support operations through May 2002. We anticipate that a combination of cost control measures and the commencement of revenues from the roll out and commencement of sales of our SCM and CRM software will allow us to reduce or eliminate our operating losses beginning in the second half of calendar year 2001. Depending upon the timing and ultimate achievement of profitability and the growth initiatives and investments undertaken, we may be required to seek additional capital in the future to support operations and acquisitions. We are presently involved in discussions with various financing sources with respect to providing equity financing but have no agreements in that regard at this time. There is no assurance that we will be successful in securing any additional capital that may be required. If additional capital is required but cannot be secured, our operations may be substantially adversely effected.

Certain Factors Affecting Future Operating Results

     Our operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including the timing of introduction of our SCM and CRM software products, the level and rate of acceptance of our products and services by the Chinese people, continued growth in use of the Internet in China, entry of new competition (including established companies from outside of China and companies with substantially greater resources), fluctuations in the level of orders for services which are received and can be delivered in a quarter, rescheduling or cancellation of orders by customers, competitive pressures on selling prices, changes in product, service or customer mix, rapid changes in technology, dependence upon certain key employees, availability and cost of computer technicians, loss of any strategic relationships, our ability to introduce new products and services on a timely basis, new product and service introductions by our competitors, requirements for additional capital to support future growth and acquisitions, fluctuations in exchange rates, and general economic conditions, among others. Various factors which effect our future operating results are discussed in our Form 10-KSB.

     Except as noted above, we are not aware of any trends, events or uncertainties which have had, or are reasonably likely to have, a material impact on our operations or our short-term or long-term liquidity.

                           PART II - OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

(c) During the quarter ended March 31, 2001, the Company issued the following securities that were not registered under the Securities Act of 1933:

     On January 30, 2001, the Company issued 1,152,000 shares of common stock to eBiz Incubation Co. Ltd. for subscription proceeds of US$360,000. The stock has been accepted by eBiz Incubation Co. Ltd.

     The offer and sale of the above described securities was made in reliance on the exemption set out in Section 4(2) of the Securities Act of 1933. The shares were offered without general solicitation or advertising to a limited group of accredited investors.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     Form 8-K dated January 20, 2001 reported under Item 2 the acquisition of HK Huifeng.

     Form 8-K dated February 2, 2001 reported under Item 4 the appointment of PricewaterhouseCoopers as the company's independent public accountants.

                                                    SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    INTERMOST CORPORATION

Dated: May 18, 2001
                                                   By:/s/ Jun Liang
                                                      --------------------------
                                                   Jun Liang, President and
                                                   Chief Executive Officer


                                                   By:/s/ Oliver Jianzing Li
                                                      --------------------------
                                                   Oliver Jianxing Li, Chief
                                                   Financial Officer