Form 10KSB
period 2001-06-30
INTERMOST CORP
filed 2001-11-06
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                     For the Fiscal Year Ended June 30, 2001

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number 0-30430

                              INTERMOST CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

              Utah                                         87-0418721
----------------------------------          ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

     27th Floor, 600 Renmin Rd.(South), Tower C, TianAn International Plaza
                             Shenzhen, China 518005
     ----------------------------------------------------------------------
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

                         Common Stock, $0.001 par value
                                (Title of class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

 Yes X  No
    ---   ----

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Issuer's revenues for the fiscal year ended June 30, 2001 were $984,179.

         The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of September 19, 2001 was 13,120,481. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 19, 2001, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $656,024.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

     Transition Small Business Disclosure Format: Yes   No  X
                                                     ---   ----

                                TABLE OF CONTENTS

                                                                           Page

PART I

         ITEM 1.      DESCRIPTION OF BUSINESS..........................     1
         ITEM 2.      DESCRIPTION OF PROPERTY..........................     7
         ITEM 3.      LEGAL PROCEEDINGS................................     7
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS.................................     7

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS......................     8
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS.............     9
         ITEM 7.      FINANCIAL STATEMENTS.............................    15
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE...........    15

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT................    16
         ITEM 10.     EXECUTIVE COMPENSATION...........................    18
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT............................    19
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...    19
         ITEM 13.     EXHIBITS AND REPORTS OF FORM 8-K.................    20

SIGNATURES

         This annual report on Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forwarding-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our products and services and product development, our intentions and strategies regarding customers and customer relationships, our intentions and strategies regarding the formation of strategic relationships, our beliefs regarding the future success of our products and services, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs regarding trademark, copyright and patent protections, our beliefs and expectations regarding infringement claims, our beliefs and expectations regarding our ability to hire and retain personnel, our beliefs regarding period to period results of operations, our expectations regarding sales and revenues, our expectations regarding future growth and financial performance, our beliefs regarding the development of industry standards, our expectations and beliefs regarding revenue growth, our beliefs and expectations regarding the adequacy of our facilities, our beliefs and expectations regarding our financial position, ability to finance operations and growth and the amount of financing necessary to support operations, and our intentions and expectations regarding deferred tax assets. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. These risks and uncertainties include without limitation those identified in the section of this annual report on Form 10-KSB entitled "Factors That May Affect Future Results" below. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-KSB.

         As used in this annual report on Form 10-KSB, unless the context otherwise requires, the terms "we," "us," "the Company," and "Intermost" refer to Intermost Corporation, a Utah corporation, and its subsidiaries.

         We operate through various subsidiaries, all of which are located outside of the United States. All references to China or the PRC are to the People's Republic of China. Our financial statements are presented in United States Dollars ("US$"). Our sales are principally in Hong Kong Dollars ("HK$") and Renminbi ("Rmb"). At June 30, 2001, the prevailing exchange rate of US$ into HK$ and Rmb was US$1.00 = HK$7.738 and US$1.00 = Rmb8.28.

                                     PART I

ITEM 1.  BUSINESS

General

         Intermost is an enterprise e-commerce solutions provider in China. We operate within what is commonly referred to as the "business-to-business" segment of the Internet market in which products and services are offered principally to businesses as compared to the "business-to-consumer" segment of the Internet in which products and services are offered principally to consumers. It is our objective to become a top provider of e-commerce solutions in our selected market segment, namely Chinese enterprises. Here we define `enterprises' as those firms or organizations operating outside the telecommunications, government, and financial services (insurance, securities, banking) industries. Our principal products are e-commerce solutions that address the needs of our clients for enterprise resource management, ("SCM") and customer relations management ("CRM") systems.

         In addition to our CRM solutions, we provide e-commerce solutions that center on web design and hosting targeted to smaller firms and software system integration and web-based security products, including firewalls and virus protection.

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

         Our current principal offices are located at 27th Floor, Tower C, 600 Renmin Road South, TianAn International Plaza, Shenzhen, China 518005.

Developments During Fiscal Year 2001

         From the fourth quarter of fiscal 2000 through the end of fiscal 2001, the global market for Internet services and products experienced a sharp decline in growth which was accompanied by a general reduction in technology spending and a broad decline in the equity markets.

         In response to the sharp and rapid decline in Internet and technology spending, our management team undertook an in-depth review of our business strategy in June 2000. The focus of the review was to identify areas of strength within the Company and viable market opportunities which could be serviced by the Company, and to phase out product and service offerings requiring substantial future investment on our part or exhibiting limited short- to intermediate-term revenue and profitability prospects.

         Despite the sharp decline in Internet and technology spending globally, as a result of the early stage of development of the Internet in China and the efficiencies which can be obtained by adopting an Internet strategy, our management believes the Internet industry in Greater China will continue to grow in both size and importance. The revised strategy of management, which was deployed during fiscal 2001, focuses on the delivery of enterprise e-commerce solutions in Greater China. Management will analyze technologies selected for development or implementation to ensure that they complement our existing technology knowledge base such that each successive technology builds core knowledge and expertise. Our business strategy positions us to cultivate and profit from industry growth at this fundamental level. In other words, the Intermost position does not depend on the success of a particular industry or technology, but on the growth of the overall Chinese Internet market.

         With the adoption of our revised business strategy, fiscal 2001 was a transition period during which we (1) developed our SCM and CRM product offerings, (2) pursued opportunities to establish alliances with established companies seeking to introduce Internet and related software products in the Chinese market, and (3) terminated ventures in areas identified to be no longer attractive or requiring substantial investment without certainty as to the timing and amount of return on investment.

         Significant activities and developments during fiscal 2001 included:

         - Introduction of SCM and CRM Products. Following almost a year of development and testing, we introduced our supply chain management software, known as imSCM, and our distribution management software, known as imPARTNER, in June 2001.

         - Software Development Alliances. During fiscal 2001, we entered into strategic alliances or contracts to (1) jointly develop with Interact Commerce Corporation, a U.S. provider of mid-market electronic customer relation management software, e-CRM software for the Chinese market; and (2) develop a code management software product for Natoma Technologies, a technical products and services firm specializing in custom-made Internet and Web software development.

         - Termination of Ventures. During fiscal 2001, we terminated various ongoing or pending ventures which were determined by management to have diminished profit prospects as a result of the downturn in the Internet and technology markets and related developments. Ventures or operations terminated during fiscal 2001 included:

o Jiayin Joint Venture. Management determined that market conditions would not support the investment of additional funds needed to commercialize the telephone payment software products developed by the Jiayin Joint Venture. As a result of such determination, we terminated our efforts relative to Jiayin Joint Venture and recorded a loss on abandonment of phone payment system in the amount of $813,370.

o Sino-E Venture. Operations of Shenzhen Sino-E E-commerce Company Ltd. ("Sino-E"), involving the development of an exchange platform system serving Chinese manufacturers, were suspended as a result of the downturn in Internet related markets and Sino-E is being liquidated. As a result, we recorded an impairment of our investment in an associated company in the amount of $143,622.


o Dunwell Computer Acquisition. As a result of the downturn in market conditions which have adversely affected the web hosting operations of Dunwell Computer (H.K.) Limited ("Dunwell"), the proposed acquisition of a 70% interest in Dunwell was never consummated and the Company is evaluating its legal rights to terminate the transaction and recover the portion of the purchase price paid and advances to Dunwell totaling $284,300. The Company recorded a valuation allowance relating to the amounts paid or advanced to Dunwell, totaling $284,300, which is accounted for as compensation expense due to the relationship of a director of the Company to the controlling shareholder of Dunwell. See "Certain Relationships and Related Transactions".

o J.R. Hi-Tech/Huifeng Acquisition. In September 2000, the Company entered into an agreement to acquire 58.3% of the outstanding shares of J.R.
     Hi-Tech  Investment  Corporation  from  its  shareholders.  J.R.  Hi-Tech's principal holding is an indirect 90% interest in Shenzhen China Websecurity.com, a Chinese-foreign equity joint venture, which engages in the provision of Internet security services, systems integration and software development services. Based on the terms of the agreement, the purchase price of the shares of J.R. Hi-Tech was $181,159 in cash and 510,300 shares of common stock of the Company. The Company tendered the cash portion of the purchase price in January 2001 but the shareholders of J.R. failed to deliver the shares of J.R. Hi-Tech and the Company did not issue the shares representing the balance of the purchase price. The Company has commenced legal proceedings against J.R. Hi-Tech to terminate the transaction and recover the cash portion of the purchase price. Due to uncertainty of any recovery from the shareholders of J.R. Hi-Tech, the Company recorded a valuation allowance for the full amount paid to those shareholders, totaling $181,159, which is accounted for as a bad debt expense.

     - Management Changes. During fiscal 2001, eBiz Incubation Co. Ltd. invested $360,000 in the Company and, in conjunction with that investment, appointed Francis Tsui to our board of directors. Subsequently, in June, 2001, Mr. Tsui was elected Acting Chairman and Mr. Andy Lin assumed the role of President and Chief Executive Officer following the resignation of Mr. Jun Liang from those positions.

Intermost's Strategy

         Our strategy is to target and capitalize on the delivery of enterprise e-commerce solutions in the Chinese market based on naturally occurring stages in the development of that market. It is our belief that the Chinese enterprise e-commerce market is a potentially large market which is in the early stage of development and that the market will develop in stages approximating the stages experienced in the development of more mature markets. We do not intend to target specific industries or technologies. Instead, we plan to develop and offer Web based software solutions that offer efficiencies and cost-savings to Chinese enterprises and meet the specific needs of the Chinese market.

         Key elements of our strategy include:


o Capitalize on "first mover" advantage. Our imSCM and imPartner products are believed to be among the first SCM and CRM products specifically developed for, and introduced in, the Chinese market. We believe that we will be able to capitalize on our China-based operations and early entry into the market to establish name recognition, embed our solutions and create customer loyalty.


o Partnering with established software developers seeking to enter the Chinese market. We have entered into alliances, and intend to form additional alliances, with established U.S. developers of Internet software products seeking to enter the Chinese market with a Chinese technology partner.

o Create localized versions of software products. We intend to provide software development, marketing and integration services to adapt our overseas partners' software products to the needs of the Chinese market, while our partners continue to provide technical and marketing support for the products.

o    Provide  low-cost   contract  program  services  to  non-Chinese   software
     developers. We intend to capitalize on our low cost structure to offer standard Java programming services to U.S. software developers and integrators seeking to reduce their product development cost and possible entry into the Chinese market.

         Our objective is to establish Intermost as a recognized provider of cost-effective reliable e-commerce solutions developed specifically for the Chinese market, including internally developed solutions and solutions developed by our overseas partners.

Products and Services

         At June 30, 2001, we had offered, or were developing, the following products and services:

         -- imSCM

         We introduced imSCM, our e-commerce supply chain management software, in June 2001. imSCM is a modular software product designed to control information flow between internal purchase organizations (such as purchasing, inventory warehouse and accounting departments) and suppliers. imSCM utilizes Internet technology to extend an enterprise's extranet to suppliers in remote locations, streamlining the purchasing process and improving information flow between purchasers and suppliers.

         Main functionalities of imSCM are:


o Supplier Management. Supplier Management allows enterprises to manage suppliers and products they supply, including facilitating online annual inspections.

o Purchase Process Management. Purchase Process Management allows the entire purchasing process, from purchase requirements to accounts payable data, to be controlled and maintained online. Forms utilized in the purchase process can be generated online and transmitted seamlessly to suppliers and suppliers can respond to purchase requests immediately with the entire process recorded online.

o    Bidding/Reverse Auction Process Management. Bidding/Reverse Auction Process
     Management    allows    enterprises   to   efficiently    conduct   initial
     bidding/reverse auction processes for all purchase requirements online.

         imSCM has been developed specifically for the Chinese market and is particularly suitable for manufacturing and assembly oriented enterprises.

         --  imPARTNER

         We introduced imPARTNER, our e-commerce customer relationship management software, in June 2001. imPARTNER is designed to extend an enterprise's internal information to its customers, distributors and branches, enhancing communication between internal organizations (such as sales, marketing, production and customer service) and downstream parties.

         Main functionalities of imPARTNER are:

o Customer Management. Customer Management allows enterprises to manage customer/distributor information efficiently in a centralized location. Historical information of all customer contact is stored in a database allowing enterprises to generate customer intelligence and build customer relations.

o Selling Process Management. Selling Process Management allows enterprises to manage the entire selling process starting from initial contact to accounts receivable, following confirmation of shipment with the entire process recorded online.

o Inventory and Logistics Management. Inventory and Logistics Management allows enterprises to manage inventories, including inventory located at branches in different geographical areas with inventory status being entered, verified and checked online and logistics requirements automatically generated.

         imSCM and imPartner have received industry awards in a Survey conducted by Information Industry Association of Shenzhen. More than 100 software vendors nationwide participated in the survey.

         -- Software Programming Services

         We  provide  subcontract   software   programming   services  to  U.S.,
Singaporean, Hong Kong and other developers and integrators of software solutions.

         Our team of programmers and software engineers are trained in the use of, and utilize, the Capability Maturity Model ("CMM"), a comprehensive process for making software development streamlined, cost-effective, efficient and predictable. CMM methodologies and standards, developed by the Software Engineering Institute at Carnegie Mellon University, are designed to create a process of continuous improvement to create high quality products.

         Our software programming capabilities at June 30, 2001 included:

o Languages. Java (IDM Visual Age and Inprise's JBuilder) C++ (MicroSoft's Visual C++ and Inprise's C++ Builder)

o    Application Server. (BEA's Weblogic and IBM's Websphere)

o    Data Base. (Oracle, Sybase, SQL Server and DB2)

o    Modeling Tools. (Rational Rose)

         We perform software planning, tracking and oversight activities for subcontracted work based on criteria set by our clients. We work closely with our clients' project teams to ensure the integrity of both process and product.

Marketing

         Our focus on enterprise e-commerce solutions allows us to find marketing success on a limited budget. Unlike many business-to-consumer e-commerce companies who face a requirement of reaching mass audiences via expensive marketing campaigns, Intermost can target its efforts to its selected niche. Our marketing efforts include press releases, participation in technology conferences, seminars, tradeshows, and programs of client training. The delivery of training to our clients allows us to better learn of their future product needs while providing us the opportunity to educate them on possible future e-commerce software solutions.

         Our marketing efforts are conducted under the direction of our senior management personnel and our director of marketing.

Competition

         Our market share and that of our competitors may be materially affected by regulatory, technological and financial developments in the future. With the imminent admission of China to the World Trade Organization (WTO), certain trade and regulatory barriers which have limited foreign competition within China may be removed resulting in a potential shift in market share to large foreign competitors which may enter the Internet market in China. Management believes that such a shift, should it occur, would involve a phase-in period of between three and five years. Likewise, rapid changes in technology may allow certain competitors to offer better services at lower costs, and access to financing may allow certain competitors to grow their businesses rapidly through acquisitions, increased marketing and investments in personnel and advanced technologies. Any of these factors could adversely affect our potential market share.

         We have no patented technology to preclude competitors from entering our markets. As a professional service firm, we rely on the skill of our personnel and the core competencies we build through training over time. Our services will be compared based upon performance, price, and reliability. Some of our competitors offer more comprehensive technology solutions, and have longer operating histories, larger installed customer bases, longer relationships with clients, and significantly greater financial, technical and public relations resources than we do. There can be no assurance that we can successfully compete with existing competitors or with new competitors which may enter one or more of our markets.

Intellectual Property and Proprietary Rights

         While we do not presently hold any copyrights, service marks or trademarks, we expect to rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with employees, customers, partners and others to protect intellectual property rights. There is no assurance, however, that such applications will be adequate to protect our interest. We maintain a policy requiring all key technical and managerial personnel to enter into employment agreements and/or non-disclosure, non-compete agreements containing provisions preventing the unauthorized use or disclosure of intellectual property. We intend to review our intellectual property protection policies with intellectual property counsel on a periodic basis in the future to assure appropriate protective measures continue to be in place.

         Many parties are actively developing homepage, search and related Web technologies. Developers of such technologies can be expected to take steps to protect these technologies, including seeking patent protection. There may be patents issued or pending that are held by others and that cover significant parts of our technology, business methods or services. Disputes over rights to these technologies may arise in the future. We cannot be certain that our products and services do not or will not infringe upon valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. In the event we determine that licensing this intellectual property is appropriate, we may not be able to obtain a license on reasonable terms or at all. We may also incur substantial expenses in defending against third-party infringement claims, regardless of the merit of these claims. Successful infringement claims against us may result in substantial monetary liability or may prevent us from conducting all or a part of our business.

         We also intend to continue to license technology from third parties, including Web-server, encryption, exchange platform, and enterprise resource management technology. The market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. In addition, it is possible that licensed technologies may not be successfully integrated into our services. The inability to obtain any of these licenses could delay product and service development until alternative technologies can be identified, licensed and integrated.

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

         China has enacted other regulations governing Internet connection and the distribution of information via the Internet. Pursuant to Article 6 of the Revised Provisional Regulations Governing the Management of Chinese Computer Information Networks Connected to International Networks, individuals or entities operating computer networks within China which are connected to the
Internet  and  conduct   international   information   exchange   must  use  the
international access channels provided by the Ministry of Information Industry ("MII") and obtain various licenses and approvals. We have secured the necessary licenses and approvals and access the Internet through ChinaNet, an approved channel of the MII.

         We intend to work diligently to assure compliance with all applicable regulations which may impact our business, including cooperating with the MII and the Ministry of Public Security. There can be no assurance, however, that we will be successful in our efforts to assure full compliance with Chinese regulations affecting our operations or that additional regulations will not be enacted which might adversely impact our operations.

Employees

         As of June 30, 2001, we employed 62 full-time employees, 2 of whom were management executives, 20 of whom were engineering/technical staff, 16 of whom were administrative and clerical, and 24 of whom were sales personnel. We anticipate the need to hire additional computer programmer/systems specialists to support our expansion plans. None of our employees are a member of any labor union, and we have never experienced any business interruption as a result of any labor disputes. We do not provide any special benefit or incentive programs for our employees. We believe that we enjoy good relations with all of our employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our principal office is located at 600 Renmin South Road, Shenzhen, China 518005, on the 27th floor of the Tower C, TianAn International Plaza covering 6000 square feet of office space. The premises are leased from an unrelated third party with rental payments and management fees of $60,000 per year and the lease will expire in September 2002. We moved to the above address in August 2001, after spending one year in our previous office in 43rd floor of Shenfang Plaza. The move was part of a coordinated effort to cut operating costs.

         Management believes that the Company's facilities are adequate to support operations for the foreseeable future. The Company owns a 5000 square feet office space in Guomao Building, which is leased out to an unrelated third party at market price.

ITEM 3.  LEGAL PROCEEDINGS

     In June 2001, we filed a law suit in the High Court of the Hong Kong Special Administrative Region, Intermost Corporation v. J.R. Hi-Tech Investment Corporation, et.al, against J.R. Hi-Tech Investment Corporation and the control persons of Huifeng. The suit alleges breach of contract on the part of the defendants for failure to perform under the contract wherein the defendants agreed to convey a controlling interest in Huifeng to Intermost. We are seeking return of the cash portion of the purchase price in the amount of 1.5 million Hong Kong Dollars, plus additional damages and injunctive relief. An injunction freezing the 1.5 million Hong Kong Dollars was granted in our favor on June 22, 2001 and, following a hearing on July 3, 2001, the injunction has been extended until further order. In conjunction with, and as a condition of, the injunction, we have posted a bond in the amount of HK$500,000 with the court. We intend to vigorously pursue our rights under the agreement relating to Huifeng.

     In conjunction with the proceeding against J.R. Hi-Tech and its principals, Xinlei Wang, one of the principals of J.R. Hi-Tech and a defendant in the suit, filed an action against Intermost in September 2001 before a Labour Tribunal in Hong Kong alleging wrongful termination of employment and seeking compensation in the amount of HK$294,166.60. We, in turn, filed an action in the High Court of the Hong Kong Special Administration Region seeking declaratory judgement that the termination of employment was valid and that no severance pay or other amounts are due to Xinlei Wang.

         The Company is from time to time a party to lawsuits incidental to its business. We are not aware of any current, pending, or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition, other than the one mentioned above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock trades on the OTC Bulletin Board under the symbol "IMOT".

         The following table presents the range of high and low closing bid prices for our common stock on the OTC Bulletin Board for each quarterly period during the last two fiscal years. Such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                        High             Low
                                                       ------           -----
Fiscal 2000

              Quarter ended September 30, 1999          7.652            3.000
              Quarter ended December 31, 1999           7.875            2.375
              Quarter ended March 31, 2000              6.500            3.750
              Quarter ended June 30, 2000               4.062            1.875

Fiscal 2001

              Quarter ended September 30, 2000          3.000            1.000
              Quarter ended December 31, 2000           1.250            0.310
              Quarter ended March 31, 2001              0.530            0.310
              Quarter ended June 30, 2001               0.330            0.050

         As of September 19, 2001, the last sales price per share of the Company's common stock as reported by the OTC Bulletin Board was $ 0.05.

         As of September 19, 2001, there were approximately 525 holders of record of the Company's common stock.

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

         Intermost's predecessor was formed in January of 1998 to develop a Chinese-language Internet business portal and provide state-of-the-art internet services with a view to becoming a leading provider of such services in China. We pursued our portal and Internet services strategy from 1998 through mid-2000.

         From the fourth quarter of fiscal 2000 to the end of fiscal 2001, the global market for Internet services and products experienced a sharp decline in growth which was accompanied by a general reduction in technology spending and a broad decline in the equity markets.

         In response to the sharp and rapid decline in Internet and technology spending, our management team undertook an in-depth examination and review of our business strategy in June 2000. The focus of the review was to identify areas of strength within the Company and viable market opportunities which could be serviced by the Company, and phase out products and services requiring substantial future investment on our part or exhibiting limited short- to intermediate-term revenue and profitability prospects.

         Despite the sharp decline in Internet and technology spending globally, as a result of the early stage of development of the Internet in China and the efficiencies which can be obtained by adopting an Internet strategy, our management believes the Internet industry in Greater China will continue to grow in both size and importance. The revised strategy of management, which was deployed during fiscal 2001, focuses on the delivery of enterprise e-commerce solutions in Greater China. Management will analyze technologies selected for development or implementation to ensure that they complement our existing technology knowledge base such that each successive technology builds core knowledge and expertise. Our business strategy positions us to cultivate and profit from industry growth at this fundamental level. Stated another way, the Intermost position does not depend on the success of a particular industry or technology. Instead, success of the strategy depends in large part on the growth of the overall Chinese Internet market.

         With the adoption of our revised business strategy, fiscal 2001 was a transition period during which we (1) developed our SCM and CRM product offerings, (2) pursued opportunities to establish alliances with established companies seeking to introduce Internet and related software products in the Chinese market, and (3) terminated ventures in areas deemed to be no longer attractive or requiring substantial investment without certainty as to the timing and amount of return on investment.

         Significant activities and developments during fiscal 2001 included:

         - Introduction of SCM and CRM Products. We introduced our supply chain management software, known as imSCM, and our distribution management software, known as imPARTNER, in June 2001.

         - Software Development Alliances. During fiscal 2001, we entered into strategic alliances or contracts to (1) jointly develop with Interact Commerce Corporation, a U.S. provider of mid-market electronic customer relation management software, e-CRM software for the Chinese market; and (2) develop a code management software product for Natoma Technologies, a technical products and services firm specializing in custom Internet and Web software development.

         - Termination of Ventures. During fiscal 2001, we terminated various ongoing or pending ventures which were determined by management to have diminished profit prospects as a result of the downturn in the Internet and technology markets and related developments. Ventures or operations terminated during fiscal 2001 included:

o Jiayin Joint Venture. Management determined that market conditions would not support the investment of additional funds needed to commercialize the telephone payment software products developed by the Jiayin Joint Venture. As a result of such determination, we terminated our efforts relative to Jiayin Joint Venture and recorded a loss on abandonment of phone payment system in the amount of $813,370.

o Sino-E Venture. Operations of Shenzhen Sino-E E-commerce Company Ltd. ("Sino-E"), involving the development of an exchange platform system serving Chinese manufacturers, were suspended as a result of the downturn in Internet related markets and Sino-E is being liquidated. As a result, we recorded an impairment of our investment in an associated company in the amount of $143,622.

o Dunwell Computer Acquisition. As a result of the downturn in market conditions which have adversely affected the web hosting operations of Dunwell Computer (H.K.) Limited ("Dunwell"), the proposed acquisition of a 70% interest in Dunwell was never consummated and the Company is evaluating its legal rights to terminate the transaction and recover the portion of the purchase price paid and advances to Dunwell totaling $284,300. The Company recorded a valuation allowance relating to the amounts paid or advanced to Dunwell, totaling $284,300, which is accounted for as compensation expense due to the relationship of a director of the Company to the controlling shareholder of Dunwell. See "Certain Relationships and Related Transactions".

o J.R. Hi-Tech/Huifeng Acquisition. In September 2000, the Company entered into an agreement to acquire 58.3% of the outstanding shares of J.R.
     Hi-Tech  Investment  Corporation  from  its  shareholders.  J.R.  Hi-Tech's principal holding is an indirect 90% interest in Shenzhen China Websecurity.com, a Chinese-foreign equity joint venture, which engages in the provision of Internet security services, systems integration and software development services. Based on the terms of the agreement, the purchase price of the shares of J.R. Hi-Tech was $181,159 in cash and 510,300 shares of common stock of the Company. The Company tendered the cash portion of the purchase price in January 2001 but the shareholders of J.R. failed to deliver the shares of J.R. Hi-Tech and the Company did not issue the shares representing the balance of the purchase price. The Company has commenced legal proceedings against J.R. Hi-Tech to terminate the transaction and recover the cash portion of the purchase price. Due to uncertainty of any recovery from the shareholders of J.R. Hi-Tech, the Company recorded a valuation allowance for the full amount paid to those shareholders, totaling $181,159, which is accounted for as a bad debt expense.

     - Management Changes. During fiscal 2001, eBiz Incubation Co. Ltd. invested $360,000 in the Company and, in conjunction with that investment, appointed Francis Tsui to our board of directors. Subsequently, in June, 2001, Mr. Tsui was elected Acting Chairman and Andy Lin assumed the role of President and Chief Executive Officer following the resignation of Jun Liang from those positions.

Results of Operations

         Following is summary financial information reflecting the operations for the periods indicated.

                                                         Year Ended June 30,
                                                     2000                 2001
                                                     ----                 ----

         Net sales                               $  1,568,636      $    984,179
         Cost of services                           1,392,248           844,215
         Gross profit                                 176,388           139,964
         Selling, general and administrative        1,942,447         3,493,575
         Operating loss                            (1,766,059)       (3,353,611)
         Loss on abandonment of fixed assets               -            (39,184)
         Loss on abandonment of phone
            payment system                                 -           (813,370)
         Share of loss in an associated company      (166,718)         (275,035)
         Impairment of investment in an
           associated company                              -           (143,622)
         Other income, net                             24,539            17,088
         Loss before minority interest             (1,908,238)       (4,607,734)
         Minority interest                            137,839           403,510
         Net income (loss)                       $ (1,775,065)     $ (4,204,225)

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

         Net Sales. Net sales for the year ended June 30, 2001 decreased to $984,179, or 37.3%, from $1,568,636 for the year ended June 30, 2000.

         Net sales during fiscal 2001 were derived principally from E-commerce solutions and advertisement sales while net sales during fiscal 2000 included E-commerce solutions, software development and advertisement sales. "E-commerce solutions" include web site design and development, including web hosting, system sales and integration, and telephone payment system.

         The following table reflects the total net sales and percentage of net sales represented by E-commerce solutions and by software development for the periods indicated:

                                             Total Net Sales      Percent of Total Net Sales
                                         ----------------------   --------------------------
                                           Year Ended June 30,        Year Ended June 30,
                                          -------------------        -------------------
                                           2000          2001        2000           2001
                                           ----          ----        ----           ----
                                            US$           US$

E-commerce solutions
     - Web site design and development    534,555       469,096      34.08%       47.66%
     - System sales and integration       826,613       421,746      52.70%       42.85%
     - Telephone payment system               901             0       0.06%        n/a %
                                        ---------      --------    --------    ---------
                                        1,362,089       890,842      86.83%       90.52%
Software development                      118,790             0       7.57%        n/a %
Advertisement                              87,777        93,337       5.60%        9.48%
                                        ---------      --------     -------      -------
     Total                              1,568,636       984,179      100.0%       100.0%
                                        =========      ========      ======       ======

     Total net sales decreased 37.3% to $984,179 during the fiscal year end June 30, 2001 compared to $1,568,636 during the fiscal year ended June 30, 2000. Total E-commerce solutions revenues decreased 34.6 % to $890,842 in fiscal 2001 as compared to $1,362,069 during fiscal 2000. Among the individual components comprising E-commerce solutions: Web design and development revenues decreased 12.25% to $469,096 in fiscal 2001 as compared to $534,555 during fiscal 2000; system sales and integration revenues decreased 49% to $421,746 in fiscal 2001 as compared to $826,613 during fiscal 2000; and, telephone payment system revenues decreased to $0 in fiscal 2001 as compared to $901 during fiscal 2000.

     There were no software development revenues during fiscal 2001 as compared to $118,790 of software development revenues during fiscal 2000.

     Advertisement revenues increased 6 % to $93,337 in fiscal 2001 as compared to $87,777during fiscal 2000.

     The decline in total net sales, e-commerce solutions and software development revenues were primarily attributable to the transition of the Company's business, due to the review of the Company business plan in June 2000. Under the restructured business model, the Company focused on providing Internet based e-commerce solutions to Chinese companies in two to five industries. Our resources were shifted during fiscal 2001 to focus on the in-house development
and       marketing      of       Supply-Chain-Management       ("SCM")      and
Customer-Relation-Management ("CRM") solutions. Our SCM and CRM software were released in June 2001.

     The plan to develop the Company's ChinaE.com web site into an e-commerce platform has been terminated.

     Revenues historically generated by traditional web hosting and web design operations, began to decline during the September 2000 quarter and are expected to continue to decline as those services are being phased out. With the introduction of our SCM and CRM products, and web hosting and design services expected to decline as a percentage of our total revenues, sales in SCM and CRM are expected to become the principal source of revenues.

     Before the introduction of our own SCM and CRM software products, during fiscal 2001, we acted as a re-seller of Saleslogic, a CRM product, and provided network security services in an effort to offset declines in revenues associated with the transition of our business.

     Advertisement revenue for our web site is not expected to reflect any meaningful increase.

     Costs of Services. Costs of services consist principally of salaries for computer network technicians, costs of systems sales and integration, depreciation and amortization, and other costs including travel, welfare, office and related expenses allocated to the engineering and technician staff. Additionally, other cost of services during the 2000 period includes certain other costs associated with the offering of special promotional packages, which included participation in a seminar, lodging and advertisement.

     The following table reflects the principal components of cost of services and percentage of net sales represented by each component for the periods indicated:

                                       Total Cost of Services     Percent of Total Net Sales
                                         Year Ended June 30,         Year Ended June 30,
                                        2000           2001          2000         2001
                                      ---------      --------      --------     --------
                                         US$           US$

Engineers/technician salaries           210,885       132,355       13.44%       13.45%
Subcontract fees                        153,622       143,550        9.79%       14.59%
Cost of system sales and integration    745,059       325,309       47.50%       33.05%
Depreciation                             25,230        17,965        1.61%        1.83%
Other                                   257,452       225,036       16.41%       22.87%
                                      ---------      --------      -------      -------
     Total                            1,392,248       844,215       88.76%       85.78%
                                      =========      ========     ========      =======

         Compared to the same period of 2000, the total costs of services decreased 39.4% to $844,215. Engineers/technician salaries decreased 37.2%. The other services related cost decreased 39.7%. The decline in costs of services was due to cost containment efforts and lower volume. The principal components of cost of services during fiscal 2001 were cost of hardware; other costs associated with support on the engineering/technician staff; engineer/technician salaries; and depreciation of equipment utilized in connection with services.

         Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") consists principally of (1) sales commissions, advertising, trade show and seminar expenses, and direct-field sales expense,
(2) salary for administrative and sales staff, (3) corporate overhead, (4) amortization of intangibles, and (5) research and development. During fiscal 2001, SG&A also included certain bad debt expenses and a noncash director compensation expense associated with a terminated acquisition. The following table reflects the principal components of SG&A and percentage of net sales represented by each component for the periods indicated:

                                               Total SG&A           Percent of Total Net Sales
                                            Year Ended June 30,         Year Ended June 30,
                                           2000           2001         2000         2001
                                         --------       --------     --------     --------
                                            US$            US$

Sales and marketing salaries and
     commissions                          107,859        175,374        6.88%       17.82%
Other sales and marketing expenses        306,088        224,699       19.51%       22.83%
Rentals                                    42,010        134,875        2.68%       13.70%
Administrative salaries                   199,834        554,695       12.74%       56.36%
Other corporate                         1,074,142      1,630,963       68.48%      165.72%
Amortization of intangibles               144,928        144,927        9.24%       14.73%
Bad debt                                        0        198,767        n.a.%       20.20%
Director compensation -
 valuation allowance                            0        284,300        n.a.%       28.89%
Research and development                   67,586        144,975        4.30%       14.73%
                                       ----------     ----------    ----------------------
     Total                              1,942,447      3,493,575      123.83%      354.97%
                                        =========      =========      =======     ========

         For fiscal 2001, SG&A increased 79.8%, to $3,493,575. Sales and marketing salaries and commissions increased 62.6%. Rentals increased 221.1%. Administrative salaries increased 177.6%. The increase in SG&A has been principally attributable to a combination of (1) an increase in administrative support staff, including the addition of three senior management personnel, (2) corporate overhead including rental, professional fee and legal fee for annual auditing and due diligence reports, (3) marketing efforts associated with the promotion and other costs associated with marketing research, industry journal advertising, relocation of new office and other related expenses, (4) commencement of research and development relating to the Company's SCM and CRM products, (5) a bad debt charge relating to a terminated transaction, and (6) a compensation charge relating to a terminated transaction.

         The principal components of SG&A during fiscal 2001 were sales and marketing salaries and commissions; other marketing expenditures; administrative salaries and benefits; other corporate expense, which includes occupancy expense, general office expenses, travel, general staff welfare expense and consulting fees, among others; and amortization of intangibles. Also included in SG&A during fiscal 2001 were the following non-recurring non-cash expenses: (1) bad debt expense of $198,767, of which $181,159 represents a valuation allowance with respect to the cash portion of the purchase price of the proposed acquisition of shares of J.R. Hi-Tech Investment, which acquisition the Company has not been consummated and with respect to which the Company is presently engaged in legal proceedings to terminate the acquisition and recover the purchase price, and (2) compensation expense of $284,300 arising from proposed acquisition of Dunwell Computer, a company controlled by a relative of a director of the Company, which acquisition has not been consummated and with respect to which the Company is evaluating its legal rights to terminate the transaction and recover the portion of the purchase price paid along with advances to Dunwell.

          Amortization expense related to the acquisition of eighty system integration contracts from Labtam Corporation in July 1999 for 69,700 shares of common stocks of the Company. The intangible assets are being amortized over a 24-month period, representing the life of the contracts and the expected useful life of the technological know-how. We incurred amortization expense quarterly of approximately $36,000 for the system integration contracts through June 30, 2001.

         Research and development expense, totaling $144,975 for fiscal 2001, was principally attributable to expenditures to support the shift in the Company strategy, including technology team salary which was related to the development of SCM and CRM products. R&D expenses totaled $67,586 in the prior fiscal year.

         Loss on Abandonment of Phone Payment System. During fiscal 2001, the Company's management determined that market conditions would not support the investment of additional funds needed to commercialize the telephone payment software products developed by the Jiayin Joint Venture. As a result of such determination, the Company recorded a loss on abandonment of the phone payment system developed by Jiayin in the amount of $813,370.

         Share of Loss of an Associated Company and Impairment of Investment in an Associated Company. During fiscal 2000, the Company acquired a 40% interest in Shenzhen Sino-E E-commerce Company Ltd. ("Sino-E"), a venture engaged in the development of an exchange platform system serving Chinese manufacturers. Under the equity method of accounting, the Company reports its allocable share of the loss of Sino-E, which share totaled $166,718 during fiscal year 2000 and $275,035 during fiscal year 2001. During fiscal 2001, operations of Sino-E were suspended as a result of the downturn in Internet related markets and Sino-E is being liquidated. As a result, during fiscal 2001, the Company recorded an impairment of investment in an associated company in the amount of $143,622.

         Minority Interest. Minority interest represents the portion of the loss of Jiayin Joint Venture not attributable to the Company. Minority interest totaled $137,839 during fiscal 2000 and $403,510 during fiscal 2001. As a result of the termination of operations of Jiayin Joint Venture, no future minority interests are expected to be reported.

Liquidity and Capital Resources

         At June 30, 2001 we had cash and cash equivalents of $498,326 and working capital of $128,420 as compared to $1,637,317 of cash and cash equivalents and $2,087,982 of working capital at June 30, 2000.

         Our primary sources of financing has been cash from the sale of common stock and, to a lesser degree, cash provided by operating activities and various loans from shareholders and directors.

         Operations used $1,487,492 of cash during the year ended June 30, 2001 as compared to $1,572,809 of cash used during the year ended June 30, 2000. Funds used in operations primarily relate to the losses incurred during the period and reductions in payables during the period, which were partially offset by various non-cash charges to earnings.

         Investing activities used $272,209 during the year ended June 30, 2001 and $1,681,437 during the year ended June 30, 2000. Funds used in investing activities during fiscal 2001 consist of purchases of equipment to support operations and advances to related companies, which were partially offset by repayments of amounts owed by a director. Funds used in investing activities in fiscal 2000 consist of purchases of equipment, investments in an affiliated company, loans to a director and reductions in amounts due from our joint venture partner, Jiayin Investment Company Limited.

         Financing activities provided $620,711 of cash during the year ended June 30, 2001 and $4,367,619 during the year ended June 30, 2000. Funds provided by financing activities during the year ended June 30, 2001 consisted principally of (1) $335,000 of proceeds from the sale of 1,152,000 shares of common stock to eBiz Incubation Co. Ltd., (2) $75,000 of proceeds from the sale of 60,000 shares which had been subscribed but not previously paid for, and (3) loans from directors totaling $211,049. The cash provided by financing activities in the 2000 period was attributable to (1) the receipt of $3,821,269 of net proceeds from the sale of 1,753,334 shares of common stock, and (2) the receipt of $551,932 of capital contributions by joint venture partners, which was partially offset by repayments of loans from directors in the amount of $5,582.

         We had no long term debt at June 30, 2001 or June 30, 2000.

         During the 2001 period, the Company incurred substantial non-cash charges, write-downs and impairments of investments in connection with the termination or abandonment of various ongoing or pending ventures and investments and the transition of the Company's business and the marked downturn in the Internet related markets. Included in the charges, write-downs and impairments were (1) a $181,159 bad debt representing the cash portion of the purchase price of the J.R. Hi-Tech transaction, which transaction is presently the subject of legal proceedings instituted by the Company to terminate the transaction and recover the funds paid to shareholders of J.R. Hi-Tech, (2) a $284,300 directors compensation charge representing the cash portion of the purchase price of a 70% interest in Dunwell, which is controlled by a family member of a director of the Company, plus advances to Dunwell, which transaction the Company is seeking to terminate, (3) a $143,622 loss from impairment of investment in an associated company attributable to the suspension of operations of Sino-E, and (4) a $813,370 loss on the abandonment of phone payment system attributable to the termination of operations of Jiayin.

         Based on our current operating losses, we anticipate that our cash on hand is only sufficient to support operations through November 2002. Beginning in the second half of fiscal 2001, we have implemented broad cost control measures in order to reduce our overhead. Included in those cost control measures are reductions in our payroll with the executive staff being reduced from 6 to 2 persons and total head count being reduced from 62 to 32 between January 1, 2001 and September 30, 2001. Additionally, we relocated our offices to reduce our lease expense. We anticipate that a combination of cost control measures and the commencement of revenues from the roll out and commencement of sales of our SCM and CRM software will allow us to reduce or eliminate our operating losses beginning in the second half of fiscal 2002. Depending upon the timing and ultimate achievement of profitability and the growth initiatives and investments undertaken, we may be required to seek additional capital in the future to support operations and acquisitions. We are presently involved in discussions with various financing sources with respect to providing equity financing but have no agreements in that regard at this time. There is no assurance that we will be successful in securing any additional capital that may be required. If additional capital is required but cannot be secured, our operations may be substantially adversely effected.

Certain Factors Affecting Future Operating Results

         Our operating results have been, and will continue to be, affected by a wide variety of factors, in addition to those discussed above, that could have a material adverse effect on revenues and profitability during any particular period, including the timing of introduction of our SCM and CRM software products, the level and rate of acceptance of our products and services by the Chinese people, continued growth in use of the Internet in China, entry of new competition (including established companies from outside of China and companies with substantially greater resources), fluctuations in the level of orders for services which are received and can be delivered in a quarter, rescheduling or cancellation of orders by customers, competitive pressures on selling prices, changes in product, service or customer mix, rapid changes in technology, dependence upon certain key employees, availability and cost of computer technicians, loss of any strategic relationships, our ability to introduce new products and services on a timely basis, new product and service introductions by our competitors, requirements for additional capital to support future growth and acquisitions, fluctuations in exchange rates, and general economic conditions, among others.

         Additionally, our operations may be impacted by various factors associated with doing business in China, including, but not limited to, uncertainty regarding the application or enforcement of various regulations relating to business generally, and the Internet specifically, and potential changes in such regulations, political or economic conditions, methods and rates of taxation, and other factors. We may be impacted by the ongoing Asian financial crisis. Countries in the Asia Pacific region have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses, as well as uncertainty arising in connection with the September 2001 terrorist attacks in the United States, could adversely affect, among other things, consumer demand for discretionary goods in the region (perhaps including our products and services which may be considered expenditures by consumers), and the U.S. dollar value of our foreign currency denominated sales (e.g., to the extent sales are denominated in Renminbi or Hong Kong dollars). In addition, our interest income and expense may be sensitive to fluctuations in the general level of Hong Kong and Chinese interest rates. However, as we conduct substantially all of our operations, including substantially all of our sales and expenses, in Renminbi or Hong Kong dollars, management does not believe we are exposed to undue risk arising from fluctuations of the exchange rates between those currencies and the U.S. dollar.

         Except as noted above, we are not aware of any trends, events or uncertainties which have had, or are reasonably likely to have, a material impact on our operations or our short-term or long-term liquidity.

Currency Presentation and Foreign Currency Translation

         Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on June30, 2001 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

Inflation

         Inflation has historically not had a material effect on our operations. When the price of products and services increases, we believe that we will be able to pass those higher prices on to the customer. Accordingly, we believe inflation will not have a material effect on our future operations.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements, together with the independent auditors' report thereon of Blackman Kallick Bartelstein LLP, appear beginning on page 22 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In July 1999, the Company's Board of Directors dismissed Andersen, Andersen & Strong, L.C. as the independent auditors for the Company and selected Arthur Andersen & Co. to serve as its new independent auditors.

     In October 2000, Arthur Andersen & Co. resigned as the independent auditors for the Company and, in February 2001, the Company's Board of Directors selected PricewaterhouseCoopers to serve as its new independent auditors.

     In  September   2001,   the   Company's   Board  of   Directors   dismissed
PricewaterhouseCoopers as the independent auditors for the Company and selected Blackman Kallick Bartelstein LLP to serve as its new independent auditors.

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

         Arthur Andersen & Co.'s audit report on the financial statements of the Company as of June 30, 2000 and for the two years ended June 30, 1999 and 2000 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years and any subsequent interim period preceding the resignation of Arthur Andersen & Co., there were no disagreements with Arthur Andersen & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen & Co., would have caused Arthur Andersen & Co. to make reference to the subject matter of the disagreements in connection with its report.

         PricewaterhouseCoopers did not render any audit reports on the financial statements of the Company. During the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal of PricewaterhouseCoopers, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused PricewaterhouseCoopers to make reference to the subject matter of the disagreements in connection with its report. During the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal of PricewaterhouseCoopers, there have been no reportable events of the type required to be disclosed by Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Identification  of  Directors,   Executive  Officers  and  Certain   Significant
Employees

         The following table sets forth certain information regarding the directors and executive officers of the Company.

         Name            Age            Position

         Andy LIN         55   President, Chief Executive Officer and Director
         Francis TSUI     40   Acting Chairman of the Board
         Sai Keung CHAN   45   Secretary and Director
         Jun LIANG        40   Director
         Shim YANG        43   Director
         Sonny HUNG       39   Director

         There are no family relationships among any of the directors or officers of the Company.

Business Experience

         Andy LIN has served as President and Chief Executive Officer of the Company since June 2001 and as a director of the Company since October 1998. Mr. Lin co-founded the Company's predecessor, IML, in January 1998 and previously served as Vice President of the Company from the Exchange, in October 1998. Prior to forming IML, he was the vice president of China Business Resources from 1994 to 1998. Mr. Lin graduated from Tsinghua University in 1970 with a Bachelor degree and from the Chinese Academy of Sciences in 1981 with a Master of Science degree in computer science.

         Francis TSUI has served as Acting Chairman of the Board of Directors of the Company since June 2001. Mr. Tsui has served as Managing Director of Ebiz Incubation, an information technology investment holding firm, since 2000. Previously, Mr. Tsui served as Assistant Director of John Hancock Financial Services, a private equities company, from 1995 to 1998. From 1998 to 1999, Mr Tsui was the Director of Business Development in Eastgate (HK) Limited. Mr. Tsui received a PhD in Chinese Culture and History and an MBA from the University of Hawaii.

         Jun LIANG co-founded the Company's predecessor, IML, in January 1998 and served as its President and a Director from inception until the Exchange in October 1998 and as President of the Company from the date of the Exchange until June 2001 and as a Director of the Company since the Exchange. Prior to forming IML, from 1994 to 1998, Mr. Liang was the president of China Business Resources, a privately-owned Hong Kong company specializing in providing companies directories, business directory services and other business information in print, CD-ROM and electronic format. Mr. Liang graduated from Beijing Shijou University in 1982 with a Bachelor of Science degree in Chemical Engineering and from Stanford University in 1986 with a Master of Science degree in Chemical Engineering.

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

     Sonny HUNG has served as a Director of the Company since August 2001. Mr. Hung has served as Vice President of Yorkshire Capital, a Hong Kong-based investment banking firm, since June 2000. Previously, Mr. Hung served as Director of Corporate Development of Man Sang International from November 1996 to March 2000. From 1991 to 1997 he was in various senior positions with Dah Sing Bank, Hong Kong Bank. Mr. Hung received Bachelors degrees in Finance and Banking from San Francisco State Universety and an MBA from Baptist University in Hong Kong.

Term of Office

         The directors named above will serve until the next annual meeting of the Company's shareholders. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement.

Compliance With Section 16(a) of Exchange Act

         Under the securities laws of the United States, the Company's directors, its executive officers, and any person holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during fiscal year 2001. To the Company's knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2001, except for the following: (1) Francis Tsui, an outside director, failed to file one Form 3 reporting his initial appointment as a director; and (2) eBiz Incubation Co. Ltd., failed to file one Form 3 reporting its initial acquisition of 10% of the Company's shares. In making these disclosures, the Company has relied solely on written statements of its directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information as to the compensation paid or accrued to each executive officer receiving compensation of at least $100,000 per year and the Chief Executive Officer for the three years ended June 30, 2001:

                                            Annual Compensation
                                 -------------------------------------------
                                                               Other Annual   All Other
  Name and Principal Position    Year      Salary    Bonus     Compensation  Compensation
------------------------------   -----     ------    ------    ------------- ------------

Andy Lin.......................  2001     $ 33,860  $    -        $2,173    $       0
   Chief Executive Officer.....  2000       67,720       -         4,348            0
   and President (1)...........  1999       33,860       -         2,173            0

Jun Liang......................  2001     $ 40,633  $    -         2,173    $       0
  Chief Executive Officer,.....  2000       81,266       -         4,348            0
  Chairman and President (2)...  1999       40,633       -         2,173            0

-------------

(1) Mr. Lin was appointed as Chief Executive Officer and President of the Company in June 2001. Previously, Mr. Lin served as Vice President of the Company.

(2) Mr. Liang served as Chief Executive Officer of the Company from October 1998 until June 2001.

Director's Compensation

         The Company currently pays its non-employee directors approximately $125 per meeting attended with compensation limited to $125 in a month regardless of the number of meetings attended. The Company reimburses its directors for out-of-pocket expenses incurred on behalf of the Company.

Other Compensation and Employment Arrangements

         The Company, at June 30, 2001, had no employment agreements but enters into confidentiality agreements with substantially all of its employees pursuant to which those employees are prohibited from disclosing confidential or proprietary information of the Company.

         Beginning in January 1999, until the Company attains sufficient revenues through operations, the Company pays to each of its executive officers approximately $2,600 per month. The Company does not have any pension, profit-sharing, stock bonus, or other benefit plans. The Company expects to enter into employment agreements with key employees, to implement comprehensive compensation arrangements with its officers and to adopt benefit plans in the future at the discretion of the Board of Directors to attract and retain officers and key employees.

         In February 2001, the Board of Directors adopted, subject to shareholder approval within 12 months, a stock option plan under which 3,000,000 shares of common stock are reserved for issuance pursuant to options to be granted to key employees. As of June 30, 2001, no options had been granted under the plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

         The following table is furnished as of September 19, 2001, to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group.

         Name and Address of                           Number of Shares
         Beneficial Owner (1)                          Beneficially Owned    Percent
     Allied Point Limited (3)..........................   3,218,653   (2)    24.0%
     Jun LIANG (3).....................................   3,218,653   (2)    24.0%
     Andy LIN (3)......................................   3,218,653   (2)    24.0%
     eBiz Incubation Co. Ltd. (4)......................   1,152,000   (5)     8.6%
     Francis TSUI (4)..................................   1,152,000   (5)     8.6%
     Shim YANG.........................................     250,000           1.9%
     Sai Keung CHAN....................................     200,000           1.5%
     Sonny HUNG........................................           0             0%
     All officers and directors as a group (6 persons).   4,820,653          35.9%

------------------

(1) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares shown opposite the name of each person or group.
(2) Allied Point Limited is a corporation organized under the laws of the British Virgin Islands and is owned 50% by Jun Liang and 50% by Andy Lin. Therefore, Mr. Liang and Mr. Lin are deemed to be the beneficial owners of those shares.
(3) Address is 27th Floor, Tower C, Tian An Int'l Plaza, 600 Renmin Rd.(South), Shenzhen, China.
(4) Address is Rm 3106, China Merchants Tower, Shun Tak Centre, 200 Connaught Road, Central, Hong Kong.
(5) Francis Tsui is Managing Director of eBiz Incubation Co. Ltd. and may be deemed to be the beneficial owner of the shares held by eBiz Incubation Co. Ltd.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the years ended June 30, 2000 and 2001, Jun Liang and Andy Lin, officers, directors and principal shareholders of the Company, advanced funds to, and were advanced funds by, the Company on an unsecured, non-interest bearing basis without pre-determined repayment terms. At June 30, 2000, the net balance owed to Mr. Liang was $25,145 and no amounts were owed to or from Mr. Lin. At June 30, 2001, the net balances owed to Mr. Liang and Mr. Lin were $124,340 and $111,853, respectively.

         During September of 1999, the Company entered into an agreement to acquire 70% of Dunwell Computer for approximately $362,000, payable $181,000 in cash and the balance being payable by the issuance of 51,282 shares of common stock with an agreed value of $181,000. Dunwell Computer is a company substantially owned by Chan Sai Tak, the brother of Chan Sai Keung, a director of the Company. During 2000, the Company paid $181,00 in cash and advanced an additional $39,000 to Dunwell. During 2001, the Company advanced an additional $65,000 to Dunwell. The Company never issued the shares representing the balance of the purchase price of the interest in Dunwell and the purchase of the interest in Dunwell was not legally consummated. The Company intends to terminate the proposed acquisition of the interest in Dunwell and to evaluate whether the funds paid to Dunwell can be recovered, in part or in whole. Because of the apparent inability of Dunwell to repay the amounts paid and advanced by the Company to Dunwell, the Company has established a valuation reserve, and has accounted for the reserve as compensation, in the amount of $284,300.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         Exhibit
         Number       Description of Exhibit
        ---------    -------------------------

         2.1       Exchange Agreement with Shareholders of Intermost Limited (1)
         3.1       Articles of Incorporation (1)
         3.2       Bylaws (1)
         10.3      Cooperative Agreement re:formation of Jiayin E-Commerce joint venture (1)
         10.4      Agreement re: acquisition of customer accounts from Labtam Corporation (1)
         10.5      Subscription Agreement re: sale of common stock (1)
         10.8      Agreement Regarding Transfer of Properties on 38th Floor, Guomao Building (2)
         10.9      Joint Venture Agreement, dated June 1, 2000, re: Shenzhen SinoE E-commerce Co. Ltd. (3)
         10.10     Subscription  Agreement  dated October 24, 2000, by and among Intermost  Corporation,  J.R.
                   Hi-Tech Investment Corporation, Xinlei Wang and Yong Jiang (4)
         10.11*    Intermost Corporation 2001 Stock Compensation Plan

-----------

*    Filed herewith.

**   Compensatory plan or management agreement.

(1)  Incorporated   by  reference  to  the   respective   exhibits   filed  with
     Registrant's Registration Statement on Form 10-SB (Commission File No. 0-30430).

(2)  Incorporated   by  reference  to  the   respective   exhibits   filed  with
     Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.

(3)  Incorporated   by  reference  to  the   respective   exhibits   filed  with
     Registrant's Annual Report on Form 10-KSB for the year ended June 30, 2000.

(4)  Incorporated   by  reference  to  the   respective   exhibits   filed  with
     Registrant's Current Report on Form 8-K dated January 20, 2001.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERMOST CORPORATION



                                     By: /s/ Andy Lin
                                        ---------------------------------------
                                        Andy Lin
                                        President and Chief Executive Officer
Dated:   November 5, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                        Title                              Date
   -----------                      -------                            -------

/s/ Andy Lin                     President, Chief Executive Officer   November 5, 2001
------------------------------
Andy Lin                        (Principal Executive Officer and
                                 Principal Financial and Accounting
                                 Officer) and Director

 /s/ Francis Tsui                Acting Chairman of the Board         November 5, 2001
------------------------------
Francis Tsui


                                Director                              November 5, 2001
------------------------------
Jun Liang


/s/ Sai Keung Chang              Director                             November 5, 2001
------------------------------
Sai Keung Chang


                                 Director                             November 5, 2001
------------------------------
Shim Yang


 /s/ Sonny Hung                  Director                             November 5, 2001
------------------------------
Sonny Hung

                              INTERMOST CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Public Accountants                      F-1

Report of Independent Public Accountants                      F-2

Consolidated Balance Sheets                                   F-3

Consolidated Statements of Operations                         F-5

Consolidated Statements of Cash Flows                         F-6

Consolidated Statements of Changes in Stockholders' Equity    F-8

Notes to Consolidated Financial Statements                   F-10

                    Report of Independent Public Accountants


To the Stockholders and the Board of Directors of Intermost Corporation:


We have audited the accompanying consolidated balance sheet of Intermost Corporation and Subsidiaries ("the Group") as of June 30, 2001 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements for the Company as of and for the year ended June 30, 2000 were audited by other auditors whose report dated October 9, 2000, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intermost Corporation and Subsidiaries as of June 30, 2001 and the results of their operations and their cash flows for the year ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


/ s / Blackman Kallick Bartelstein, LLP

Chicago, Illinois
October 22, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of Intermost Corporation:

We have audited the accompanying consolidated balance sheets of Intermost Corporation (a company incorporated in the State of Utah, United States of America; formerly known as Utility Communications International, Inc.; "the Company" and Subsidiaries ("the Group") as of June 30, 1999 and 2000, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the period from January 2, 1998 to June 30, 1998 and the years ended June 30, 1999 and 2000. These financial statements give retroactive effect to the acquisition of Intermost Limited as a reverse acquisition as described in Note 2 to the accompanying financial statements. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


                                                /s/ Arthur Andersen & Co.
                                                Certified Public Accountants

Hong Kong,
October 9, 2000

                     Intermost Corporation and Subsidiaries

                           Consolidated Balance Sheets

                             June 30, 2000 and 2001
================================================================================
                                     Assets

                                                               2000                      2001
                                                                           ------------------------------
                                                                Rmb                Rmb          US$
                                                           --------------  ---------------  -------------

Current Assets
    Cash and bank deposits                                     13,556,982        4,126,138        498,326
    Accounts receivable, net of allowance for
      doubtful accounts of Rmb511,000 and
      Rmb0, respectively                                          794,035          459,279         55,468
    Costs and estimated earnings in excess of
      billings                                                    644,200          353,210         42,658
    Deposits, prepayments and other receivables, net
       of allowance for doubtful accounts of Rmb0
       and Rmb1,500,000, respectively                           3,614,815        1,786,050        215,707
    Inventories                                                    57,058           15,818          1,910
    Due from a director                                           284,265                -              -
    Due from related companies (Net of allowance for
       doubtful accounts of Rmb0 and Rmb2,354,000,
       respectively)                                            1,895,625           72,345          8,738
                                                           --------------  ---------------  -------------

                 Total Current Assets                          20,846,980        6,812,840        822,807


Investment in an Associated Company                             4,638,796        1,153,093        139,262


Plant and Equipment, Net                                        5,315,170        5,480,166        661,856


Phone Payment System, Net                                       7,976,196                -              -


Intangible Assets                                               1,199,996                -              -


Deferred Compensation Costs, Net                                1,744,878                -              -
                                                           --------------  ---------------  -------------


             Total Assets                                      41,722,016       13,446,099      1,623,925
                                                           ==============  ===============  =============


   The accompanying notes are an integral part of these financial statements

================================================================================

                      Liabilities and Stockholders' Equity


                                                                2000                      2001
                                                                            ----------------------------------
                                                                 Rmb                Rmb              US$
                                                             -------------  ---------------  -----------------

Current Liabilities
    Accruals and other payables                                  2,442,236        1,868,961            225,720
    Deposit on liquidation of investment in
      associated company                                                 -        1,000,000            120,773
    Deposits from customers                                        262,900           61,400              7,415
    Deferred revenue                                               593,649          412,103             49,771
    Deferred rent                                                        -          362,638             43,797
    Business tax and government
      surcharges payable                                            51,508           88,744             10,718
    Due to directors                                               208,197        1,955,680            236,193
                                                             -------------  ---------------  -----------------

                 Total Current Liabilities                       3,558,490        5,749,526            694,387
                                                             -------------  ---------------  -----------------

Minority Interests                                               3,428,693           87,630             10,583
                                                             -------------  ---------------  -----------------

Stockholders' Equity
    Preferred stock, par value of US$0.001:
    - authorized - 5,000,000 shares as
        of June 30, 2000 and 2001
    - None outstanding                                                   -                -                  -
        as of June 30, 2000 and 2001
    Common stock, par value US$0.001:
    - authorized - 100,000,000 shares as of
        June 30, 2000 and 2001
    - outstanding and fully paid -                                  90,840          108,679             13,125
        10,971,468 and 13,120,481 shares
        as of June 30, 2000 and 2001,
        respectively
    - reserved and to be issued - 800,000                            6,624                -                  -
        as of June 30, 2000
    Additional paid-in capital                                  51,902,537       58,955,419          7,120,220
    Less - Subscription receivable                                (621,000)               -                  -
                                                             -------------  ---------------  -----------------

                                                                51,379,001       59,064,098          7,133,345

Accumulated Deficit                                            (16,613,282)     (51,424,259)        (6,210,659)
Cumulative Translation Adjustments                                 (30,886)         (30,896)            (3,731)
                                                             -------------  ---------------- ------------------

             Total Stockholders' Equity                         34,734,833        7,608,943            918,955
                                                             -------------  ---------------  -----------------

             Total Liabilities and Stockholders' Equity         41,722,016       13,446,099          1,623,925
                                                             =============  ===============  =================

                     Intermost Corporation and Subsidiaries

                      Consolidated Statements of Operations

                       Years Ended June 30, 2000 and 2001

================================================================================

                                                                2000                      2001
                                                                            --------------------------------
                                                                 Rmb                Rmb              US$
                                                           ---------------  ---------------  ---------------

Net Sales                                                  12,988,310         8,149,002           984,179

Cost of Services                                          (11,527,817)       (6,990,102)         (844,215)
                                                        ---------------      -------------     -----------

                  Gross Profit                              1,460,493         1,158,900            139,964

Selling, General and Administrative Expenses              (16,083,455)      (28,926,800)        (3,493,575)
                                                        ---------------      -------------     ------------

                 Loss from Operations                    (14,622,962)       (27,767,900)        (3,353,611)
                                                       ----------------     --------------    -------------

Other Income (Expense)
    Loss on disposal of fixed assets                              -            (324,441)           (39,184)
    Loss on abandonment of phone payment system                   -          (6,734,706)          (813,370)
    Share of loss in an associated company               (1,380,429)         (2,277,286)          (275,035)
    Impairment of investment in an associated
      company                                                     -          (1,189,192)          (143,622)
    Interest income                                          97,756             101,259             12,230
    Other                                                   105,426              40,226              4,858
                                                      ----------------      -------------    --------------

                 Total Other Expense, Net                (1,177,247)        (10,384,140)        (1,254,123)
                                                      ----------------      -------------    --------------

                 Loss before Minority Interests         (15,800,209)        (38,152,040)        (4,607,734)

Minority Interests                                        1,141,307           3,341,063            403,510
                                                      ---------------      --------------    --------------

                 Net Loss                               (14,658,902)        (34,810,977)        (4,204,224)

Other Comprehensive Loss
    Currency translation adjustments                        (38,639)                (10)                (1)
                                                      ---------------      --------------    ---------------

                 Comprehensive Loss                     (14,697,541)        (34,810,987)        (4,204,225)
                                                      ===============      ==============    ===============
Net Loss per Share
     Weighted average number of -
       shares outstanding
        Basic                                            10,284,765          11,899,202         11,899,202
                                                      ===============      ==============    ===============
Loss per Common Share - Basic                                 (1.43)              (2.93)             (0.35)
                                                      ===============      ==============    ===============


   The accompanying notes are an integral part of these financial statements

                     Intermost Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                       Years Ended June 30, 2000 and 2001

================================================================================

                                                                        2000                      2001
                                                                                    ----------------------------------
                                                                         Rmb                Rmb              US$
                                                                 -----------------  ---------------  -----------------

Cash Flows From Operating Activities
    Net loss                                                      (14,658,902)       (34,810,977)      (4,204,224)
    Adjustments to reconcile net loss to net
      cash used in operating activities -
        Bad debt
             Operations                                                     -            145,793           17,608
             Deposit on investment in JRHIC                                 -          1,500,000          181,159
        Director compensation arising from
          valuation allowance                                               -          2,354,000          284,300
        Marketing expenses and employee
          compensation paid through issuance of
          common stock                                                      -          4,293,097          518,490
        Loss on disposal of fixed assets                                    -            324,441           39,184
        Loss on abandonment of phone payment system                         -          6,734,706          813,370
        Depreciation and amortization of plant and
           equipment and phone payment system                         993,921          2,759,488          333,271
        Amortization of intangible assets                           1,200,004          1,199,996          144,927
        Share of loss of an associated company                      1,380,429          2,277,286          275,035
        Impairment of investment in an associated
          company                                                           -          1,189,192          143,622
        Minority interests                                         (1,141,307)        (3,341,063)        (403,510)
        Stock-based compensation costs                              3,569,052          1,744,878          210,734
        (Increase) decrease in operating assets
             Accounts receivable, net                              (1,374,238)           328,486           39,672
             Costs and estimated earnings in excess
               billings                                                     -            290,990           35,144
             Deposits prepayments and other
               receivables                                         (4,234,025)           208,467           25,177
             Inventories                                              (57,058)            41,240            4,981
        Increase (decrease) in operating liabilities
             Accruals and other payables                              576,281           (573,275)         (69,237)
             Deposit on liquidation of investment in an
               associated company                                           -          1,000,000          120,773
             Deferred revenue                                               -           (181,546)         (21,926)
             Deferred rent                                                  -            362,638           43,797
             Deposits from customers                                  697,649           (201,500)         (24,336)
             Business tax and government surcharge
               payable                                                 25,331             37,236            4,497
                                                                ---------------      -------------  -------------

                 Net Cash Used in Operating Activities            (13,022,863)       (12,316,427)      (1,487,492)
                                                               ----------------      -------------  -------------

   The accompanying notes are an integral part of these financial statements

                     Intermost Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                       Years Ended June 30, 2000 and 2001

================================================================================

                                                                      2000                   2001
                                                                                  ---------------------------
                                                                       Rmb             Rmb            US$
                                                                  --------------  ------------  -------------

Cash Flows From Investing Activities
    Investment in an associated company                            (6,019,225)              -
-
    Additions of plant and equipment and phone
      payment system                                               (7,701,594)     (2,007,435)     (242,444)
    (Loans to) repayments from a director                            (284,265)        284,265        34,332
    Due from related companies                                         82,777        (530,720)      (64,097)
                                                                 --------------- --------------- ------------

                 Net Cash Used in Investing
                   Activities                                     (13,922,307)     (2,253,890)     (272,209)
                                                                 --------------- --------------- ------------

Cash Flows From Financing Activities
    Net proceeds from issuance of common stock                     31,640,108       3,392,000       409,662
    Capital contribution by minority stockholders
      of subsidiaries                                               4,570,000               -             -
    (Repayments to) proceeds from directors                           (46,223)      1,747,483       211,049
                                                                 --------------- -------------- -------------

                 Net Cash Provided by Financing
                   Activities                                      36,163,885       5,139,483        620,711
                                                                 --------------- --------------  ------------

Effect of Exchange Rate Changes on Cash and
  Bank Deposits                                                      (38,639)             (10)           (1)
                                                                 --------------- -------------- -------------

Net Increase (Decrease) in Cash and Bank
  Deposits                                                         9,180,076       (9,430,844)   (1,138,991)

Cash and Bank Deposits, Beginning of Year                          4,376,906       13,556,982     1,637,317
                                                                 --------------- -------------- -------------

Cash and Bank Deposits, End of Year                               13,556,982        4,126,138      498,326
                                                                 =============== ============== =============

   The accompanying notes are an integral part of these financial statements

                     Intermost Corporation and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity

                       Years Ended June 30, 2000 and 2001

================================================================================

                                                             Common Stock
                                           -------------------------------------------------------
                                                     Issued             Reserved and to be Issued
                                           --------------------------   --------------------------
                                            Number of                    Number of
                                             Shares         Amount        Shares        Amount
                                           ------------  ------------   -----------   ------------
                                                             Rmb                          Rmb

Balance as of June 30, 1999                 9,754,412        80,742        69,700           576
Issuance of Common Stock                       69,700           576       (69,700)         (576)
Proceeds on Issuance of Common
  Stock of Which Shares Have Not
  Been Issued, Net of Issuance Costs
  of $331,200                                       -             -       800,000         6,624
Granting of Stock-based
  Compensation to an Employee                       -             -             -             -
Acquisition of Phone Payment
  System                                       75,712           629             -             -
Granting of Common Stock to
  Employees                                    41,110           339             -             -
Proceeds on Issuance of Common
  Stock                                       953,334         7,916             -             -
Common Stock Issuance Costs                         -             -             -             -
Acquisition of a Building                      77,200           638             -             -
Net Loss                                            -             -             -             -
Currency Translation Adjustments                    -             -             -             -
                                           ----------     ----------     ---------        ------

Balance as of June 30, 2000                10,971,468        90,840       800,000         6,624
Common Stock Issued                         1,984,013        16,473      (800,000)       (6,624)
Issuance of Common Stock for
  Marketing Services Received                 150,000         1,242             -             -
Issuance of Common Stock to
  Employee in Lieu of Salary                   15,000           124             -             -
Currency Translation Adjustments                    -             -             -             -
Net Loss                                            -             -             -             -
                                           ----------  ------------     ----------   -----------

Balance as of June 30, 2001                13,120,481      108,679              -             -
                                           ==========  ============     ==========   ===========

   The accompanying notes are an integral part of these financial statements

================================================================================
                                                                  Accumulated
                                                                    Other
                                                                Comprehensive
                                                                  Income -
      Additional                                                 Cumulative
        Paid-in          Subscription    Accumulated        Translation
        Capital           Receivable           Deficit           Adjustments
   ----------------  ------------------  -----------------  ------------------
          Rmb                 Rmb                Rmb                 Rmb

          9,278,166                   -         (1,954,380)              7,753
                  -                   -                  -                   -



          7,942,176            (621,000)                 -                   -

          3,611,968                   -                  -                   -

          3,125,567                   -                  -                   -

          1,701,623                   -                  -                   -

         25,594,109                   -                  -                   -
         (1,987,200)                  -                  -                   -
          2,636,128                   -                  -                   -
                  -                   -        (14,658,902)                  -
                  -                   -                  -             (38,639)
   ----------------  ------------------  -----------------  -------------------

         51,902,537            (621,000)       (16,613,282)            (30,886)
          2,761,151             621,000                  -                   -

          3,749,598                   -                  -                   -

            542,133                   -                  -                   -
                  -                   -                  -                 (10)
                  -                   -        (34,810,977)                  -
   ----------------  ------------------  ------------------ ------------------

         58,955,419                   -        (51,424,259)            (30,896)
   ================  ==================  ================== ==================

                     Intermost Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                       Years Ended June 30, 2000 and 2001

================================================================================


Note 1 - Organization and Principal Activities

Intermost Corporation ("the Company") was incorporated in the State of Utah, United States of America on March 6, 1985. The Company changed its name from Utility Communications International, Inc. to Intermost Corporation on October 23, 1998.

During the period from January 2, 1998 to October 22, 1998, the Company was inactive. On October 23, 1998, the Company acquired 100% interest in Intermost Limited ("IL"; a company incorporated in the British Virgin Islands) by issuing 4,970,000 shares of common stock of par value of US$0.001 each (after the redenomination of par value and a stock split) to Mr. Jun Liang and Mr. Andy Lin, directors and stockholders of IL. IL was equally owned by Mr. Jun Liang and Mr. Andy Lin. IL and its subsidiaries ("the IL Group") are principally engaged in the provision of business portal and e-commerce solutions, the development of software and the provision of consultation services in the People's Republic of China ("the PRC") and Hong Kong.

The acquisition of IL by the Company on October 23, 1998 has been treated as a reverse acquisition since IL is the continuing entity as a result of the exchange reorganization.

Note 2 - Subsidiaries

Details of the Company's subsidiaries (which together with the Company are collectively referred to as "the Group") as of June 30, 2001 were as follows:

                                                          Percentage of Equity
                                     Place of             Interest Attributable
             Name                  Incorporation              to the Group         Principal Activities
  ----------------------------  ----------------------   -----------------------  ----------------------
                                                           2000        2001
                                                         ----------  -----------

  Intermost Limited ("IL")      The British Virgin       100%              100%           Investment holding
                                 Islands                                                  and development
                                                                                          of software.Ceased
                                                                                          operations of
                                                                                          developmentof soft-
                                                                                          ware in 2001.

  China E. Com                  The PRC                  100%             100%            Provisionof business
  Information                                                                             portal and
  Technology                                                                              e-commerce
  Ltd. ("CECITL")*                                                                        solutions

  IMOT Information              The PRC                  100%             100%            Inactive
  Technology
  (Shenzhen) Ltd. ("IITSL")*

  Intermost (Hong Kong)Hong Kong                         100%             100%            Inactive
  Limited ("IHKL")

Shenzhen Bank Union &           The PRC                  55.3%            55.3%           Provision of phone
Jiayin E-commerce                                                                         payment system
Company Ltd.** ("SBUJE")                                                                  services.  Ceased
                                                                                          operations in 2001.
                                                                                          See Note 7.

  Intermost Focus               The PRC                  90%            90%               Provision of
  Advertising Company                                                                     advertising
  Ltd. **("IFACL")                                                                        consultancy, and
                                                                                          agency services and
                                                                                          production of
                                                                                          advertisingmaterials


* CECITL and IITSL are wholly foreign owned enterprises established in the PRC to be operated for a period of 10 years until 2008.

** SBUJE and IFACL are equity joint ventures established in the PRC to be operated for a period of 10 years until 2009 and 2010, respectively.

Note 3 - Summary of Significant Accounting Policies

a.      Basis of consolidation

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

c.    Plant and equipment

Plant and equipment are recorded at cost less accumulated depreciation. Gains or losses on disposals are reflected in current operations. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows: building - 20 years, computer equipment - 3 years, furniture and office equipment - 5 years, leasehold improvements - 1 to 3 years (over the lease terms) and motor vehicles - 5 years. Major expenditures for betterments and renewals are capitalized. All ordinary repair and maintenance costs are expensed as incurred.

The Group recognizes an impairment loss on plant and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges) indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation. Measurement of the impairment loss is based on the fair value of the assets.

d.       Phone payment system

The Company capitalizes costs incurred for the production of computer software developed for sale to outside parties. Capitalized costs include direct labor and related overhead for software produced by the Company. All costs in the software development process which are classified as research and development are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the software has completed beta testing and is generally available for sale. Amortization, a cost of revenue is provided on a product-by-product basis, using the straight-line method over five years, commencing the month after the date of product release. Annually, the Company reviews and expenses the unamortized cost of any feature identified as being impaired. The Company also reviews recoverability of the total unamortized cost of all features and software products in relation to estimated relevant other revenues and, when necessary, makes an appropriate adjustment to net realizable value.

e.    Intangible assets

Intangible assets consisted of the cost of system integration contracts and a customer list acquired from an independent third party, which was amortized on a straight-line basis over a period of 24 months. The Company's directors and management review and evaluate the carrying value of intangible assets periodically, taking into consideration current operating result and future prospects generated from the intangible assets.

f.    Net sales

Net sales represent (i) fees for the provision of business portal and e-commerce solutions, net of business tax, which are recognized when the services are rendered, (ii) fees for provision of software development and consulting services, which are recognized when the services are rendered, and (iii) advertising fees, net of business tax, which are recognized when the services are rendered.

Advance payments from customers, usually for maintenance contracts, are recorded as deferred revenue and amortized over the life of the contract.

g.    Research and development expenditures

Research and development expenses are charged to expense as incurred. The Company incurred costs totaling Rmb559,612 and Rmb1,200,397 in the years ended June 30, 2000 and 2001, respectively.

h.    Income taxes

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

i.    Operating leases

Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

j.    Comprehensive income (loss)

The Group has adopted Statement of Financial Accounting Standards No. 130, which requires the Group to report all changes in equity during a period, except for those resulting from investment by stockholders and distribution to stockholders, in the financial statements for the period in which they are recognized.

k.    Foreign currency translation

The Company considers Renminbi as its functional currency as a substantial portion of the Group's business activities are based in Renminbi.

The translation of the financial statements of subsidiaries whose functional currencies are other than Renminbi, into Renminbi is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as cumulative translation adjustments.

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

Aggregate gains (losses) from foreign currency transactions included in the consolidated results of operations for the years ended June 30, 2000 and 2001 were approximately Rmb113,000 and Rmb(71,000), respectively.

l.    Loss per common share

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

No diluted loss per common share was presented in the consolidated statements of operations as there were no dilutive securities available for exercise as of June 30, 2000, and as of June 30, 2001 the options exercisable contained an exercise price greater than the average market price of the common shares.

m.    Stock-based compensation

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion (APB No. 25). Pro forma disclosures were made assuming the application of fair value method as prescribed by Statement of Financial Accounting Standards No. 123.

n.    Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

o.    Fair value of financial instruments

All financial instruments are carried at cost, which approximate their fair values.

p.    Accounting pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue recognition in financial statements", which provides guidance on applying accounting principles generally accepted in the United States of America for recognizing revenue. SAB 101 is effective for fiscal years beginning after December 15, 1999. The adoption of SAB 101 did not have a significant impact on the Group's consolidated financial position, results of operations and cash flows.

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities" which delayed the effective date of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" for one year. SFAS No. 133 provides guidance for the recognition and measurement of derivatives and hedging activities. It requires an entity to record, at fair value, all derivatives as either assets or liabilities in the balance sheet, and it establishes specific accounting rules for certain types of hedges. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. The adoption of this new standard did not have a material impact on the Group's financial position or results of operations.

New accounting standards not yet adopted

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The pooling of interest method is no longer permitted for business combinations after June 30, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001 provided that their first quarter financial statements have not been issued. The Company is not required to adopt this new standard until fiscal year ended June 30, 2003 and is currently evaluating its impact.

Note 4  - Deposits, Prepayments and Other Receivables

Deposits, prepayments and other receivables consisted of:

                                                      2000         2001         2001
                                                      Rmb          Rmb          US$
                                                    ----------   ----------  ----------

         Deposit for leasing of advertising
           space (Note a)                             800,000            -           -
         Rental and utilities deposits                527,310      166,739      20,138
         Deposits for purchase of leasehold
           improvements and office equipment        1,205,738            -           -
         Deposits for investment in Internet.com
           Limited (Note b)                           500,760      500,760      60,478
         Advance to employees                         182,793       48,458       5,852
         Advance to Jiayin Investment Company
           Limited ("JICL") (Note c)                   56,803       56,803       6,860
         Prepaid expenses                             226,165      203,910      24,627
         Advances to China Chance Technology
           & Electronics Co. Ltd. (Note d)                  -      197,950      23,907
         Deposit on furniture and leasehold
           improvements (Note e)                            -      521,963      63,039
         Deposit for acquisition of J.R. Hi-Tech
           Investment Corporation ("JRHIC"),
           net of valuation allowance of
           Rmb1,500,000 in 2001 (Note f)                    -            -           -
         Others                                       115,246       89,467      10,806
                                                   ----------   ----------  ----------

                                                    3,614,815    1,786,050     215,707
                                                   ==========   ==========  ==========


Notes -

a. The Group has leased certain pages in a weekly computer magazine for a period of 24 months for sub-lease purpose and paid a deposit amounting to Rmb800,000. The Group bears the risk and rewards of leasing these pages in the computer magazine. During 2001, the Group terminated the sub-lease agreement and forfeited the deposit under the terms of the agreement.

b. The Group paid a deposit for an intended investment in Internet.com Limited, a company incorporated in the British Virgin Islands. Internet.com Limited plans to provide all kinds of visual image to its users through the Internet. As of June 30, 2001, the Group believes that Internet.com Limited will move forward with the implementation of their business plan. The Group is still negotiating with Internet.com Limited for the percentage of equity interest to be held by the Group.

c. JICL was a minority shareholder of one of the Group's subsidiaries until February 2000 when it disposed of all its interest in that subsidiary. Thereafter, JICL was not classified as a related party.

Notes-

d. This advance was for future fund raising activities or support to be provided by that company and is collateralized with an asset held in the P.R.C.

e. One of the Group's subsidiaries, SBUJE, entered in to an agreement to buy furniture and equipment and made a deposit on the purchase. Subsequently the subsidiary decided to cease operations and transfer its tenancy rights together with the fixed assets attached to the rented premises for a receivable of Rmb521,963 from a third party.

f. During September of 2000, the Group entered into an agreement to acquire 58.3% of the outstanding shares of JRHIC from its two stockholders. JRHIC's main investment via a holding company, is an ownership of 90% of Shenzhen China Websecurity.com, a Chinese-foreign equity joint venture established in the PRC, which engages in the provision of Internet security services, systems integration and software development services. Based on the terms of the agreement, the consideration was to be Rmb1,500,000 in cash and 510,300 shares of common stock of the Company valued at Rmb10,974,001 or US
     2.60 per share. As of June 30, 2001, the Group had paid Rmb1,500,000 in cash, but had not issued the 510,300 shares of common stock, nor had they received the transfer of shares from the stockholders of JRHIC. The Group is in the process of commencing legal action to terminate the agreement and attempt the recovery of Rmb 1,500,000. Due to the uncertainty of any recovery from the stockholders of JRHIC, the Group has provided a valuation allowance on the full amount of this receivable, and has accounted for it as a bad debt expense.


Note 5 - Investment in an Associated Company

Details of investment in an associated company are:

                                                         2000             2001            2001
                                                          Rmb              Rmb             US$
                                                    --------------   --------------  -------------

         Unlisted shares, at cost                      6,000,000        6,000,000        724,638
         Share of post-acquisition loss               (1,380,429)      (3,657,715)      (441,754)
                                                    -------------    -------------   -------------

         Share of net assets                           4,619,571        2,342,285        282,884
         Impairment of investment in an associated
           company                                             -       (1,189,192)      (143,622)
         Amount due from an associated
           company                                        19,225                -              -
                                                    ------------     ------------    ------------

                                                       4,638,796        1,153,093        139,262
                                                    ============     ============    ============

                                      F-18

During the year ended June 30, 2000, the Group invested in a 40% interest in Shenzhen SinoE-commerce Co. Ltd. (SECL , an equity joint venture established in the PRC to be operated for a period of 20 years until 2020). SECL is engaged in the provision of an internet-based platform for buyers and sellers of industrial products. As of June 30, 2001, SECL had not launched the platform.

Under the joint venture agreement for the establishment of SECL, the Group had an option to contribute to SECL additional capital of Rmb14,000,000 before July 15, 2000 in return for additional interests in SECL. The Group did not exercise the option and no additional capital contribution was made.

As of June 30, 2001, the parties to the joint venture commenced procedures for the orderly dissolution and liquidation of SECL. In June of 2001, the Group received Rmb1,000,000 as a deposit on their share of the liquidation proceeds. As of June 30, 2001, the Group wrote down their investment in SECL by Rmb1,189,192 to the total estimated amount they expect to receive upon final liquidation.


Note 6 - Plant and Equipment, Net

Plant and equipment consisted of:

                                              2000             2001            2001
                                               Rmb              Rmb             US$
                                           ------------   --------------  -------------

         Building                           2,790,204        2,790,204        336,982
         Computer equipment                 1,791,932        1,598,687        193,078
         Furniture and office equipment       294,452          716,220         86,500
         Leasehold improvements               135,777        1,486,136        179,484
         Motor vehicles                       942,625          942,625        113,844
                                           ----------   --------------  -------------

         Cost                               5,954,990        7,533,872        909,888
         Less:  Accumulated depreciation     (639,820)      (2,053,706)      (248,032)
                                           ----------   --------------- --------------

         Plant and equipment, net           5,315,170        5,480,166        661,856
                                           ==========   =============== ==============

During the year ended June 30, 2000, the Group has acquired a building in the PRC by (i) issuance of 77,200 shares of common stock of the Company, valued at approximately Rmb2,637,000 (see Note 12), and (ii) cash consideration of approximately Rmb153,000. The building is situated in Shenzhen, the PRC.

Note 7 - Phone Payment System

Capitalized product development costs consist of the following:


                                       2000           2001            2001
                                        Rmb            Rmb             US$
                                     -----------   ------------  -------------

         Balance, beginning of year            -      7,976,196        963,306
         Costs capitalized             8,426,196              -              -
         Costs amortized                (450,000)    (1,241,490)      (149,936)
         Costs abandoned                       -     (6,734,706)      (813,370)
                                     -----------   ------------  -------------

         Balance, end of year          7,976,196              -              -
                                     ===========   ============  =============

In January 2000, the Group acquired a phone payment system by (i) issuance of 75,512 shares of common stock of the Company, valued at approximately
Rmb3,126,000 (see Note 12), and (ii) cash consideration of Rmb2,300,000. In addition, the Group incurred approximately Rmb3,000,000 for the upgrade of the phone payment system. During 2001, due to a lack of demand in the marketplace for the system and the continued cost to develop and market, the Group abandoned the phone system and recorded a loss of Rmb7,059,147. In addition, the Group ceased operations in SBUJE, whose primary activity was the development and marketing of the phone system.

Note 8 - Intangible Assets

Intangible assets consisted of:

                                               2000          2001         2001
                                                Rmb           Rmb          US$
                                             -----------   -----------  ----------

         System integration contracts and a
           customer list                       2,400,000     1,199,996     144,927
         Less:  Accumulated amortization      (1,200,004)   (1,199,996)   (144,927)
                                             -----------   ------------ -----------

         Intangible assets, net                1,199,996             -           -
                                             ===========   ============ ===========


In June 1999, the Group entered into an agreement with an independent third party to acquire certain system integration contracts and a customer list, to be satisfied by 69,700 shares of common stock of the Company valued at Rmb2,400,000. These shares were issued in December 1999.

Note 9 - Deferred Compensation Costs, Net

Deferred compensation costs consisted of:

                                                     2000        2001         2001
                                                      Rmb        Rmb          US$
                                                  ----------  -----------  ----------

         Costs                                    4,970,401    4,970,401    600,290
         Less:  Adjustment to costs attributable
           to change of stock options plan
           (Note 13)                             (1,358,433)  (1,358,433)  (164,062)
         Less:  Accumulated amortization         (1,867,090)  (3,611,968)  (436,228)
                                                ------------  ------------ ----------

         Deferred compensation costs, net         1,744,878            -          -
                                                ============  ============ ==========

Deferred compensation costs are associated with stock-based compensation described in Note 13, and are determined using the intrinsic value method prescribed by APB No. 25 and are amortized over the term of employment. The deferred compensation costs represent the difference between the fair market value of the common stock on the date of grants and the exercise price of the grants to the employee. The costs are amortized over the vesting terms and recorded as compensation expense.

Note 10 - Accruals and Other Payables

Accruals and other payables consisted of:

                                                    2000         2001        2001
                                                    Rmb          Rmb         US$
                                                 ----------   ----------  ---------

         Accrued Operating Expenses
              Wages and bonus                       438,953      831,189    100,385
              Rental deposit received                     -       46,350      5,598
              Legal and professional fees           888,998      382,453     46,190
              Marketing expenses                    297,691      386,007     46,619
         Payable for Common Stock Issuance Costs    697,482      151,830     18,337
         Others                                     119,112       71,132      8,591
                                                 ----------   ----------  ---------

                                                  2,442,236    1,868,961    225,720
                                                 ==========   ==========  =========

Note 11 - Income Taxes

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

The Company is subject to the United States federal tax at a rate of 35%. IL was incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, is exempted from payment of the British Virgin Islands income taxes. The subsidiaries (IITSL, CECITL, SBUJE and IFACL) and associated company (SECL) established in the PRC are subject to PRC enterprise income taxes at a rate of 15%. IHKL is subject to Hong Kong profits tax at a rate of 16%. As of June 30, 2001, all group companies were in a tax loss position.

The reconciliation of the United States federal income tax rate to the effective income tax rate based on loss before income taxes stated in the consolidated statements of operations is as follows:


                                                       2000         2001          2001
                                                        Rmb          Rmb          US$
                                                     ----------   -----------  ----------

         United States federal income tax rate           35%          35%          35%
         Effect of different tax rates in foreign
           jurisdictions                                 (8)%         (8)%         (8)%
         Valuation allowance for deferred tax assets    (27)%        (27)%        (27)%
                                                     --------     -----------  ----------
                                                          -            -            -
                                                     ========     ===========  ==========
Deferred taxation consisted of:

                                                       2000           2001        2001
                                                        Rmb           Rmb          US$
                                                     ----------   -----------  -----------
         Temporary difference arising from
               Net operating loss carryforwards      1,002,794     2,690,196     324,903
               Provision for doubtful accounts          63,600             -           -
                                                    -----------   -----------  -----------

         Deferred tax assets, gross                  1,066,394     2,690,196     324,903
         Valuation allowance                        (1,066,394)   (2,690,196)   (324,903)
                                                    -----------  ------------  -----------

         Deferred taxes, net                                 -              -           -
                                                    ===========  ============  ===========

The change in valuation allowance from June 30, 2000 to June 30, 2001 is primarily related to the tax effects of the increase in the net operating loss in the current year. The Company has net operating loss carryforwards totaling approximately Rmb17,929,000, which begin to expire in the year 2004, primarily relating to their operations in the PRC.

A valuation allowance has been established for the full amount of the deferred tax benefit related to those loss carryforwards and other deferred tax assets as management believes that it is more likely than not that the benefit will not be realized.

Note 12 - Share Capital

On June 8, 1999, the Company reserved to issue 69,700 shares of common stock, par value US$0.001 each, valued at Rmb2,400,000, in connection with its acquisition of system integration contracts and a customer list (see Note 8). Such shares were issued in December 1999.

In September 1999, the Company reserved to issue 800,000 shares of common stock, par value US$0.001 each, for cash at US$1.25 per share, amounting to approximately Rmb8,280,000 (equivalent of US$1,000,000), of which approximately Rmb621,000 was yet to be received as of June 30, 2000. These shares were issued in January 2001. In 2001, Rmb331,200 of issuance costs initially recorded as subscription receivable were appropriately reclassified to additional paid-in capital.

On January 26, 2000, the Company issued 75,712 shares of common stock, par value US$0.001 each, valued at approximately Rmb3,126,000, as part of the consideration for the acquisition of a phone payment system of the Group (see
Note 7).

On January 26, 2000, the Company issued 41,110 shares of common stock, par value US$0.001 each, valued at approximately Rmb1,702,000, to certain employees as rewards for their contribution to the Group. The cost for these shares has been recorded as part of employee compensation.

In January and February 2000, the Company issued an aggregate of 953,334 shares of common stock, par value US$0.001 each, for cash at US$3.00 to US$3.23 per share. The net proceeds amounted to approximately Rmb23,615,000 (equivalent of US$2,852,000).

On March 22, 2000, the Company issued 77,200 shares of common stock, par value US$0.001 each valued at approximately Rmb2,637,000, as part of the consideration for the acquisition of a building in the PRC (see Note 6).

In August 2000, the Company issued 15,000 shares of common stock to the vice president in charge of business development, par value US$0.001 each in lieu of employee salary, at US$4.37 per share.

In February 2001, the Company issued 1,152,000 shares of common stock, par value US$0.001 each, for cash at US$0.3125 per share. The net proceeds amounted to approximately Rmb2,800,000 (equivalent of US$335,000). In connection with the issuance, the Company paid a commission of Rmb 238,464 to Sanway Consulting Limited, a company owned by Mr. Yang Wang Jian, a director of the Company.

In October 2000, the Company issued 150,000 shares of common stock, par value US$0.001 each for marketing services performed by an unrelated third party, at US$3.02 per share.

Note 13 - Stock-Based Compensation

In November 1999, the Company entered into a two-year employment contract with the vice president in charge of business development. Pursuant to the contract, the Company granted to the employee stock options to purchase (i) 250,000 shares of common stock of the Company at US$3.50 per share, exercisable from November 2000 to November 2006, (ii) 250,000 shares of common stock of the Company at US$4.00 per share, exercisable from November 2001 to November 2006. In addition, the employee is also entitled to receive 15,000 shares of common stock of the Company after each six months of employment.

In May 2000, the Company entered into a new one-and-a-half-year employment contract with this employee to replace the previous one. Pursuant to the new contract, the Company granted to the employee options to purchase (i) 125,000 shares of common stock of the Company at US$3.00 per share exercisable from November 2000 to May 2010 and (ii) 250,000 shares of common stock of the Company at US$4.00 per share exercisable from November 2001 to May 2010. Under the new contract, the employee is not entitled to receive any additional shares of common stock of the Company during the remaining term of the employment contract.

Changes in outstanding options under the employee stock options for the years ended June 30, are presented below:


                                         2000                        2001
                               -------------------------  ----------------------------------
                                              Weighted-
                                                Average
                                               Exercise                   Weighted-Average
                                Options          Price     Options        Exercise Price
                               ----------   ------------  ---------  -----------------------
                                                Rmb                      Rmb            US$


Outstanding, beginning of year          -           -      375,000      30.39          3.67

Granted                           375,000       30.39            -          -             -
                               ----------    ---------    --------    --------       -------

Outstanding, end of year          375,000       30.39      375,000      30.39          3.67
                               ==========    =========    ========    ========       =======
Exercisable, end of year                -           -      125,000      24.84          3.00
                               ==========    =========    ========    ========       =======


As of June 30,  2000,  all the  options  outstanding  were in the price range of
US$3.00  to  US$4.00   with  a   weighted-average   unexpired   option  life  of
approximately 8.3 years.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB No. 25. Had compensation expense for the options been accounted for based on fair value on the grant date in accordance with SFAS No. 123, the Company pro forma net loss and loss per common share would have been as follows:

                                             2000          2001          2001
                                              Rmb           Rmb           US$
                                        ------------  ------------  ------------

         Proforma net loss             (18,548,921)   (41,043,347)   (4,956,926)
                                        ===========   ============  ============
         Proforma net loss per common
           share - basic                     (1.80)         (3.45)         (.42)
                                        ===========   ============  ============
The pro forma effects of applying SFAS No. 123 may not be representative of actual results had the Company accounted for stock option awards using the fair-value-based method. The weighted-average fair value of the options granted during the year ended June 30, 2000 is estimated, using the Black-Scholes option-pricing model, to be US$4.63 to US$4.69. The fair value is estimated on the date of grant using the following assumptions:

                                                                    2000
                                                                  --------
         Risk-free interest rate                                    5.87%
         Expected dividend yield                                       -
         Expected option life (years)                                8-9
         Expected stock price volatility                          1.3756

Note 14 - Operating Lease Commitments

The Group has operating lease agreements for office premises and staff quarters, which extend through 2003. Rental expenses for the years ended June 30, 2000 and 2001 were approximately Rmb417,000 and Rmb853,000, respectively. Future minimum rental payments as of June 30, 2001, under agreements classified as operating leases with non-cancelable terms, are as follows:

                                                        2001           2001
                                                         Rmb            US$
                                                     ------------   ------------

         Payable during the following period
               For the year ending June 30, 2002       989,297        119,480
               For the year ending June 30, 2003     1,031,299        124,553
                                                     ----------     ------------

               Total                                 2,020,596        244,033
                                                     ==========     ============

Note 15 - Retirement Plan and Post-Employment Benefits

The Group has no retirement plan or post-employment benefits for its employees.


Note 16 - Other Related Party Transactions

Name and relationship of additional related parties:


                     Name of Related Parties              Existing Relationship with the Group
    -------------------------------------------------    --------------------------------------

    Chuangshengxin Corporate Conventions (Shenzhen)      Subsidiary of a company with common
    Company Limited                                       director

    Corporate Conventions International Limited          Subsidiary of a company with common director

    Dunwell Computer (H.K.) Limited ("DCL")              During September of 1999, the Group entered
                                                         into an agreement to acquire 70% of DCL, whose
                                                         principal business activity is web hosting,
                                                         for Rmb2,996,000.  Based on the agreement, the
                                                         consideration was to be the issuance of 51,282
                                                         shares of common stock of the Company, valued
                                                         at Rmb 1,498,000 or US 3.53 per share, and the
                                                         remainder in cash of Rmb1,498,000.  DCL is a
                                                         company substantially owned by Mr. Chan Sai
                                                         Tak, brother of Mr. Chan Sai Keung, an outside
                                                         Director of the Company and 7% stockholder of
                                                         DCL.  During 2000, the Group paid the
                                                         Rmb1,498,000 and advanced an additional
                                                         Rmb321,000 to DCL.  In 2001, the Group
                                                         advanced an additional Rmb535,000 to DCL,
                                                         bringing the total amount paid and advanced to
                                                         Rmb2,354,000.  As of October 22, 2001, the
                                                         Company had not issued the 51,282 shares of
                                                         common stock, nor had they received the
                                                         transfer of shares from the stockholders of
                                                         DCL.  The Group is currently in discussions
                                                         with legal counsel to ascertain their rights
                                                         to terminate the agreement for cause and
                                                         attempt to recover the Rmb2,354,000.    Due to
                                                         DCL's current inability to repay, the Group
                                                         has provided a valuation allowance on the full
                                                         amount of this receivable, and has accounted
                                                         for it as compensation.



                                                   2000          2001          2001
                                                   Rmb           Rmb           US$
                                               ------------   -----------  -----------

         Due from related companies
               Corporate Conventions
                 International Limited             72,345        72,345        8,738
               Dunwell Computer (H.K.) Limited  1,823,280             -            -
                                               ------------   -----------  -----------

                                                1,895,625        72,345        8,738
                                               ============   ===========  ===========
         Due from a director
               Mr. Andy Lin                       284,265             -            -
                                               ============   ===========  ===========
         Due to directors
               Mr. Jun Liang                      208,197     1,029,536      124,340
               Mr. Andy Lin                             -       926,144      111,853
                                               ------------   -----------  -----------

                                                  208,197     1,955,680      236,193
                                               ============   ===========  ===========

The outstanding balances with related companies and directors were unsecured, non-interest bearing and without pre-determined repayment terms.

Summary of related party transactions is as follows:

                                                        2000      2001     2001
                                                         Rmb       Rmb     US$
                                                      ---------  ------  -------

         Management fees paid to
           Chuangshenxin Corporate Conventions
           (Shenzhen) Company Limited                   75,950      -         -

         Office rentals and utilities fees charged
           to Chuangshengxin Corporate
           Conventions (Shenzhen) Company
           Limited                                     102,000    311        38

         See other related party disclosures in Note 12.


Note 17 - Segment Information

a.       Net sales

                                                        2000             2001            2001
                                                         Rmb              Rmb             US$
                                                   --------------   --------------  -------------

         Business portal and e-commerce solutions    11,277,935       7,376,169       890,842

         Software development and consulting
           services                                     983,580               -             -

         Placement of advertisements                    726,795         772,833        93,337
                                                   --------------   --------------  -------------

                                                     12,988,310        8,149,002        984,179
                                                   ==============   ==============  =============

                                                        2000             2001            2001
                                                         Rmb              Rmb             US$
                                                   --------------   --------------  -------------

         The PRC                                     12,004,730        8,062,895        973,780

         Hong Kong                                      983,580           86,107         10,399
                                                   --------------   --------------  -------------

                                                     12,988,310        8,149,002        984,179
                                                   ==============   ==============  =============


b.    Loss before income taxes:

Loss before income taxes is analyzed as:

                                                        2000           2001            2001
                                                         Rmb            Rmb            US$
                                                    ----------       ---------      ----------

       Business portal and e-commerce solutions    (12,957,204)     (24,411,390)    (2,948,235)

       Software development and consulting
           services                                   (812,619)               -              -

       Placement of advertisements                    (329,183)         (74,758)        (9,029)

       Loss of investment holding companies,
         including nonallocated corporate
         expenses                                     (559,896)      (9,924,911)    (1,198,661)
                                                  ------------       ------------  ------------

                                                   (14,658,902)     (34,411,059)    (4,155,925)
                                                  ============       ============  ============

c.    Assets

Substantially all of the Group's identifiable assets are located in the PRC.

d.    Major customers

Details of individual customers accounting for 5% or more of the Group's sales are as follows:


                                                        2000       2001
                                                       -------   --------

         Youlidian (Shenzhen) Company Limited           10%         5%
         Duracel (China) Company Limited                 5%          -
         Good Prominent Technology Company
           Limited                                       8%          -
         Nantai Electronics Company Ltd.                 -          6%

e.    Major suppliers

Details of individual suppliers accounting for 5% or more of the Group's purchases are as follows:

                                                         2000         2001
                                                      ----------   ----------

         Yitong Electronic Products Company
           Limited                                       23%           5%
         China Unicom (Guangzhou) Company
           Limited                                        6%            -
         Chuangxingsiwei Computer Technology
           Company Limited                                5%           5%
         Megaway Development Limited                     12%            -
         China Auto E. Commerce Co. Ltd.                  -            7%

Note 18 - Operating Risk

a.    Country risk

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

b.    Industry risk

The Company operates in business segments which are characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. Any failure by the Company to anticipate or to respond adequately to technological changes in its industry segments, changes in customer requirements or changes in regulatory requirements or industry standards, could have a material adverse affect on the Company's business and operating results.

c.    Concentration of credit

Concentration of accounts receivable as of June 30, 2000 and 2001 is as follows:

                                                             2000        2001
                                                           ---------   ---------

         Five largest accounts receivable                     41%         60%

The Group performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in the aggregate have not exceeded management's projections.

Note 19 - Supplemental Disclosure of Cash Flow Information

Cash paid for interest and income taxes:

                                     2000             2001            2001
                                      Rmb              Rmb             US$
                                 -------------   --------------  -------------

         Interest                       -                -               -
         Income taxes                   -                -               -