Form 10QSB
period 2001-09-30
INTERMOST CORP
filed 2001-11-14
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

     27th Floor, 600 Renmin Rd (South), Tower C, TianAn International Plaza
                             Shenzhen, China 518005
     -----------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 86 755 220 1941
                            -------------------------
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of November 1, 2001, 13,120,481 shares of Common Stock of the issuer were outstanding.

                              INTERMOST CORPORATION

                                      INDEX


                                                                   Page
                                                                   Number
                                                                 -----------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -- September
            30, 2001 and June 30, 2001.................................   3

         Consolidated Condensed Statements of Operations --
            For the three months ended September 30, 2001 and 2000.....   4

         Consolidated Condensed Statements of Cash Flows --
            For the three months ended September 30, 2001 and 2000.....   5

         Notes to Consolidated Condensed Financial Statements..........   6

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................   7

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.....................  10

SIGNATURES        .....................................................  11

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     INTERMOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS


                                                            June 30, 2001           September 30, 2001
                                                           ----------------      ------------------------
                                                                 RMB              RMB                US$

Current assets:
     Cash and cash equivalents                                4,126,138        2,041,025           246,501
     Accounts receivable, net                                   459,279          360,549            43,545
     Costs and estimated earnings in excess of
      billings on uncompleted contract                          353,210          427,885            51,677
     Deposits, prepayments and other receivables              1,786,050        2,128,198           257,029
     Inventories                                                 15,818           15,817             1,910
     Due from related companies                                  72,345           72,345             8,737
                                                            -----------     ------------      ------------

         Total current assets                                 6,812,840        5,045,819           609,399
                                                             ----------       ----------        ----------

Investment in an associated company                           1,153,093        1,153,093           139,262
Fixed Assets                                                  5,480,166        4,319,759           521,710
                                                             ----------       ----------        ----------

         Total assets                                        13,446,099       10,518,671         1,270,371
                                                             ==========       ==========        ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accruals and other payables                              1,868,961        1,611,006           194,566
     Deposits on liquidation of investment
       in associated company                                  1,000,000        1,072,200           129,493
     Deferred revenue                                           412,103          395,359            47,749
     Deferred rent                                              362,638                -                 -
     Deposits from customers                                     61,400                -                 -
     Business tax payable                                        88,744           14,116             1,705
     Due to directors                                         1,955,680        1,952,283           235,783
                                                             ----------       ----------        ----------

         Total current liabilities                            5,749,526        5,044,964           609,296
                                                             ----------       ----------        ----------

Minority interest                                                87,630           83,733            10,113

Shareholders' equity:
     Shares capital                                             108,679          108,679            13,125
     Additional paid in capital                              58,955,419       58,955,419         7,120,219
     Accumulated deficit                                   (51,424,259)     (53,642,967)       (6,478,619)
     Cumulative translation adjustments                        (30,896)         (31,157)           (3,763)
                                                        ---------------   --------------    --------------

         Total shareholders' equity                           7,608,943        5,389,974           650,962
                                                          -------------     ------------      ------------

         Total liabilities and shareholders'
           equity                                            13,446,099       10,518,671         1,270,371
                                                             ==========       ==========       ===========


         The accompanying notes are an integral part of these condensed financial statements

                     INTERMOST CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                       Three Months Ended September 30,
                                                   ---------------------------------------
                                                    2000                      2001
                                                   -------         -----------------------
                                                    RMB             RMB                US$


Net sales                                        2,432,360        2,476,973           299,151
Cost of services                                 2,565,035        1,871,786           226,061
                                                ----------       ----------         ---------

Gross Profit                                     (132,675)          605,187            73,090

Selling, general and administrative
   expenses                                      3,773,416        2,441,570           294,876
                                                ----------       ----------         ---------

Loss from operations                           (3,906,091)      (1,836,383)         (221,786)

Loss on disposal of fixed assets                         -          817,496            98,731
Share of loss of an associated company           1,506,819                -                 -
Other loss (income), net                          (46,433)        (431,274)          (52,086)
                                              ------------     ------------      ------------

Loss before minority interest                  (5,366,477)      (2,222,605)         (268,431)

Minority interest                                  824,713            3,897               471
                                              ------------     ------------      ------------

Net loss                                       (4,541,764)      (2,218,708)         (267,960)
                                               ===========      ===========        ==========

Net loss
  per common share - Basic and diluted              (0.38)           (0.17)            (0.02)
                                              ============     ============     =============

Weighted average number of
   shares outstanding                           11,840,968       13,120,481        13,120,481
                                                ==========       ==========        ==========



         The accompanying notes are an integral part of these condensed financial statements

                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                 Three Months Ended September 30,
                                                          -----------------------------------------
                                                            2000                    2001
                                                          -------       ---------------------------
                                                          RMB              RMB               US$


Cash flows from operating activities:

Net loss                                               (4,541,764)     (2,218,708)          (267,960)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Loss on disposal of fixed assets                            -         817,496             98,731
     Amortization                                          300,001               -                  -
     Depreciation                                          967,517         342,908             41,414
     Cumulative translation adjustment                           -           (258)               (31)
     Investment loss                                     1,506,819               -                  -
     Minority interest                                   (824,713)         (3,897)              (471)
     Compensation expense                                  444,727               -                  -
(Increase) decrease in operating assets -
     Inventory                                              38,537               1                  -
     Accounts receivable, net                              727,410          98,730             11,924
       Cost and estimated earnings in Excess of
           billings on uncompleted contract                      -        (74,675)            (9,019)
     Deposits, prepayments and
     other receivables                                   (215,154)       (342,148)           (41,322)
     Due from related companies                              2,020               -                  -
     Due from directors                                  (284,265)               -                  -
Increase (decrease) in operating liabilities -
     Accruals, Accounts payable and
     Other payables                                    (1,480,269)       (257,955)           (31,154)
       Deposit on liquidation                                    -          72,200              8,720
        Deferred revenue                                         -        (16,744)            (2,022)
        Deferred rent                                            -       (362,638)           (43,797)
     Deposits from customers                               364,509        (61,400)            (7,415)
     Business tax payable                                   23,388        (74,628)            (9,013)
     Due to directors                                    (135,484)         (3,397)              (410)
                                                         ---------    ------------         ----------

     Net cash used in operating activities             (3,106,721)     (2,085,113)          (251,825)
                                                       -----------    ------------         ----------

Cash flows from investing activities:

Purchase of plant and equipment                          (785,238)               -                  -
                                                         ----------   ------------         ----------

     Net cash used in investing activities               (785,238)               -                  -
                                                         ----------   ------------         ----------

Net decrease in cash and cash equivalents              (3,891,959)     (2,085,113)          (251,825)

Cash and cash equivalents, beginning of period          13,556,982       4,126,138            498,326
                                                        ----------     -----------         ----------

Cash and cash equivalents, end of period                 9,665,023       2,041,025            246,501
                                                         =========      ==========         ==========


         The accompanying notes are an integral part of these condensed financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. These financial statements have not been audited by independent accountants. The June 30, 2001 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 2002.

2.   CURRENCY PRESENTATION AND FOREIGN CURRENCY TRANSLATION

     Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on September 30, 2001 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

3.   ABANDONMENT OF LEASEHOLD

     During the quarter ended September 30, 2001, as part of an ongoing cost control program, the Company relocated its offices and terminated the lease on its prior offices. In conjunction with the termination of the prior office lease, the Company recorded a loss on disposal of fixed assets relating to the abandonment of leasehold improvements in the amount of $98,731. The Company also recorded other income of approximately $51,000 as a result of the reversal of deferred rent and other adjustments arising from termination of the lease.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Company's financial statements and notes therewith included in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to the Company's Form 10-KSB.

Material Changes in Results of Operations for the Three Months Ended September 30, 2001 as Compared to the Three Months Ended September 30, 2000.

     Net Sales. Net sales during the quarter ended September 30, 2001 were derived principally from e-commerce solutions, initial sales of our imSCM and imPARTNER software, conference services and web advertisement while net sales during the 2000 quarter were derived principally from e-commerce solutions and web advertisement.

     The following table reflects the total net sales and percentage of net sales by major category for the periods indicated:

                               Total Net Sales                     Percent of Total Net Sales
                         ---------------------------------      --------------------------------
                         Three Months Ended September 30,       Three Months Ended September 30,
                         ---------------------------------      --------------------------------
                               2000             2001                 2000             2001
                               ----             ----                 ----             ----
                                US$              US$

E-commerce solutions         279,731           70,215                95.2%            23.5%
imSCM and imPARTNER                -           12,263                n.a.%             4.1%
System sales integration           -            8,505                n.a.%             2.8%
Conference service                 -          132,995                n.a.%            44.5%
Web advertisement             14,032           75,173                 4.8%            25.1%
                             -------          -------               ------           ------
     Total                   293,763          299,151               100.0%           100.0%
                             =======          =======               ======           ======

     Total net sales increased 1.7% to $299,000 during the quarter ended September 30, 2001 compared to $294,000 during the same quarter in 2000. E-commerce solutions revenues decreased 75% to $70,000 in the 2001 quarter as compared to $280,000 in the 2000 quarter. Web advertisement revenues increased 435.7% to $75,000 in the 2001 quarter as compared to $14,000 for the 2000 quarter. Sales of the Company's proprietary CRM and imPARTNER software commenced during the quarter and totaled $12,000. Conference service revenues, derived from a CRM educational seminar sponsored by the Company, totaled $133,000.

     The  change  in total  net  sales  and the  character  of those  sales  was primarily attributable to the transition of the Company's business associated with an adjustment to the Company's business plan commencing in June 2000. The markets within which we operate were adversely impacted during the 2001 period by a sharp decline in worldwide investment in Internet initiatives and weak economic conditions and slowing economic growth in China and globally, particularly following the terrorist attacks of September 11 in the United States. Our imSCM and imPARTNER software products were introduced at the end of the last quarter. Initial sales of our software products have been adversely affected by economic weakness globally, particularly in the Internet sector, which we believe has slowed the development process of the Chinese Internet market. We continue to believe that the Chinese Internet market will continue to develop, outpacing the growth of other more mature Internet markets, and that our presence in the market and local development of our software products will allow us to capitalize on opportunities to sell our software products in China.

     The  increase  in  web  advertisement   revenues  during  the  quarter  was
attributable to a single customer order. Web advertisement revenues and conference service revenues are not considered to be core revenues under the Company's revised business plan. The increases in revenues from those sources during the quarter is considered to be non-recurring.

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

     The following table reflects the principal components of cost of services and percentage of net sales represented by each component for the periods indicated:

                                            Total Cost of Services                Percent of Total Net Sales
                                       -----------------------------------   ------------------------------------
                                       Three Months Ended September 30,        Three Months Ended September 30,
                                             2000              2001             2000                2001
                                              US$               US$


Engineering/technician salaries            92,784            21,340             31.5%               7.2%
Subcontract fees                                -           163,107              n.a.%             54.5%
Cost of system sales and integration      134,841            11,019             45.9%               3.7%
Depreciation                                2,199             3,914              0.8%               1.3%
Other                                      79,963            26,681             27.2%               8.9%
                                         --------          --------           -------             ------

     Total                                309,787           226,061             105.4%             75.6%
                                          =======           =======            =======             =====


     Costs of services decreased 27%, to $226,000, or 75.6% of net sales, in the 2001 quarter from $310,000, or 105.4% of net sales in the 2000 quarter.

     The principal components of cost of services during the three months ended September, 2001 were engineer/technician salaries; subcontract fees; cost of hardware; other costs associated with support on the engineering/technician staff; and depreciation of equipment utilized in connection with services.

     The decrease in costs of services, in total and as a percentage of sales, was principally attributable to cost containment measures taken by the Company during the 2001 period, including a decrease in engineering/technician headcount from 60 at September 30, 2000 to 12 at September 30, 2001 which was partially offset by fees paid to subcontractors to perform services previously performed internally.

     Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") consists principally of (1) sales commissions,
(2) advertising, (3) other marketing expense, (4) rental expense, (5) salary for administrative and sales staff, (6) corporate overhead and (7) research and development costs.

     The  following  table  reflects  the  principal   components  of  SG&A  and
percentage of net sales represented by each component for the periods indicated:

                                                  Total SG&A                   Percent of Total Net Sales
                                       -------------------------------       -------------------------------
                                      Three Months Ended September 30,       Three Months Ended September 30,
                                        2000             2001               2000            2001
                                        US$              US$

Sales and marketing salaries and
  commissions                         64,148            29,082              21.9%              9.8%
Advertising and other sales and
  marketing expenses                  44,458            53,212              15.1%             17.8%
Rentals                               13,051            35,719               4.4%             11.9%
Administrative salaries              105,560            42,281              36.0%             14.1%
Corporate overhead                   192,278           104,348              65.4%             34.9%
Research and development                   -            30,234              n.a.%             10.1%
Amortization of intangibles           36,232                 -              12.3%             n.a.%
                                   ---------    --------------           --------        ----------

     Total                           455,727           294,876             155.1%             98.6%
                                   =========         =========            =======           =======

     For the three months ended September 30, 2001, SG&A decreased 35.3%, to $295,000, or 98.6% of net sales, from $456,000, or 155.1% of net sales for the three months ended September 30, 2000.

     The decrease in SG&A has been principally attributable to cost containment efforts undertaken during the 2001 quarter, including relocation of the Company's offices to a less expensive office and a reduction in marketing, corporate and support headcount from 60 at September 30, 2000 to 20 at September 30, 2001. Additionally, certain intangibles were fully amortized during fiscal 2001 resulting in no amortization expense for the current quarter.

     Loss on Disposal of Fixed Assets. Loss on disposal of fixed assets in the amount of $99,000 during the 2001 quarter. The loss related to the abandonment of leasehold improvements in conjunction with the relocation of the Company's offices.

     Share of Loss of an Associated Company. Share of loss in an associated company totaled $182,000 during the 2000 quarter and nil during the 2001 quarter. Share of loss in an associated company reflected the Company's allocable share of the loss of the Sino-E venture which was terminated during fiscal 2001.

     Other Expense (Income), Net. Other income, net, totaled $52,000 during the 2001 quarter as compared to other income of $6,000 during the 2000 quarter. Other income during the 2001 quarter consisted primarily of the reversal of the remaining deferred rent upon early termination of the Company's former office lease in the amount of $51,000 and interest income of $1,000. Other income during the 2000 quarter consisted primarily of interest income.

     Minority Interest. Minority interest of $500 was reported during the current period as compared to $100,000 of minority interest during the 2000 period. Minority interest reflects the proportionate interest in the losses not attributable to the Company of Intermost Focus Advertising during the 2001 quarter and Jiayin Joint Venture during the 2000 quarter.

Material Changes in Financial Condition, Liquidity and Capital Resources.

     At September 30, 2001 we had cash and cash equivalents of $247,000 and working capital of $0 as compared to $498,000 of cash and cash equivalents and $128,000 of working capital at June 30, 2001.

     Operations used $252,000 of cash during the three months ended September 30, 2001. Funds used in operations primarily relate to the losses incurred during the period and increases in deposits and prepayments which were partially offset by reductions in receivables.

     The Company had no investing or financing activities during the three months ended September 30, 2001.

     The Company had no long term debt at September 30, 2001.

     As a result of continuing losses and weakness in the global economy and the Internet sector, we have implemented various cost cutting measures to reduce our overhead in response to slowing growth in our revenues and operating margins. We are also evaluating various opportunities to accelerate our path to, and attain, profitability. We are presently involved in discussions with various financing sources with respect to providing equity financing to support our operations and pursue strategic opportunities.

Certain Factors Affecting Future Operating Results

     Our operating results have been, and will continue to be, affected by a wide variety of factors that could have material adverse effect on revenues and profitability during any particular period, including the level and rate of acceptance of our products and services by the Chinese people, continued growth in use of the Internet in China, entry of new competition (including established companies from outside China and companies with substantially greater resources), fluctuations in the level of orders for services delivered in a quarter, rescheduling or cancellation of orders by customers, competitive pressures on selling prices, changes in product, service or customer mix, rapid changes in technology, dependence upon certain key employees, availability and cost of computer technicians, loss of any strategic relationships, our ability to introduce new products and services on a timely basis, new product and service introductions by our competitors, requirements for additional capital to support operations and acquisitions, fluctuations in exchange rates, and general economic conditions, among others. Various factors which effect our future operating results are discussed in our Form 10-KSB.

     Except as noted above, we are not aware of any trends, events or uncertainties which have had, or are reasonably likely to have, a material impact on our operations or our short-term or long-term liquidity.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

     Form 8-K, dated September 17, 2001, filed on September 24, 2001, reporting under Item 4 the dismissal of PriceWaterhouse Coopers as the Company's independent certifying accountants and the appointment of Blackman Kallick Bartelstein LLP as the Company's new independent certifying accoutants.

     Form 8-K/A, dated September 17, 2001, filed on September 27, 2001 amending the report filed on September 24, 2001 relating to the change of the Company's independent certifying accountants and filed a letter from the prior accountants regarding its concurrence with the statements in the report.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INTERMOST CORPORATION


Dated: November 14, 2001             By: /s/ Andy Lin
                                         ---------------------------------------
                                          Andy Lin, President and C.E.O