Form 10QSB
period 2001-12-31
INTERMOST CORP
filed 2002-02-13
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

                                 86 755 220 1941
                             -----------------------
                           (Issuer's telephone number)


               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of January 29, 2002, 13,120,481 shares of Common Stock of the issuer were outstanding.

                              INTERMOST CORPORATION

                                      INDEX


                                                                       Page
                                                                       Number

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -- December
            31, 2001 and June 30, 2001..................................    1

         Consolidated Condensed Statements of Operations --
            For the three months ended December 31, 2001 and 2000.......    2

         Consolidated Condensed Statements of Operations --
            For the six months ended December 31, 2001 and 2000.........    3

         Consolidated Condensed Statements of Cash Flows --
            For the six months ended December 31, 2001 and 2000.........    4

         Notes to Consolidated Condensed Financial Statements...........    5

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................    7

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K......................   10

SIGNATURES..............................................................   11

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     INTERMOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                            June 30, 2001            December 31, 2001
                                                            -------------       ---------------------------
                                                              RMB                  RMB               US$
                                                                                   ---               ---

Current assets:
     Cash and cash equivalents                                4,126,138        1,070,538           129,292
     Accounts receivable, net                                   459,279          484,392            58,501
     Costs and estimated earnings in excess of
      billings on uncompleted contract                          353,210          331,460            40,031
     Deposits, prepayments and other receivables              1,786,050        2,093,481           252,836
     Inventories                                                 15,818                -                 -
     Due from related companies                                  72,345           72,345             8,737
                                                            -----------     ------------      ------------

         Total current assets                                 6,812,840        4,052,216           489,397
                                                             ----------       ----------        ----------

Investment in an associated company                           1,153,093        1,153,093           139,262
Fixed Assets                                                  5,480,166        3,758,083           453,875
                                                             ----------       ----------        ----------

         Total assets                                        13,446,099        8,963,392         1,082,534
                                                             ==========       ==========        ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accruals and other payables                              1,868,961        1,386,552           167,458
     Deposits on liquidation of investment
       in associated company                                  1,000,000        1,075,200           129,855
     Deferred revenue                                           412,103          468,016            56,524
     Deferred rent                                              362,638                -                 -
     Deposits from customers                                     61,400           33,250             4,015
     Business tax payable                                        88,744           44,675             5,396
     Due to directors                                         1,955,680        2,102,453           253,919
                                                             ----------       ----------        ----------

         Total current liabilities                            5,749,526        5,110,146           617,167
                                                             ----------       ----------        ----------

Minority interest                                                87,630           82,854            10,007

Shareholders' equity:
     Shares capital                                             108,679          108,679            13,125
     Additional paid in capital                              58,955,419       58,955,419         7,120,219
     Accumulated deficit                                    (51,424,259)     (55,262,801)       (6,674,251)
     Cumulative translation adjustments                         (30,896)         (30,905)           (3,733)
                                                            -----------      -----------       ------------

         Total shareholders' equity                           7,608,943        3,770,392           455,360
                                                            -----------      -----------       ------------

         Total liabilities and shareholders'
           equity                                            13,446,099        8,963,392         1,082,534
                                                             ==========       ==========       ===========


         The accompanying notes are an integral part of these condensed financial statements

                     INTERMOST CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended December 31,
                                                 2000                   2001
                                               --------        -----------------------
                                                RMB            RMB                US$
                                                ---            ---                ---

Net sales                                      2,199,690       830,029           100,245
Cost of services                               1,623,145       436,605            52,730
                                               ---------     ---------          --------

Gross Profit                                     576,545       393,424            47,515

Selling, general and administrative
   expenses                                    4,995,440     1,783,657           215,417
                                               ---------     ---------           -------

Loss from operations                         (4,418,895)   (1,390,233)         (167,902)

Loss on disposal of fixed assets                       -     (274,430)          (33,144)
Share of loss of an associated company         (475,504)             -                 -
Other (loss) income, net                          96,098        43,950             5,308
                                              ----------   -----------        ----------

Loss before minority interest                (4,798,301)   (1,620,713)         (195,738)

Minority interest                               217,532           879               106
                                            ------------   -----------        -----------

Net loss                                     (4,580,769)   (1,619,834)         (195,632)
                                             ===========   ===========        ==========

Net loss
  per common share - Basic and diluted            (0.39)        (0.12)            (0.01)
                                            ============   ===========        ==========

Weighted average number of
   shares outstanding                         11,771,268    13,120,481        13,120,481
                                             ===========   ===========        ==========


         The accompanying notes are an integral part of these condensed financial statements

                     INTERMOST CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   Six Months Ended December 31,
                                                  2000                 2001
                                                 ------      -----------------------
                                                  RMB        RMB                 US$
                                                  ---        ---                 ---

Net sales                                     4,632,047     3,307,002           399,396
Cost of services                              4,188,181     2,308,391           278,791
                                              ---------     ---------          --------

Gross Profit                                    443,866       998,611           120,605

Selling, general and administrative
   expenses                                   8,768,860     4,225,226           510,293
                                              ---------    ----------         ---------

Loss from operations                        (8,324,994)   (3,226,615)         (389,688)

Loss on disposal of fixed assets                      -   (1,091,926)         (131,875)
Share of loss of an associated company      (1,982,323)             -                 -
Other (loss) income, net                        142,532       475,223            57,394
                                            -----------   -----------        ----------

Loss before minority interest              (10,164,785)   (3,843,318)         (464,169)

Minority interest                               410,729         4,776               577
                                           ------------  ------------        ----------

Net loss                                    (9,754,056)   (3,838,542)         (463,592)
                                           ============   ===========        ==========

Net loss
  per common share - Basic and diluted           (0.86)        (0.29)            (0.04)
                                           ============  ============        ==========

Weighted average number of
   shares outstanding                        11,371,268    13,120,481        13,120,481
                                            ===========    ==========        ==========



         The accompanying notes are an integral part of these condensed financial statements

                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                  Six Months Ended December 31,
                                                                2000                 2001
                                                              --------    --------------------------
                                                                RMB        RMB                 US$

Cash flows from operating activities:
Net loss                                                    (9,754,056)    (3,838,542)       (463,592)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Loss on disposal of fixed assets                           114,123      1,091,926         131,875
     Amortization                                               600,002              -               -
     Depreciation                                             1,661,236        622,717          75,207
     Share of loss of an associated company                   1,982,323              -               -
     Minority interest                                        (410,729)        (4,776)           (577)
     Compensation expense                                       889,454              -               -
(Increase) decrease in operating assets -
     Inventory                                                   38,808         15,818           1,910
     Accounts receivable, net                                   168,283       (25,113)         (3,033)
     Cost and estimated earnings in excess of
           billings on uncompleted contract                           -         21,750           2,627
     Deposits, prepayments and
           other receivables                                    418,413      (307,431)        (37,129)
     Due from related companies                                    (94)              -               -
     Due from an associated company                            (26,498)              -               -
     Due from a director                                        284,265              -               -
Increase (decrease) in operating liabilities -
     Accruals, Accounts payable and
       other payables                                       (1,448,630)      (482,409)        (58,262)
     Deposit on liquidation                                           -         75,200           9,082
     Deferred revenue                                                 -         55,913           6,753
     Deferred rent                                                    -      (362,638)        (43,797)
     Deposits from customers                                    128,970       (28,150)         (3,399)
     Business tax payable                                        81,558       (44,069)         (5,322)
     Due to directors                                         (135,484)        146,773          17,726
                                                           ------------    -----------      ----------

     Net cash used in operating activities                  (5,408,056)    (3,063,031)       (369,931)

Cash flows from investing activities:
Purchase of plant and equipment                             (2,704,470)       (16,500)         (1,993)
Sale of property and equipment                                        -         23,940           2,891
                                                     ------------------     ----------    ------------

     Net cash (used in) provided by investing activities    (2,704,470)          7,440             898
                                                            -----------     ----------   -------------

Cash flows from financing activities:
Cash received from common stock issued                          952,200              -               -
                                                          -------------  -------------  --------------

     Net cash provided by financing activities                  952,200              -               -
                                                          -------------  -------------  --------------

Effect of cumulative translation adjustments                          -            (9)             (1)
Net decrease in cash and cash equivalents                   (7,160,326)    (3,055,600)       (369,034)
Cash and cash equivalents, beginning of period               13,556,982      4,126,138         498,326
                                                             ----------     ----------      ----------

Cash and cash equivalents, end of period                      6,396,656      1,070,538         129,292
                                                            ===========     ==========       =========



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

2.   CURRENCY PRESENTATION AND FOREIGN CURRENCY TRANSLATION

     Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 2001 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

3.   ABANDONMENT OF LEASEHOLD

     During the six month period ended December 31, 2001, as part of an ongoing cost control program, the Company relocated its offices and terminated the lease on its prior offices. In conjunction with the termination of the prior office lease, the Company recorded a loss on disposal of fixed assets relating to the abandonment of leasehold improvements in the amount of $131,875. The Company also recorded other income of approximately $57,000 as a result of the reversal of deferred rent and other adjustments arising from termination of the lease.

4.   CONTINUED OPERATIONS

     The accompanying consolidated condensed financial statements have been prepared assuming the Company will continue operating as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

     The Company's ability to continue as a going concern is dependent upon several factors, including, but not limited to, raising additional capital, increasing revenue, and achieving and maintaining profitable operations. The accompanying consolidated condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     The Company is aggressively working to increase revenues and develop its e-commerce related services, which it believes will ultimately lead to profitable operations and enable the Company to continue operations.

5.   SUBSEQUENT EVENTS - SALE OF STOCK

     In the first quarter of 2002, the Company completed a private placement of shares of its common stock. Pursuant to the private placement, the Company issued 20,000,000 shares of common stock for $400,000, at $0.02 per share.

                     INTERMOST CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    (Cont'd)

6.       NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS No. 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are: (1) goodwill and intangible assets with indefinite lives will no longer be amortized; (2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and (3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. At this time, the Company does not believe that the adoption of either of these statements will have a material effect on its financial position, results of operations, or cash flows.

     In June 2001, the FASB also approved for issuance SFAS No. 143 "Asset Retirement Obligations". SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

     In August 2001, the FASB also approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board
     (APB) Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Company's financial statements and notes therewith included in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to the Company's Form 10-KSB.

Material Changes in Results of Operations for the Six Months Ended December 31, 2001 as Compared to the Six Months Ended December 31, 2000.

     Net Sales. Net sales during the six months ended December 31, 2001 were derived principally from e-commerce solutions, initial sales of our imSCM and imPARTNER software, conference services and web advertisement while net sales during the 2000 period were derived principally from e-commerce solutions and web advertisement.

     The following table reflects the total net sales and percentage of net sales by major category for the periods indicated:

                               Total Net Sales           Percent of Total Net Sales
                        -----------------------------    ---------------------------
                         Six Months Ended December 31,   Six Months Ended December 31,
                        -----------------------------    -----------------------------
                            2000          2001            2000             2001
                             US$           US$

E-commerce solutions      545,394        80,654            97.5%            20.2%
imSCM and imPARTNER             -        58,570            n.a.%            14.6%
System sales integration        -        35,789            n.a.%             9.0%
Conference service              -       132,633            n.a.%            33.2%
Web advertisement          14,032        91,750             2.5%            23.0%
                          -------       -------           ------          -------
     Total                559,426       399,396           100.0%           100.0%
                          =======       =======           ======           ======


     Total net sales decreased 28.6% to $399,000 during the six months ended December 31, 2001 compared to $559,000 during the same period in 2000. E-commerce solutions revenues decreased 85% to $80,000 in the 2001 period as compared to $545,000 in the 2000 period. Web advertisement revenues increased 553.9% to $91,000 in the 2001 period as compared to $14,000 for the 2000 period. Sales of the Company's proprietary CRM and imPARTNER software commenced during the 2001 period and totaled $58,000. Conference service revenues, derived from a CRM educational seminar sponsored by the Company, totaled $132,000.

     The  change  in total  net  sales  and the  character  of those  sales  was primarily attributable to the transition of the Company's business associated with an adjustment to the Company's business plan commencing in June 2000. The markets within which we operate were adversely impacted during the 2001 period by a sharp decline in worldwide investment in Internet initiatives and weak economic conditions and slowing economic growth in China and globally, particularly following the terrorist attacks of September 11 in the United States. Our imSCM and imPARTNER software products were introduced at the end of the June 2001 quarter. Initial sales of our software products have been adversely affected by economic weakness globally, particularly in the Internet sector, which we believe has slowed the development process of the Chinese Internet market. We continue to believe that the Chinese Internet market will continue to develop, outpacing the growth of other more mature Internet markets, and that our presence in the market and local development of our software products will allow us to capitalize on opportunities to sell our software products in China.

         The increase in web advertisement revenues during the period was attributable to a single customer order. Web advertisement revenues and conference service revenues are not considered to be core revenues under the Company's revised business plan. The increases in revenues from those sources during the period is considered to be non-recurring.

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

     The following table reflects the principal components of cost of services and percentage of net sales represented by each component for the periods indicated:

                                      Total Cost of Services        Percent of Total Net Sales
                                -------------------------------    -----------------------------
                                 Six Months Ended December 31,     Six Months Ended December 31,
                                  2000                2001          2000                  2001
                                --------             -------       -------              --------
                                  US$                  US$

Engineering/technician salaries  149,672            31,012            26.8%              7.8%
Subcontract fees                       -           174,665            n.a.%             43.7%
Cost of system sales and
   integration                    58,846            24,598            10.5%              6.2%
Depreciation                      21,250             7,426             3.8%              1.8%
Other                            276,051            41,090            49.3%             10.3%
                                --------           -------           ------            ------

     Total                       505,819           278,791             90.4%            69.8%
                                 =======           =======            ======            =====


     Costs of services decreased 44.9%, to $279,000, or 69.8% of net sales, in the 2001 period from $506,000, or 90.4% of net sales in the 2000 period.

     The principal components of cost of services during the six months ended December, 2001 were engineer/technician salaries; sub contract fees; cost of hardware; other costs associated with support on the engineering/technician staff; and depreciation of equipment utilized in connection with services.

     The decrease in costs of services, in total and as a percentage of sales, was principally attributable to cost containment measures taken by the Company during the 2001 period, including a decrease in engineering/technician headcount from 60 at December 31, 2000 to 12 at December 31, 2001 which was partially offset by fees paid to subcontractors to perform services previously performed internally.

         Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") consists principally of (1) sales commissions,
(2) advertising, (3) other marketing expense, (4) rental expense, (5) salary for administrative and sales staff, (6) corporate overhead and (7) research and development costs.

         The following table reflects the principal components of SG&A and percentage of net sales represented by each component for the periods indicated:

                                            Total SG&A               Percent of Total Net Sales
                                  -------------------------------   ----------------------------
                                   Six Months Ended December 31,    Six Months Ended December 31,
                                  -------------------------------   ----------------------------
                                     2000                2001          2000              2001
                                     ----                ----          ----              ----
                                     US$                  US$

Sales and marketing salaries and
  commissions                        98,121            80,865             17.5%            20.2%
Advertising and other sales and
  marketing expenses                102,535            82,058             18.3%            20.6%
Rentals                              26,558            30,320              4.7%             7.6%
Administrative salaries             209,097            99,523             37.4%            24.9%
Corporate overhead                  496,555           217,527             88.8%            54.5%
Amortization of intangibles         126,175                 -             22.6%            n.a.%
                                 ----------         ----------         ---------       ----------

     Total                        1,059,041           510,293            189.3%           127.8%
                                ===========         ==========         =========       ==========


     For the six months ended December 31, 2001, SG&A decreased 51.8%, to $510,000, or 127.8% of net sales, from $1,059,000, or 189.3% of net sales for the six months ended December 31, 2000.

     The decrease in SG&A has been principally attributable to cost containment efforts undertaken during the 2001 period, including relocation of the Company's offices to a less expensive office and a reduction in marketing, corporate and support headcount from 60 at December 31, 2000 to 20 at December 31, 2001. Additionally, certain intangibles were fully amortized during fiscal 2001 resulting in no amortization expense for the current period.

     Loss on Disposal of Fixed Assets. Loss on disposal of fixed assets totaled $132,000 during the 2001 period. The loss related to the abandonment of leasehold improvements and equipment in conjunction with the relocation of the Company's offices.

     Share of Loss of an Associated Company. Share of loss in an associated company totaled $239,000 during the 2000 period and nil during the 2001 period. Share of loss in an associated company reflected the Company's allocable share of the loss of the Sino-E venture which was terminated during fiscal 2001.

     Other Expense (Income), Net. Other income, net, totaled $57,000 during the 2001 period as compared to other income of $17,000 during the 2000 period. Other income during the 2001 period consisted primarily of the reversal of the remaining deferred rent upon early termination of the Company's former office lease in the amount of $43,000, tax refund of $6,300, interest income of $1,300 and others $6,400. Other income during the 2000 period consisted primarily of interest income.

     Minority Interest. Minority interest of $500 was reported during the current period as compared to $49,000 of minority interest during the 2000 period. Minority interest reflects the proportionate interest in the losses not attributable to the Company of Intermost Focus Advertising during the 2001 period and Jiayin Joint Venture during the 2000 period.

Material Changes in Financial Condition, Liquidity and Capital Resources.

     At December 31, 2001 we had cash and cash equivalents of $129,000 and negative working capital of $127,000 as compared to $498,000 of cash and cash equivalents and $128,000 of working capital at June 30, 2001.

     Operations used $369,000 of cash during the six months ended December 31, 2001. Funds used in operations primarily relate to the losses incurred during the period ($464,000), increases in deposits and prepayments ($37,000) and reductions in various liabilities which were partially offset by noncash charges, including depreciation expense ($75,000) and loss on the disposal of fixed assets ($132,000).

     Investing activities provided $800 during the six months ended December 31, 2001. Funds provided by investing activity consisted of net sales of equipment.

       The Company had no financing activities during the six months ended December 31, 2001.

     The Company had no long term debt at December 31, 2001.

     The Company's operations have been financed, to date, by periodic sales of common stock and loans from directors. At December 31, 2001, the Company had loans payable to directors totaling $254,000.

     Subsequent to December 31, 2001, in the first quarter of 2002, the Company completed a private placement of shares of its common stock. Pursuant to the private placement, the Company issued 20,000,000 shares of common stock for $400,00, at $0.02 per share.

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

     Management believes that the funds provided by the first quarter 2002 sale of common stock, combined with cost cutting measures and anticipated improvement of economic conditions and sales during the second half of 2002, will be adequate to support operations for the following year. The Company may, however, require additional funding to support operations, accelerate growth or pursue strategic opportunities. There are no commitments to provide any such funding, if needed, nor can there be any assurance that such funding will be available if needed.

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

                                                   INTERMOST CORPORATION


Dated:   February 13, 2002                      By: /s/ Andy Lin
                                                  ----------------------------
                                                  Andy Lin, President and C.E.O