Form 10QSB
period 2002-03-31
INTERMOST CORP
filed 2002-05-13
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .


                           Commission File No. 0-30430

                              INTERMOST CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Utah                                        87-0418721
-------------------------------             ------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

     27th Floor, 600 Renmin Rd (South), Tower C, TianAn International Plaza
                             Shenzhen, China 518005
     -----------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 86 755 220 1941
                           --------------------------
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of April 30, 2002, 13,120,481 shares of Common Stock of the issuer were outstanding.

                              INTERMOST CORPORATION

                                      INDEX


                                                                         Page
                                                                        Number
                                                                       ---------

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -- March
            31, 2002 and June 30, 2001.....................................    1

         Consolidated Condensed Statements of Operations --
            For the three months ended March 31, 2002 and 2001.............    2

         Consolidated Condensed Statements of Operations --
            For the nine months ended March 31, 2002 and 2001..............    3

         Consolidated Condensed Statements of Cash Flows --
            For the nine months ended March 31, 2002 and 2001..............    4

         Notes to Consolidated Condensed Financial Statements..............    5

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................    7

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.........................   11

SIGNATURES        .........................................................   12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                     INTERMOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                              March 31, 2002
                                                              June 30, 2001                    (Unaudited)
                                                           -----------------       --------------------------------
ASSETS                                                             RMB                    RMB                  US$

Current assets:
Cash and cash equivalents                                     4,126,138             2,180,866             263,390
Accounts receivable, net                                        459,279               313,794              37,898
Costs and estimated earnings in excess of billings on
    uncompleted contracts                                       353,210               668,530              80,740
Deposits, prepayments and other receivables, net              1,786,050             2,074,098             250,495
Inventories                                                      15,818                     -                   -
Due from related companies, net                                  72,345                72,345               8,737
                                                         --------------       ----------------     ----------------

     Total current assets                                     6,812,840             5,309,633             641,260

Investment in an associated company                           1,153,093             1,153,093             139,262
Property and equipment, net                                   5,480,166             3,545,948             428,255
                                                         --------------       ----------------     ----------------

     Total assets                                            13,446,099            10,008,674           1,208,777
                                                         ==============       ================     ================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accruals and other payables                                   1,868,961             1,598,281             193,029
Deposits on liquidation of investment in associated
    company                                                   1,000,000             1,075,200             129,855
Deferred revenue                                                412,103               454,650              54,910
Deferred rent                                                   362,638                     -                   -
Deposits from customers                                          61,400                     -                   -
Business tax payable                                             88,744                 9,564               1,155
Due to directors                                              1,955,680             2,236,738             270,138
                                                         --------------       ----------------     ----------------

     Total current liabilities                                5,749,526             5,374,433             649,087
                                                         --------------       ----------------     ----------------

Minority interests                                               87,630                79,427               9,593

Stockholders' equity:
Preferred stock, US$0.001 par value
    - 5,000,000 shares authorized; none outstanding                   -                     -                   -
Common stock, US$0.001 par value
    - 100,000,000 shares authorized; 13,120,481 shares
      outstanding and fully paid                                108,679               108,679              13,125
    - 20,000,000 shares reserved and to be issued as of
      March 31, 2002                                                  -               165,600              20,000
Additional paid in capital                                   58,955,419            62,101,819           7,500,219
Less: Subscription receivable                                         -            (1,712,304)           (206,800)
                                                         --------------       ----------------     ----------------

                                                             59,064,098            60,663,794           7,326,544

Accumulated deficit                                         (51,424,259)          (56,078,089)         (6,772,716)
Cumulative translation adjustments                              (30,896)              (30,891)             (3,731)
                                                         --------------       ----------------     ----------------

     Total stockholders' equity                               7,608,943             4,554,814             550,097
                                                         --------------       ----------------     ----------------

     Total liabilities and stockholders' equity              13,446,099            10,008,674           1,208,777
                                                         ==============       ================     ================


The accompany notes are an integral part of these condensed financial statements

                     Intermost Corporation And Subsidiaries
           Consolidated Condensed Statements of Operations (Unaudited)


                                                                          Three months ended March 31,
                                                          --------------------------------------------------------------
                                                                      2001                        2002
                                                          -----------------       --------------------------------------
                                                                       RMB                     RMB                  US$


Net sales                                                           897,947               937,009               113,165
Cost of services                                                   (972,112)             (383,752)              (46,347)
                                                          -----------------       -----------------      ---------------

Gross (loss) profit                                                 (74,165)              553,257                66,818

Selling, general and administrative expenses                     (2,551,202)           (1,386,177)             (167,413)
                                                          -----------------       -----------------      ---------------

     Loss from operations                                        (2,625,367)             (832,920)             (100,595)

Loss on abandonment and disposal of property and
    equipment                                                             -                (8,053)                 (973)
Share of profit of an associated company                             12,195                     -                     -
Other (loss) income, net                                           (194,480)               22,258                 2,688
Provision for bad debts                                          (5,139,026)                    -                     -
Unusual items                                                    (5,322,168)                    -                     -
                                                          -----------------       -----------------      ---------------

     Loss before minority interests                             (13,268,846)             (818,715)              (98,880)

Minority interests                                                      193                 3,427                   414
                                                          -----------------       -----------------      ---------------

     Net loss                                                   (13,268,653)             (815,288)              (98,466)
                                                          =================       =================      ===============
                                                          =================       =================      ===============


     Net loss per common share - Basic                              (1.09)                  (0.06)               (0.01)
                                                          =================       =================      ===============

     Weighted average number of shares outstanding               12,126,706             13,120,481           13,120,481
                                                          =================       =================      ===============

The accompany notes are an integral part of these condensed financial statements

                                                                  Nine months ended March 31,
                                                    -----------------------------------------------------------
                                                             2001                        2002
                                                    --------------       --------------------------------------
                                                              RMB                     RMB                  US$


Net sales                                                5,529,994             4,244,011               512,562
Cost of services                                        (5,160,293)           (2,692,143)             (325,138)
                                                    --------------       -----------------      ---------------

Gross profit                                               369,701             1,551,868               187,424

Selling, general and administrative expenses           (11,320,062)           (5,611,403)             (677,706)
                                                    --------------       -----------------      ---------------

     Loss from operations                              (10,950,361)           (4,059,535)             (490,282)

Loss on abandonment and disposal of property and
    equipment                                                    -            (1,099,979)             (132,848)
Share of loss of an associated company                  (1,970,128)                    -                     -
Other (loss) income, net                                   (51,948)              497,481                60,082
Provision for bad debts                                 (5,139,026)                    -                     -
Unusual items                                           (5,322,168)                    -                     -
                                                    --------------       -----------------      ---------------

     Loss before minority interests                    (23,433,631)           (4,662,033)             (563,048)

Minority interests                                         410,923                 8,203                   991
                                                    --------------       -----------------      ---------------

     Net loss                                          (23,022,708)           (4,653,830)             (562,057)
                                                    ==============       =================      ===============
                                                    ==============       =================      ===============


     Net loss per common share - Basic                     (2.03)                  (0.35)               (0.04)
                                                    ==============       =================      ===============

     Weighted average number of shares outstanding      11,360,173             13,120,481           13,120,481
                                                    ==============       =================      ===============


The accompany notes are an integral part of these condensed financial statements

                     Intermost Corporation and Subsidiaries
           Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                                           Nine months ended March 31,
                                                          --------------------------------------------------------------
                                                                      2001                        2002
                                                          -----------------       --------------------------------------
                                                                     RMB                       RMB                  US$

Cash flows from operating activities:
Net loss                                                        (23,022,708)           (4,653,830)             (562,057)
Adjustments to reconcile net loss to net cash used in
   operating activities:
    Provision for bad debts                                       5,139,026                     -                     -
    Provision for investment in an associated company             1,320,726                     -                     -
    Provision for investment in a subsidiary company              3,622,421                     -                     -
    Amortization                                                    900,003                     -                     -
    Depreciation                                                  2,050,972               764,049                92,277
    Share of loss of an associated company                        1,970,128                     -                     -
    Loss on abandonment and disposal of property and
      equipment                                                     379,021             1,099,979               132,848
    Minority interests                                             (410,923)               (8,203)                 (991)
    Amortization on compensation expense                            647,038                     -                     -
    (Increase) Decrease in operating assets:
      Inventories                                                    41,240                15,818                 1,910
      Accounts receivable, net                                      980,056               145,485                17,571
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                                 -              (315,320)              (38,082)
      Deposits, prepayments and other receivables                (2,962,149)             (288,048)              (34,788)
      Due from related companies                                       (138)                    -                     -
      Due from an associated company                                      -                     -                     -
      Due from a director                                           161,144                     -                     -
    Increase (Decrease) in operating liabilities:
      Accruals and other payables                                   (38,020)             (270,680)              (32,691)
      Deposits on liquidation of investment in
        associated company                                                -                75,200                 9,082
      Deferred revenue                                                    -                42,547                 5,138
      Deferred rent                                                       -              (362,638)              (43,797)
      Deposits from customers                                      (254,036)              (61,400)               (7,415)
      Business tax payable                                           33,623               (79,180)               (9,563)
      Due to directors                                             (119,411)              281,058                33,944
                                                          -----------------       -----------------      ---------------

Net cash used in operating activities                            (9,561,987)           (3,615,163)             (436,614)
                                                          -----------------       -----------------      ---------------

Cash flows from investing activities:
Purchase of property and equipment                               (2,866,309)              (16,500)               (1,993)
Sale of property and equipment                                            -                86,690                10,470
Cash of unconsolidated subsidiary                                   (94,649)                    -                     -
                                                          -----------------       -----------------      ---------------

Net cash (used in) provided by investing activities              (2,960,958)               70,190                 8,477
                                                          -----------------       -----------------      ---------------

Cash flows from financing activities:
Net proceeds from issuance of common stock                        3,933,001             1,599,696               193,200
                                                          -----------------       -----------------      ---------------

Net cash provided by financing activities                         3,933,001             1,599,696               193,200
                                                          -----------------       -----------------      ---------------

Effect of cumulative translation adjustments                            (13)                    5                     1

Net decrease in cash and cash equivalents                        (8,589,957)           (1,945,272)             (234,936)
Cash and cash equivalents, beginning of period                   13,556,982             4,126,138               498,326
                                                          -----------------       -----------------      ---------------

     Cash and cash equivalents, end of period                     4,967,025             2,180,866               263,390
                                                          =================       =================      ===============


The accompany notes are an integral part of these condensed financial statements

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


2.   CURRENCY PRESENTATION AND FOREIGN CURRENCY TRANSLATION

     Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 2002 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.


3.   ABANDONMENT OF LEASEHOLD

     During the nine month period ended March 31, 2002, as part of an ongoing cost savings program, the Company relocated its offices and terminated the lease on its prior offices. In conjunction with the termination of the prior office lease, the Company recorded a loss on disposal of fixed assets relating to the abandonment of leasehold improvements in the amount of $132K*. The Company also recorded other income of approximately $57K as a result of the reversal of deferred rent and other adjustments arising from termination of the lease.


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

* As used in this 10-QSB, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $250,799 may be rounded to "$251K".

5.   LOSS PER COMMON SHARE - BASIC

     Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, by dividing net loss for each period by the weighted average number of shares of common stock outstanding during the period. No diluted loss per common share was presented in the consolidated condensed statements of operations as there were no dilutive securities available for exercise.

6.    CAPITAL STOCK

     As at March 31, 2002, the Company had received subscriptions in relation to the private placement of 20,000,000 shares of common stock for $400K, at $0.02 per share. $193K of subscription proceeds had been received at March 31, 2002. The balance of the subscription proceeds, in the amount of $207K, was received subsequent to March 31, 2002. None of the shares subscribed for had been issued at March 31, 2002. Shares subscribed are reflected as "shares reserved and to be issued" and shares subscribed but not paid for at March 31, 2002 are reflected as "subscription receivable." The increase in additional paid in capital represented the excess of subscription price over the par value of share to be issued in relation to the share subscription.

7.   NEW ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Material Changes in Results of Operations for the Nine Months Ended March 31, 2002 as Compared to the Nine Months Ended March 31, 2001

Net Sales

Net sales during the nine months ended March 31, 2002 were derived principally from e-commerce solutions, conference services and web advertisement while net sales during the 2001 period were derived principally from e-commerce solutions and system sales integration.

         The following table reflects the total net sales and percentage of net sales by major category for the periods indicated:

                                    Total Net Sales                    Percent of Total Net Sales
                            --------------------------------       ----------------------------------
                              Nine Months Ended March  31,           Nine Months Ended March  31,
                            --------------------------------       ----------------------------------
                                  2001             2002                2001              2002
                                  ----             ----                ----              ----
                                   US$              US$

E-commerce solutions            337,935          238,816               50.60%           46.59%
System sales integration        292,417           43,075               43.78%            8.40%
Phone payment system             15,690                -                2.35%            0.00%
Conference service                    -          132,633                0.00%           25.88%
Web advertisement                21,832           98,038                3.27%           19.13%
                               --------          -------              -------         --------
     Total                      667,874          512,562              100.00%          100.00%
                               ========          =======              =======          =======

         Net sales for the nine-month period ended March 31, 2002 decreased by $155K to $513K, representing a drop of 23.3% when compare to the net sales of $668K during the same period in 2001. The decrease in net sales was mainly attributable to a decrease in demand of general E-commerce solutions and System sales integration, which was mainly attributable to a general slow down of the economies. E-commerce solutions revenues decreased by 29.3% to $239K in the 2002 period as compared to $338K in the 2001 period; whereas System sales integration revenue declined sharply from $292K in the 2001 period to $43K in the same period in 2002, representing a drop of 85.3%. The Company's new software products, imSCM and imPARTNER, introduced at the end of the June 2001 quarter, as part of the total E-commerce solutions, improved the revenue of E-commerce solutions despite the slow down of the economies globally.

         Web advertisement revenues increased 349% to $98K in the 2002 period as compared to $21K for the 2001 period. Conference service revenues, derived from a CRM educational seminar sponsored by the Company, totaled $133K. Web advertisement revenues and conference service revenues are not considered to be core revenues under the Company's business plan. The increases in revenues from those sources during the period are considered to be non-recurring.

         The change in total net sales and the character of those sales was primarily attributable to the transition of the Company's business associated with an adjustment to the Company's business plan commencing in June 2000. The markets within which we operate were adversely impacted during the 2001 period by a sharp decline in worldwide investment in Internet initiatives and weak economic conditions and slowing economic growth globally, particularly following the terrorist attacks of September 11 in the United States. We continue to believe that the Chinese Internet market will continue to develop, outpacing the growth of other more mature Internet markets, and that our presence in the market and local development of our software products will allow us to capitalize on opportunities to sell our software products in China Cost of Services

Cost of services consist principally of salary for computer network technicians, costs of systems sales and integration, depreciation and amortization, and other costs associated with the same, including travel, welfare, office and related expenses allocable to the engineering and technician staff.

         The following table reflects the principal components of cost of services and percentage of net sales represented by each component for the periods indicated:


                                         Total Cost of Services            Percent of Total Net Sales
                                        Nine Months Ended March 31,       Nine Months Ended March 31,
                                         2001                2002          2001               2002
                                        -------             -------       -------            -------
                                          US$                 US$


Engineering/technician salaries          162,375            40,862        24.31%             7.97%
Subcontract fees                               -           180,401         0.00%            35.19%
Cost of system sales and integration     273,445            42,717        40.94%             8.33%
Depreciation                              18,705            12,754         2.80%             2.48%
Other                                    168,699            48,404        25.25%             9.44%
                                        --------            ------       -------            ------

     Total                               623,224           325,138        93.30%           63.41%
                                        ========           =======       =======           ======


     Costs of services for the nine-month period ended March 31, 2002 decreased by $298K, or 47.8%, from $623K for the same period in 2001 to $325K. As a percentage of net sales, cost of services decreased substantially from 93.3% for the nine-month period ended March 31, 2001 to 63.4% for the same period in 2002.

         The decrease in costs of services, in total and as a percentage of sales, was principally attributable to cost containment measures taken by the Company during the 2002 period, including a substantial decrease in engineering/technician headcount, which was partially offset by fees paid to subcontractors to perform services previously performed internally.

Gross Profit

Gross profit for the nine-month period ended March 31, 2002 improved by $143K, or 320%, from $44K for the same period in 2001 to $187K. As a percentage of net sales, gross profit improved from 6.7% for the nine-month period ended March 31, 2001 to 36.6% for the same period in 2002. The significant improvement in gross profit mainly due to the conference service revenues, derived from a CRM educational seminar sponsored by the Company, which is considered to be non-recurring and not the core business of the Company. Excluding the revenue derived from this revenue, the gross profit improved from 6.7% for the fiscal 2001 to 14.4% for the fiscal 2002, which resulted mainly from the Company's cost savings program.

Selling, General and Administrative Expense ("SG&A expenses")

SG&A expenses were $678K for the nine-month period ended March 31, 2002, a decrease of approximately $689K, or 50.4%, from $1,367K for the same period in 2001. The decrease in SG&A expenses was mainly attributable to cost containment efforts undertaken during the 2002 period, including relocation of the Company's offices to a less expensive office and a reduction in marketing, corporate and support headcount. Additionally, certain intangibles were fully amortized during fiscal 2001 resulting in no amortization expense for the current period.

The following table reflects the principal components of SG&A and percentage of net sales represented by each component for the periods indicated:


                                          Total SG&A                 Percent of Total Net Sales
                                   Nine Months Ended March 31,       Nine Months Ended March 31,
                                   ---------------------------       ---------------------------
                                    2001                 2002          2001              2002
                                     US$                  US$

Sales and marketing salaries and
  commissions                        167,218            98,769         25.03%           19.26%
Advertising and other sales and
  marketing expenses                 150,559            94,046         22.54%           18.34%
Rentals                               81,277            38,302         12.16%            7.47%
Administrative salaries              245,505           138,103         36.75%           26.94%
Corporate overhead                   516,067           308,485         77.27%           60.18%
Research and development              97,835                 -         14.64%            0.00%
Amortization of intangibles          108,696                 -         16.27%            0.00%
                                   ---------          --------       --------         --------
     Total                         1,367,157           677,705        204.66%          132.19%
                                   =========          ========       ========         ========


Loss on Disposal of Fixed Assets

Loss on disposal of fixed assets totaled $133K during the 2002 period.  The loss
related  to  the  abandonment  of  leasehold   improvements   and  equipment  in
conjunction with the relocation of the Company's offices.

Share of Loss of an Associated Company

Share of loss in an associated company totaled $238K during the 2001 period and nil during the 2002 period. Share of loss in an associated company reflected the Company's allocable share of the loss of the Sino-E venture which was terminated during fiscal 2001.

Other Income (Expense), Net

Other income, net, increased by $66K to $60K from a net other expenses of $6K for the comparable period in the prior year as a result of the reversal of the income from remaining deferred rent upon early termination of the Company's former office lease in the amount of $43K, tax refund of $6K, interest income of $2K and others $9K.

Provision for bad debts

During the nine months period ended March 31, 2001, the Company provided a bad debt expense of $621K in respect of (1) deposits for acquisition of and loan to Dunwell Computer (H.K.) Limited, (2) write down of receivable from a subsidiary and (3) write down of unrecoverable accounts receivable.

Unusual items

During the nine months period ended March 31, 2001, the Company reported unusual items of $643K in respect of (1) write down of investment in a subsidiary, (2) write down of investment in an associated company and (3) write down of obsolete and damaged equipment and furniture.

Minority Interest

Minority interest of $1K was reported during the current period as compared to $50K of minority interest during the 2001 period. Minority interest reflects the proportionate interest in the losses not attributable to the Company of Intermost Focus Advertising during the 2002 period and Jiayin Joint Venture during the 2001 period.

Net Loss

The net loss for the nine-month period ended March 31, 2002 showed an improvement of $2,219K over the loss of $2,781K for the same period in 2001 to a net loss of $562K. The net loss in the comparative period in last fiscal year was adversely affected by a provision for bad debts and write-down of the Company's investment in the amount of $1,263K in the third quarter of last fiscal year.

Excluding minority interests, the operating loss for the nine-month period ended March 31, 2002 was $563K, the operating loss for the comparable period in the last fiscal year was $2,830K.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At March 31, 2002 the Company had cash and cash equivalents of $263K and negative working capital of $8K as compared to $498K of cash and cash equivalents and $128K of working capital at June 30, 2001.

     Net cash used in operating activities was $437K for the nine-month period ended March 31, 2002, while net cash used in operating activities was $1,155K for the same period in 2001. Funds used in operations primarily relate to the losses incurred during the period of $562K, increases in deposits and prepayments of $35K and reductions in various liabilities which were partially offset by non-cash charges, including depreciation expense of $92K and loss on the disposal of fixed assets of $133K.

     Net cash provided by investing activities was $8K for the nine-month period ended March 31, 2002 while net cash used in investing activities was $358K for the same period in 2001. Funds provided by investing activity consisted of net sales of equipment for the period.

     Net cash provided by financing activities was $193K for the nine-month period ended March 31, 2002 while net cash provided by financing activities was $475K for the same period in 2001. Funds provided by financing activities consisted of proceeds received during the current period from subscription for 9,660,000 shares of common stock from a private placement of 20,000,000 shares at $0.02 per share.

         The Company had no long term debt as at March 31, 2002.

     As at March 31, 2002, the Company had received subscriptions in relation to the remaining shares offered in the private placement of common stock. As of the date of this Form 10-QSB, the Company had received the balance of the subscription proceeds from subscribers in the amount of $207K.

     As a result of continuing losses and weakness in the global economy and the Internet sector, the Company has implemented various cost management measures to reduce our overhead in response to slowing growth in our revenues and operating margins. The Company is also evaluating various opportunities to accelerate the path to, and attain, profitability.

     The Company believes that the funds provided by the private placement of common stock in the first quarter of 2002, combined with cost savings program and anticipated improvement of economic conditions and sales during the second half of 2002, will enable the Company to meet anticipated cash flow requirement for the following year.

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


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         10.1   Employment Agreement, dated March 25, 2002, with Zacky Sun

     (b) Reports on Form 8-K

         Form 8-K, dated January 26, 2002, disclosing under Item 4 the dismissal of Blackman Kallick Bartelstein LLP as the Company's independent certifying accountants and the appointment of Moores Rowland as the Company's new independent certifying accountants.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            INTERMOST CORPORATION



Dated:   May 10, 2002                       By:   /s/ Andy Lin
                                               ------------------------------
                                                 Andy Lin, President and C.E.O