Form 10KSB
period 2002-06-30
INTERMOST CORP
filed 2002-10-31
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                     For the Fiscal Year Ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______________ to ________________

                         Commission File Number 0-30430

                              INTERMOST CORPORATION
                           --- ----------------------
                 (Name of Small Business Issuer in its charter)

              Utah                                             87-0418721
---------------------------------           -----------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
   of incorporation or organization)

             10th Floor, B10-07 Guomao Building, Renmin Rd.(South),
                             Shenzhen, China 518014
             ----------------------------------------------------
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:  86 755 822 10238

Securities to be registered pursuant to Section 12(b) of the Act:

 Title of each class          Name of each exchange on which each is registered
 -------------------          -------------------------------------------------
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
Yes X  No
-----  ----------

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer's revenues for the fiscal year ended June 30, 2002 were $592,059.

     The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of June 30, 2002 was 33,120,481. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 11, 2002, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $993,614.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transition Small Business Disclosure Format: Yes       No X
                                             --------- ----------

                                TABLE OF CONTENTS

                                                                          Page

PART I

         ITEM 1.      BUSINESS.............................................5
         ITEM 2.      DESCRIPTION OF PROPERTY..............................7
         ITEM 3.      LEGAL PROCEEDINGS....................................7
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                       SECURITY HOLDERS....................................7

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS..........................7
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS.................9
         ITEM 7.      FINANCIAL STATEMENTS.................................16
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE...............16

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT....................17
         ITEM 10.     EXECUTIVE COMPENSATION...............................19
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT................................20
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......21
         ITEM 13.     EXHIBITS AND REPORTS OF FORM 8-K.....................21

SIGNATURES

                    NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

     o    a   continuation   of  the   general   decline   in  the   market  for
          business-to-business Internet products,

     o our lack of capital and whether or not we will be able to raise capital when we need it,

     o    government regulation of the Internet and Internet services in China,

     o    our ability to successfully compete in our market and industry,

and other factors, some of which will be outside our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

                       INFORMATION ON CURRENCY TRANSLATION

Unless otherwise indicated as Hong Kong dollars ("HK$") or Renminbi ("Rmb"), all financial information contained in this Annual Report is presented in United States dollars ("$" or "US$"). Our sales are principally in Hong Kong dollars and Renminbi. The translation of Hong Kong dollars into United States dollars is for reference purposes only and has been made at the exchange rate of HK$7.80 for US$1. The Hong Kong dollar has been "pegged" to the US dollar since October 1983. The so-called "peg" is the Linked Exchange Rate System. Pursuant to the Linked Exchange Rate System, banks that issue the currency of Hong Kong are required to hold certificates of indebtedness issued by the Hong Kong Exchange Fund as backing for the issue of Hong Kong dollar notes. The Hong Kong dollar notes are redeemed against US dollars at a fixed exchange rate of HK$7.80 to US$1. In practice, therefore, any increase in note circulation is matched by a US dollar payment to the Exchange Fund, and any decrease in note circulation is matched by a US dollar payment from the Exchange Fund. In the foreign exchange market, the exchange rate of the Hong Kong dollar continues to be determined by forces of supply and demand. Against the fixed exchange rate for the issue and redemption of certificates of indebtedness, the market exchange rate has generally stayed close to the rate of HK$7.80 to US$1. There can be no assurance, however, that the Hong Kong government will maintain the "peg" at HK$7.80 to US$1 or at all, and the translation is not a representation that Hong Kong dollar amounts could actually be converted into United States dollar amounts at that rate or at any other rate. The translation of Renminbi amounts into US dollars are for reference purpose only and have been made at the exchange rate of Rmb8.28 for US$1. The People's Bank of China sets and publishes daily a base exchange rate with reference primarily to the supply and demand of Renminbi against the United States dollar in the market during the prior day. The People's Bank of China also takes into account other factors such as the general conditions existing in the international foreign exchange markets. Although Chinese governmental policies were introduced in 1996 to reduce restrictions on the convertibility of Renminbi into foreign currency for current amount items, conversion of Renminbi into any other currency for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration for Foreign Exchange. The translation of Renminbi amounts in this annual report on Form 10-KSB is not a representation that the Renminbi amounts could actually be converted into United States dollars at that rate or at any other rate on that date or on any other date.

                                     PART I

ITEM 1.  BUSINESS

HISTORY AND DEVELOPMENT OF THE COMPANY

Intermost Corporation (as used in this annual report on Form 10-KSB, unless the context otherwise requires, the terms "we," "us," "the Company," and "Intermost" refer to Intermost Corporation and its subsidiaries) was incorporated as La Med Tech, Inc. under the laws of the State of Utah on March 6, 1985. The Company changed its name to Entertainment Concepts International in 1987, to Lord & Lazarus, Inc. in 1988, and to Utility Communication International, Inc. in 1996.

From the date of incorporation through October 1998, the Company's operations were limited to efforts to identify and acquire, or merge with, one or more operating businesses. In October 1998, the Company acquired all of the issued share capital of Intermost Limited, a British Virgin Islands Company ("IML"), by issuing to the then shareholders of IML a total of 4,970,000 shares of the Company's common stock, par value $0.001 per share (the "Merger"). Following the Merger, (i) IML became a wholly-owned subsidiary of the Company, (ii) the shareholders of IML held 58.7% of all issued and outstanding shares of the Company, (iii) the Company changed its name to Intermost Corporation, (iv) the Company terminated all its prior business activities and adopted IML's business plan, and (v) all officers and directors of the Company resigned and were replaced by officers and directors of IML.

Our operations are conducted through our largest subsidiary, China e.com Information Technology Ltd., which is the owner of 90% of Intermost Focus Advertising Company Ltd. and 55.3% of Shenzhen Bank Union & Jiayin e-Commerce Company Ltd. While we have two other subsidiaries, neither of them is currently engaged in significant operations.

IML was incorporated in January 1998 to develop a Chinese-language Internet business portal, and to render services in connection therewith in the People's Republic of China ("China"). During the period following the Merger, the Company entered into agreements with, and completed acquisitions of, various businesses that provided or supported Internet services in an effort to implement this business plan. The Company also endeavored to develop its own Internet services businesses, including e-commerce business solutions. However, the global decline in the demand for Internet services since mid-2000, resulting in a significant economic slowdown experienced by many of the companies with whom we do business, among other factors, has materially undermined the effectiveness of our efforts. Currently, through China e.com Information Technology Ltd., we offer web design and hosting services and system integration services to customers in China. Management is also continuing efforts to identify and explore acquisition, merger and development opportunities.

PRODUCTS AND SERVICES

Currently, we offer web design and hosting services and system integration services exclusively in China. We operate within what is commonly referred to as the "business-to-business" segment of the Internet market, in which products and services are offered principally to businesses, as compared to the "business-to-consumer" segment of the Internet services market, in which products and services are offered principally to consumers. During the year 2001, we developed imSCM, an e-commerce supply chain management software, and imPARTNER, an e-commerce customer relations management software. As of June 30, 2002, we installed this software in connection with the web design, web hosting or system integration services we rendered. However, as of June 30, 2002, we had not yet sold these programs as stand-alone products, although we are making efforts to do so. We are also exploring the acquisition or development of other products and services in viable markets.

We locate our customers and secure web design and hosting or system integration projects primarily through the efforts of members of our sales team. We currently employ 10 sales persons who are based in Shenzhen, but who travel throughout China, as necessary. Our sales persons are paid a base salary, and earn commissions on revenues we receive from the customers they procure. For the 2002 fiscal year, no single customer accounted for 10% or more of our sales.

COMPETITION

The software market is intensely competitive and we expect it to become increasingly competitive in the future. Increased competition could result in pricing pressures, low operating margins and the realization of little or no market share. Currently, our competitors are primarily other Chinese owned and operated software development companies.

Many of our current and potential competitors may have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships on more favorable terms than we can. In addition, new technologies and the expansion of existing technologies may increase competitive pressures on us.

We compete through quality service, competitive pricing and excellent working relationships with our customers. However, we have no patented technology to preclude our competitors from entering our markets. At this time, we do not represent a significant competitive presence in the marketplace.

REGULATION

Since we operate principally through our subsidiary in China, we are subject to and affected by Chinese laws, regulations, administrative determinations, court decisions and similar constraints regarding operation in China, Internet usage and e-commerce.

China has enacted regulations governing Internet connection and the distribution of information via the Internet. Pursuant to Article 6 of the Revised Provisional Regulations Governing the Management of Chinese Computer Information Networks Connected to International Networks, individuals or entities operating computer networks within China which are connected to the Internet and conduct international information exchange must use the international access channels provided by the Ministry of Information Industry ("MII") and obtain various licenses and approvals. Our relevant subsidiaries have secured the necessary licenses and approvals, and access the Internet through ChinaNet, an approved channel of MII.

We intend to work diligently to assure compliance with all applicable regulations which impact our business, including cooperating with the MII and the Ministry of Public Security. There can be no assurance, however, that we will be successful in our efforts to assure full compliance with Chinese regulations affecting our operations or that additional regulations will not be enacted which might adversely impact our operations.

EMPLOYEES

As of June 30, 2002, we employed 33 full-time employees, 2 of whom were management executives, 16 of whom were engineering/technical staff, 5 of whom were administrative and clerical, and 10 of whom were sales personnel. None of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes. We do not provide any special benefit or incentive programs for our employees. We believe that we enjoy good relations with all of our employees.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal office consists of approximately 4,000 square feet of office space that is located at 10th Floor, B10-07 Guomao Building, Renmin Rd.(South), Shenzhen, China 518014. The premises are leased from an unrelated third party with rental payments and management fees of approximately $29,000 per year. The lease will expire in September 2004. As part of our efforts to reduce our operating costs, we moved to the above address in August 2002.

Our office facilities are in good condition and we believe they are adequate to support our operations for the foreseeable future.

We also own office space consisting of approximately 5,000 square feet in Guomao Building, which we lease to an unrelated third party for approximately $24,000 per year. The lease term is 3 years. The lease will expire in September 2003.

ITEM 3.  LEGAL PROCEEDINGS

In June 2001, we filed a lawsuit in the Court of First Instance of High Court of Hong Kong (the "Court") against J.R. Hi-Tech Investment Corporation ("J.R. Hi-Tech") and its controlling shareholders, Mr. Xin Lei Wang and Mr. Yong Jiang, (collectively, the "Defendants"). On October 24, 2000, we entered into a Subscription Agreement with the Defendants, which provided among other things for our subscription of 70,000 ordinary shares, par value $1 per share, representing 58.3% of the post-closing issued and outstanding shares of J.R. Hi-Tech in consideration of our payment of $176,470 in cash and our issuance of 510,300 shares of our common stock. J.R. Hi-Tech's principal asset is an indirect 90% interest in Shenzhen China Websecurity.com, a Chinese-foreign equity joint venture, which engages in the provision of Internet security services, systems integration and software development services. Despite the Defendants' failure to deliver J.R. Hi-Tech ordinary shares to us as provided in the Subscription Agreement, we delivered in January 2001 Rmb 1,500,000 in cash to J.R. Hi-Tech (but not our shares). In this lawsuit, we seek rescission of the Subscription Agreement, recovery of the Rmb 1,500,000, and additional damages and injunctive relief. On June 22, 2001, the Court issued an order to freeze certain bank accounts in the names of the Defendants. On July 3, 2001, following a hearing, the Court extended this order until further order from the Court. We intend to vigorously pursue our rights against the Defendants. However, due to uncertainty of any recovery from J.R. Hi-Tech or the other two Defendants, in fiscal 2001, we have written off the entire Rmb 1,500,000 we delivered to J.R. Hi-Tech.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the National Association of Securities Dealers, Inc. Electronic Bulletin Board (the "OTC Bulletin Board"), and is traded under the symbol "IMOT". Historically, however, the market for our securities has been extremely limited and sporadic.

The following table represents the high and low bid prices for our common stock on the OTC Bulletin Board for each quarter during the last two fiscal years.

                                                HIGH                    LOW

FISCAL 2001

     Quarter ended September 30, 2000           3.03                    0.97
     Quarter ended December 31, 2000            1.38                    0.31
     Quarter ended March 31, 2001               0.53                    0.31
     Quarter ended June 30, 2001                0.34                    0.03


FISCAL 2002

     Quarter ended September 30, 2001           0.09                    0.04
     Quarter ended December 31, 2001            0.08                    0.03
     Quarter ended March 31, 2002               0.07                    0.03
     Quarter ended June 30, 2002                0.05                    0.03

The above bid information is obtained from the "Finance" section of yahoo.com, and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of September 11, 2002, there were approximately 560 holders of record of the Company's common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

We have never declared or paid any cash dividend on our common stock and do not expect to declare or pay any cash dividend in the foreseeable future.

We do not currently have an equity compensation plan.

RECENT SALES OF UNREGISTERED SECURITIES

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

On January 26, 2000, the Company issued 75,712 shares of common stock, par value US$0.001 each, valued at approximately Rmb3,126,000, as part of the consideration for the acquisition of a phone payment system of the Group.

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

On March 22, 2000, the Company issued 77,200 shares of common stock, par value US$0.001 each valued at approximately Rmb2,637,000, as part of the consideration for the acquisition of a building in the PRC.

In August 2000, the Company issued 15,000 shares of common stock to the vice president in charge of business development, par value US$0.001 each in lieu of employee salary, at US$4.37 per share.

In October 2000, the Company issued 150,000 shares of common stock, par value US$0.001 each for marketing services performed by an unrelated third party, at US$3.02 per share.

In February 2001, the Company issued 1,152,000 shares of common stock, par value US$0.001 each, for cash at US$0.3125 per share. The net proceeds amounted to approximately Rmb2,742,000 (equivalent of US$331,200). In connection with the issuance, the Company paid a commission of Rmb 238,464 to Sanway Consulting Limited, a company owned by Mr. Yang Shim, a director of the Company.

In the fiscal year ended June 30, 2002, the Company issued to various investors, employees and other parties, pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, a total of 20,000,000 shares of its common stock, which constitutes 60.4% of the Company's total issued and outstanding shares after such issuance, at $0.02 per share. In relation to this offering, the Company has entered into an agreement with a placement agent, Yorkshire Capital Ltd, for the issuance of 2,000,000 shares of common stock in payment for its fee in placing the securities. As at June 30, 2002, these shares have not been issued and delivered to the placement agent.

In the fiscal year ended June 30, 2002, the Company issued to various investors, employees and other parties, pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, a total of 20,000,000 shares of its common stock, which constitutes 60.4% of the Company's total issued and outstanding shares after such issuance, at $0.02 per share. In relation to this offering, the Company has entered into an agreement with a placement agent, Yorkshire Capital Ltd, for the issuance of 2,000,000 shares of common stock in payment for its fee in placing the securities. As at June 30, 2002, these shares have not been issued and delivered to the placement agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of results of operations and financial condition are based upon the Company's consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies rely upon assumptions, judgments and estimates and were used in the preparation of the Company's consolidated financial statements:

REVENUE RECOGNITION

Revenues are recognized (i) with respect to services, at the time a project (or a milestone thereof) is completed and accepted by the customer, and (ii) with respect to products, at the time products are delivered to customers and collectibility for such sales is reasonably assured. We have adopted Staff Accounting Bulletin No.101, Revenue Recognition ("SAB101") in our financial statements. SAB 101 provides in part further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenues in financial statements. The adoption of SAB 101 did not have a material impact on our revenue recognition practices.

ACCOUNTS RECEIVABLE

We typically extend credit to our customers. From time to time, e-commerce solution services are provided under fixed-price contracts where the revenues and the payment of related receivable balances are due upon the achievement of certain milestones. Management estimates the probability of collection of the receivable balances and provides an allowance for doubtful accounts based upon its judgment in assessing the realization of these receivable balances based on aging, historical experience, the customer's financial condition and general economic conditions.

LONG-LIVED ASSETS

The Company periodically evaluates the carrying value of long-lived assets held or used whenever events and circumstances indicate that the carrying value of the asset may no longer be recoverable. An impairment loss, measured on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying value of the assets.

OVERVIEW

From the fourth quarter of fiscal 2000 through the present day, the global market for Internet services and products experienced a sharp decline in growth that was accompanied by a general reduction in technology spending. This reduction in spending has adversely impacted both our liquidity and our revenues. Because of a decline in our revenues and in the market price of our common stock, we decided not to consummate certain acquisitions, as described more fully herein. These decisions resulted in the provision of doubtful debt, in the 2001 fiscal year, of a loan in the amount of $284,300, which is subsequently written off in fiscal 2002; and the write-off, in the 2002 fiscal year, of a non-refundable deposit in the amount of $60,000.

In response to the decline in our revenues, management has taken measures to both raise and conserve cash. We placed 20,000,000 shares of common stock at a price of $0.02 per share, we relocated our principal office to smaller and less expensive premises, we reduced our staff from 62 full time employees to 33 full time employees. In fiscal 2001, we elected not to proceed with a proposed acquisition of a 70% interest in Dunwell Computer (H.K.) Limited and with a proposed acquisition of equity interest in projects owned by Internet.com Ltd in fiscal 2002.

We do not currently have any material commitments for capital expenditures.

We intend to continue operating our core business and to continue to look for potential alliances, such as joint ventures or acquisitions, which will enhance our business. While we believe that cash flow provided by our current operations will be adequate to fund our working capital requirements in the ordinary course of business for the 2003 fiscal year, we cannot assure you that future events will not cause us to seek additional capital sooner. Furthermore, we expect that we will need financing in order to sustain our operations after the 2003 fiscal year. To the extent that we need more money either during or after the 2003 fiscal year, we cannot assure you that funds will be available to us on favorable terms, or at all. The unavailability of funds could have a material adverse effect on our ability to continue our operations.

RESULTS OF OPERATIONS

Following is summary financial information reflecting our operations for the periods indicated.

                                                          YEAR ENDED JUNE 30,
                                                        2001              2002
                                                        ----              ----

Net revenues .................................     $   984,179      $   592,059
Cost of revenues .............................         844,215          401,089
Gross profit .................................         139,964          190,970
Selling, general and administrative ..........       3,493,575        1,026,258
Loss from operations .........................      (3,353,611)        (835,288)
Loss on abandonment of fixed assets ..........         (39,184)         (98,731)
Loss on disposal of fixed assets .............            --            (37,952)
Loss on abandonment of phone
   payment system ............................        (813,370)            --
Share of loss in an associated company .......        (275,035)            --
Impairment of investment in an
  associated company .........................        (143,622)            --
Gain on liquidation of an associated
  company ....................................            --             67,735
Other income, net ............................          17,088           64,766
Loss before minority interest ................      (4,607,734)        (839,470)
Minority interests ...........................         403,510             (357)
Net loss .....................................     $(4,204,224)     $  (839,827)


YEAR ENDED JUNE 30, 2002 COMPARED TO YEAR ENDED JUNE 30, 2001

NET REVENUES.

Net revenues for the year ended June 30, 2002 decreased by $392K1, or 40%, to $592K from $984K for the year ended June 30, 2001.

Net revenues during fiscal 2002 and 2001 were derived principally from e-commerce solutions and advertisement sales. The term "e-commerce solutions" includes web site design and development, web hosting, and system sales and integration.
--------------------------------------------------------------------------------
1 As used in this 10-KSB, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $380,499 may be rounded to "$380K"

The following table reflects the total net sales and percentage of net sales represented by the sale of e-commerce solutions and advertisements for the periods indicated:


                                                TOTAL NET SALES            PERCENT OF TOTAL NET SALES
                                            ----------------------         --------------------------
                                              YEAR ENDED JUNE 30,              YEAR ENDED JUNE 30,
                                             -------------------              -------------------
                                              2001          2002              2001           2002
                                              ----          ----              ----           ----
                                               US$           US$
E-commerce solutions
     - Web site design and development       469,096       246,450            47.66%       41.63%
     - Conference services                         0       132,633              N/A%      22.40 %
                                             -------       -------            ------      -------
                                             469,096       379,083            47.66%       64.03%
System sales and integration                 345,669       112,003            35.13%       18.92%
Phone payment system                          76,077             0             7.73%          0 %
Advertisement                                 93,337       100,973             9.48%       17.05%
                                             -------       -------            ------      -------
     Total                                   984,179       592,059            100.0%       100.0%
                                             =======       =======            ======       ======

Total revenues derived from e-commerce solutions decreased by $90K, or 19 %, to $379K in fiscal 2002 as compared to $469K in fiscal 2001. System sales and integration revenues decreased by $234K, or 68%, to $112K in fiscal 2002 as compared to $346K in fiscal 2001. Web advertisement revenues increased by 8K, or 8%, to $101K in fiscal 2002 as compared to $93K in fiscal 2001. Web advertisement revenues and conference service revenues are not considered to be core revenues under the Company's business plan. The increases in revenues from those sources during the year are considered to be non-recurring.

The decline in total net revenues and the character of those sales was primarily attributable to management's decision to revise the Company's plan of operation to develop our business beyond the market for Internet products and services. This market was adversely impacted during the 2001 fiscal year by a sharp decline in worldwide investment in Internet initiatives and by weak economic conditions and slowing economic growth globally, particularly following the terrorist attacks of September 11, 2001 in the United States. We continue to believe that the Chinese Internet market will continue to develop, outpacing the growth of other more mature Internet markets, and that our presence in the market, including development of our software products, will allow us to capitalize on opportunities to sell our software products and services in China. However, it is our intention to become less dependent on this market.

COSTS OF REVENUES.

Costs of revenues consist principally of salaries for computer network technicians, sub-contract fees, costs of systems sales and integration, depreciation, and other costs including travel, employee benefits, office expenses and related expenses allocated to the engineering and technician staff. Additionally, other costs of revenues during the 2001 fiscal year included certain costs associated with the offering of special promotional packages, which included participation in a seminar, lodging and advertisement. These costs were not incurred during the 2002 fiscal year.

The following table reflects the principal components of costs of revenues and the percentage of net sales represented by each component for the periods indicated:

                                            TOTAL COST OF REVENUES         PERCENT OF TOTAL NET SALES
                                          --------------------------     -------------------------------
                                              YEAR ENDED JUNE 30,               YEAR ENDED JUNE 30,
                                             ---------------------             --------------------
                                             2001           2002              2001         2002
                                           ---------      --------          --------     --------
                                              US$           US$
Engineers/technician salaries                132,355        49,518            13.45%        8.36%
Subcontract fees                             143,550       177,015            14.59%       29.90%
Cost of system sales and integration         325,309        97,485            33.05%       16.47%
Depreciation                                  17,965        15,394             1.83%        2.60%
Other                                        225,036        61,677            22.87%       10.41%
                                             -------       -------           -------       ------
     Total                                   844,215       401,089            85.79%       67.74%
                                             =======       =======           =======        ======

Compared to the 2001 fiscal year, the total costs of revenues for the 2002 fiscal year decreased by$443K, or 52%, to $401K. The decline in costs of revenues was due to cost containment efforts implemented by management and a decline in sales. The principal components of costs of revenues during the 2002 fiscal year were costs of hardware and subcontracting fees, other costs associated with support of the engineering and technician staff, engineer and technician salaries, and depreciation of equipment utilized in connection with services. In order to decrease operating costs, we substantially reduced the number of employees in the 2002 fiscal year and subcontracted most of the technical work to unrelated third parties. As a result, the salaries of engineers and technicians decreased by 63%, fees for subcontracting increased by 23%, and other service-related costs, such as support of the engineering and technician staff, decreased by 73%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.

Selling, general and administrative expense ("SG&A") consists principally of (1) sales commissions, advertising, trade show and seminar expenses, and direct-field sales expense, (2) salaries for administrative and sales staff, (3) corporate overhead, and (4) allowances for bad and doubtful debt. The following table reflects the principal components of SG&A and the percentage of net sales represented by each component for the periods indicated:

                                               TOTAL SG&A                  PERCENT OF TOTAL NET SALES
                                             ----------------             -----------------------------
                                            YEAR ENDED JUNE 30,                YEAR ENDED JUNE 30,
                                           ---------------------              --------------------
                                           2001           2002                2001         2002
                                         --------       --------            --------     --------
                                            US$            US$
Sales and marketing salaries and
     commissions                          175,374        114,172              17.82%       19.28%
Other sales and marketing                 224,699        105,000              22.83%       17.73%
Rentals                                   134,875         55,130              13.70%        9.31%
Administrative salaries                   554,695        168,858              56.36%       28.52%
Other corporate                         1,630,963        529,806             165.72%       89.49%
Amortization of intangibles               144,927              -              14.72%           -%
Bad and doubtful debt for
   accounts receivables                    17,608          5,006               1.79%        0.84%
Bad and doubtful debt for
   other receivables                      465,459         48,286              47.30%        8.16%
Research and development                  144,975              -              14.73%           -%
                                        ---------      ---------             -------      -------
     Total                              3,493,575      1,026,258             354.97%      173.33%
                                        =========      =========             =======      =======

The principal components of SG&A during the 2002 year were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation and consultancy fees.

For the 2002 fiscal year, SG&A decreased by $2,468K, or 71%, to $1,026K as compared to $3,494K for the 2001 fiscal year. Sales and marketing salaries and commissions decreased 35% during the 2002 fiscal year, to $114K, as compared to $175K for the 2001 fiscal year. During the 2002 fiscal year, rentals decreased by 80K or 59% to $55K, as compared to $135K in the 2001 fiscal year. Administrative salaries decreased by $386K or 70% to $169K during the 2002 fiscal year, as compared to $555K in the 2001 fiscal year. The decrease in SG&A has been principally attributable to cost containment efforts undertaken during the 2002 fiscal year, including relocation of the Company's office to a less expensive office and a reduction in employees. Additionally, certain intangibles were fully amortized during the 2001 fiscal year, resulting in no amortization expense for the current year.

Other corporate decreased substantially during the 2002 fiscal year, by $1,101K or 68% to $530K, as compared to $1,631K in the 2001 fiscal year. The decrease in other corporate was mainly attributable to cost control efforts, the non-recurring expenses of the bad debt relating to the acquisition of JR Hi Tech and the amortization of option compensation expenses recorded in fiscal 2001. Also included in SG&A during the 2002 fiscal year was the non-recurring non-cash expense of bad and doubtful debt expenses of

$53K, representing the write down of unrecoverable receivable, and the write-off of a non-refundable deposit in the amount of $60K to Internet.com Ltd

Research and development expense, totaling $145K for the 2001 fiscal year, was principally attributable to salaries for the technology team that worked on the development of the SCM and CRM products. No research and development cost was recorded in the 2002 fiscal year.

GAIN ON LIQUIDATION OF AN ASSOCIATED COMPANY.

During the 2000 fiscal year, the Company acquired a 40% interest in Shenzhen Sino-E E-commerce Company Ltd. ("Sino-E"), a venture engaged in the development of an exchange platform system serving Chinese manufacturers. Under the equity method of accounting, the Company reports its allocable share of the loss of Sino-E, which share totaled $275K during the 2001 fiscal year. During the 2001 fiscal year, operations of Sino-E were suspended as a result of the downturn in Internet related markets. Sino-E is now being liquidated. As a result, during the 2002 fiscal year, the Company received $121K cash and computer equipment with a total value of $23K. The Company expects to recover the balance, $63K, by December 2002.

MINORITY INTEREST.

We reported a minority interest with a value of $0.4K for the 2002 fiscal year, reflecting our proportionate interest in the profits of Intermost Focus Advertising, as compared to a minority interest with a value $404K for the 2001 fiscal year, reflecting our proportionate interest in the profits of Jiayin Joint Venture.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have used in our operations with cash from our operating activities, sales of our securities and by using our common stock to make acquisitions and purchases. Between October 1998 and June 30, 2001, the Company issued a total of 4,664,775 shares of its common stock. In the fiscal year ended June 30, 2002, the Company issued to various investors, employees and other parties, a total of 20,000,000 shares of its common stock, which constitutes 60.4% of the Company's total issued and outstanding shares after such issuance, at $0.02 per share. In relation to this offering, the Company has entered into an agreement with a placement agent, Yorkshire Capital Ltd, for the issuance of 2,000,000 shares of common stock in payment for its fee in placing the securities. As at June 30, 2002, these shares have not been issued and delivered to the placement agent.

At June 30, 2002 we had cash and cash equivalents of $54K and working capital of $98K as compared to $498K of cash and cash equivalents and $128K of working capital at June 30, 2001.

Operations used $579K of cash during the 2002 fiscal year as compared to $1,487K of cash used during the 2001 fiscal year. Funds used in operations primarily relate to losses of $840K incurred during the year, decreases in deposits, prepayments of $14K and increases in various liabilities which were partially offset by non-cash charges, including depreciation expense of $105K and loss on the disposal of fixed assets of $137K.

Net cash provided by investing activities was $114K for the 2002 fiscal year while net cash used in investing activities was $272K for the 2001 fiscal year. Funds provided by investing activities consisted of net sales of equipment and repayment from directors for the year.

Net cash provided by financing activities was $21K for the 2002 fiscal year while net cash provided by financing activities was $621K for the 2001 fiscal year. Funds provided by financing activities consisted of proceeds received during the current year from the subscription for 4,760,000 shares of common stock from a private placement of 20,000,000 shares at $0.02 per share. The proceeds for the balance of the shares of common stock sold in this private offering were in an escrow account at June 30, 2002.

We had no long term debt at June 30, 2002 or June 30, 2001.

We have implemented various cost management measures to reduce our overhead in response to our declining revenues. We are also evaluating various opportunities to accelerate the path to, and attain, profitability. However, there can be no assurance that the cash provided by our current operations will be sufficient to meet our cash needs in the 2003 fiscal year, and in such instance the Company will likely need debt or additional equity financing in order to sustain operations during or after fiscal 2003. There are no commitments to provide any such funding, if needed, or any assurance that such funding be available.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements, together with the independent auditors' report thereon of Blackman Kallick Bartelstein LLP and Moores Rowland, appear beginning on page F-1 of this report.

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

In January 2002, the Company's Board of Directors dismissed Blackman Kallick Bartelstein LLP as the independent auditors for the Company and selected Moores Rowland to serve as its new independent auditors.

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

Arthur Andersen & Co.'s audit report on the financial statements of the Company as of June 30, 2000 and for the three years ended June 30, 1998, 1999 and 2000 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years and any subsequent interim period preceding the resignation of Arthur Andersen & Co., there were no disagreements with Arthur Andersen & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen & Co., would have caused Arthur Andersen & Co. to make reference to the subject matter of the disagreements in connection with its report.

PricewaterhouseCoopers did not render any audit reports on the financial statements of the Company. During the Company's two quarterly interim period preceding the dismissal of PricewaterhouseCoopers, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused PricewaterhouseCoopers to make reference to the subject matter of the disagreements in connection with its report. During the Company's two quarterly interim period preceding the dismissal of PricewaterhouseCoopers, there have been no reportable events of the type required to be disclosed by
Item 304(a)(1)(v) of Regulation S-K.

Blackman Kallick Bartelstein LLP's audit report on the financial statements of the Company as of June 30, 2001 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the subsequent interim period preceding the resignation of Blackman Kallick Bartelstein LLP, there were no disagreements with Blackman Kallick Bartelstein LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Blackman Kallick Bartelstein LLP, would have caused Blackman Kallick Bartelstein LLP to make reference to the subject matter of the disagreements in connection with its report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT
EMPLOYEES

The following table sets forth certain information regarding the directors and executive officers of the Company.

         NAME                       AGE               POSITION
         Andy Lin          56                President, Chief Executive Officer,
                                             Chief Financial Controller and
                                             Director
         Francis Tsui               41       Director
         Sai Keung Chan    46                Secretary and Director
         Jun Liang                  41       Director
         Shim Yang                  44       Director
         Sonny Hung                 40       Director
         Catalina Chan              51       Director

There are no family relationships among any of the directors or officers of the Company.

BUSINESS EXPERIENCE

ANDY LIN has served as President, Chief Executive Officer and Chief Financial Controller of the Company since June 2001 and as a director of the Company since October 1998. Mr. Lin co-founded the Company's predecessor, IML, in January 1998 and previously served as Vice President of the Company from the Merger, in October 1998. Prior to forming IML, he was the vice president of China Business Resources from 1994 to 1998. Mr. Lin graduated from Tsinghua University in 1970 with a Bachelor degree and from the Chinese Academy of Sciences in 1981 with a Master of Science degree in computer science.

FRANCIS TSUI has served as a Director of the Company since June 2001. Mr. Tsui has served as Managing Director of Ebiz Incubation, an information technology investment holding firm, since 2000. Previously, Mr. Tsui served as Assistant Director of John Hancock Financial Services, a private equities company, from 1995 to 1998. From 1998 to 1999, Mr Tsui was the Director of Business Development in Eastgate (HK) Limited. Mr. Tsui received a Ph.D. in Chinese Culture and History and an MBA from the University of Hawaii.

JUN LIANG co-founded the Company's predecessor, IML, in January 1998 and served as its President and a director from inception until the Merger in October 1998 and as President of the Company from the date of the Merger until June 2001 and as a director of the Company since the Merger. Prior to forming IML, from 1994 to 1998, Mr. Liang was the president of China Business Resources, a privately-owned Hong Kong company specializing in providing company directories, business directory services and other business information in print, CD-ROM and electronic format. Mr. Liang graduated from Beijing Shijou University in 1982 with a Bachelor of Science degree in Chemical Engineering and from Stanford University in 1986 with a Master of Science degree in Chemical Engineering.

SAI KEUNG CHAN joined the Company's predecessor, IML, as Secretary and a director in January 1998 and assumed the same positions with the Company following the Merger in October 1998. Mr. Chan received a law degree from the University of Southampton, U.K. and since 1986 has been a partner in the law firm of Liau, Ho & Chan in Hong Kong.

SHIM YANG joined the Company's predecessor, IML, as a director in January 1998 and was appointed a director of the Company following the Merger in October 1998. Since December 1997, Mr. Yang has been a Managing Director of Corporate Finance International Ltd., a privately-held investment consulting and business brokerage company in Hong Kong specializing in corporate finance and business restructuring consulting, where he is responsible for corporate development and strategic management. From January 1997 to December 1997, Mr. Yang served as Managing Director of CEC (HK) Ltd., a privately-held company in Hong Kong specializing in securing financing for start-up Internet companies in Hong Kong and China. From 1993 to 1996, Mr. Yang served as Managing Director of Eagle Gain Ltd., a privately-held company in Hong Kong specializing in securing financing for real estate development in China. Mr. Yang received a Bachelors degree in Economics from the University of Foreign Trade in China in 1982.

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

CATALINA CHAN has served as a director of the Company since April 2002. Ms. Chan. first established Multi M Company Limited in 1984 and it was one of the first companies to introduce Casio Products into China and is responsible for the trading and logistic management of these products in China. She has over 18 years of experience in China trade for digital products including cameras, watches, personal computers and printers, software and accessories.

TERM OF OFFICE

The directors named above will serve until the next annual meeting of the Company's shareholders. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2002 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following: A Form 4 for transactions that took place in March 28, 2002 by Grand Grade International Limited, an entity owned by Catalina Chan, a director, was not filed as required. The Form 4 will be filed by November 8, 2002.

ITEM 10. EXECUTIVE COMPENSATION

For the 2002 fiscal year, all executive officers received their salaries from the Company and no bonus was paid to any executive officer.

During the 2002 fiscal year, the Company did not have any executive officer receiving compensation of at least $100,000 per year. The following table sets forth information as to the compensation paid or accrued to the Chief Executive Officer for the three years ended June 30, 2002:

                                                                       ANNUAL COMPENSATION
                                                                                       OTHER ANNUAL         ALL
OTHER
         NAME AND PRINCIPAL POSITION             YEAR             SALARY                 BONUS          COMPENSATION
COMPENSATION

Andy Lin...................................      2002     $ 76,923  $    -          $        -    $           0
   Chief Executive Officer.................      2001       76,923       -               5,640                0
   and President (1).......................      2000       76,923       -               7,692                0

Jun Liang..................................      2002      $ 5,769  $    -                   -    $           0
  Chief Executive Officer,.................      2001       92,307       -               5,640                0
  Chairman and President (2)...............      2000       92,307       -               7,692                0


(1)  Mr. Lin was appointed as Chief Executive Officer and President of the

     Company in June 2001. Previously, Mr. Lin served as Vice President of the Company. (2) Mr. Liang served as Chief Executive Officer of the Company from October 1998 until June 2001.

During fiscal 2002, the Company did not make option grants to any of its directors or executive officers.


DIRECTOR'S COMPENSATION

Neither employee nor non-employee directors received any compensation for his or her service as a director in the 2002 fiscal year.

The Company reimburses its directors for out-of-pocket expenses incurred on behalf of the Company.

OTHER COMPENSATION AND EMPLOYMENT ARRANGEMENTS

No executive officer, at June 30, 2002, had an employment agreement.

The Company does not have any pension, profit-sharing, stock bonus, or other benefit plans. The Company expects to enter into employment agreements with key employees, to implement comprehensive compensation arrangements with its officers and to adopt benefit plans in the future to attract and retain officers and key employees.

In January 2001, the Board of Directors adopted, subject to shareholder approval within 12 months, a stock option plan under which 3,000,000 shares of common stock were to be reserved for issuance pursuant to options to be granted to key employees. However, no shareholder approval was obtained, and in a Board of Director meeting in September 2001, the stock option plan was revoked. No options have been granted under the plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

         The following table is furnished as of September 11, 2002, to indicate beneficial ownership of shares of the Company's common stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's common stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group.

         Name and Address of                                  Number of Shares
         BENEFICIAL OWNER (1)                                 BENEFICIALLY OWNED      PERCENT

     Allied Point Limited (3)...........................         3,218,653   (2)      9.71%
     Jun Liang (3)......................................         3,218,653   (2)      9.71%
     Andy Lin (3).......................................         3,218,653   (2)      9.71%
     eBiz Incubation Co. Ltd. (4).......................         1,152,000   (5)      3.47%
     Francis Tsui (4)...................................         1,152,000   (5)      3.47%
     Shim Yang..........................................           350,000            1.05%
     Catalina Chan (6)..................................         1,000,000            3.01%
     Grand Grade International Ltd (6)..................         1,000,000            3.01%
     Sai Keung Chan.....................................           700,000            2.11%
     Sonny Hung.........................................                 0               0%


     E-World Investment Holding Ltd.....................         5,340,000           16.12%
     Mass United Investment Ltd.........................         2,500,000            7.55%
     All officers and directors as a group (7 persons)..         6,420,653            19.4%

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

(3) Address is 10th Floor, B10-07 Guomao Building, Renmin Rd.(South), Shenzhen, China 518014.

(4) Address is Rm 3106, China Merchants Tower, Shun Tak Centre, 200 Connaught Road, Central, Hong Kong.

(5) Francis Tsui is Managing Director of eBiz Incubation Co. Ltd. and may be deemed to be the beneficial owner of the shares held by eBiz Incubation Co. Ltd.

(6) Catalina Chan is director and shareholder of Grand Grade International Ltd. and may be deemed to be the beneficial owner of the share held by Grand Grade International Ltd.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended June 30, 2001 and 2002, Jun Liang and Andy Lin, officers, directors and principal shareholders of the Company, advanced funds to, and were advanced funds by, the Company on an unsecured, non-interest bearing basis without pre-determined repayment terms. At June 30, 2001, the net balances owed to Mr. Liang and Mr. Lin were $124,340 and $111,853, respectively. At June 30, 2002, the net balances owed to Mr. Liang and Mr. Lin were $80,891 and $143,496, respectively.

During the 2002 fiscal year, the Company issued to various investors, employees and other parties, a total of 20,000,000 shares of its common stock, which constitutes 60.4% of the Company's total issued and outstanding shares after such issuance, at $0.02 per share. In relation to this offering, the Company entered into an agreement with a placement agent, Yorkshire Capital Ltd., for the issuance of 2,000,000 shares of common stock in payment for its fee in placing the securities. Mr. Sonny Hung, a director of the Company, is the Vice-President of Yorkshire Capital Ltd.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit
         NUMBER                     DESCRIPTION OF EXHIBIT

2.1      Exchange Agreement with Shareholders of Intermost Limited (1)
3.1      Articles of Incorporation (1)
3.2      Bylaws (1)
10.1     Employment Agreement, dated March 25, 2002, with Zacky Sun (5)
10.3     Cooperative Agreement re:formation of Jiayin E-Commerce joint venture
         (1)
10.4     Agreement re: acquisition of customer accounts from Labtam Corporation
         (1)
10.5     Subscription Agreement re: sale of common stock (1)
10.8     Agreement Regarding Transfer of Properties on 38th Floor, Guomao
         Building (2)
10.9 Joint Venture Agreement, dated June 1, 2000, re: Shenzhen SinoE E-commerce Co. Ltd.(3)
10.10 Subscription Agreement dated October 24, 2000, by and among Intermost Corporation, J.R. Hi-Tech Investment Corporation, Xinlei Wang and Yong Jiang (4)
21.0     Significant Subsidiaries(6)
23.0     Consent of Independent Accountants (6)
99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

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

(5) Incorporated by reference to the respective exhibits filed with Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.

(6)  Filed herewith.


(b)      Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTERMOST CORPORATION




                                              BY: /s/ Andy Lin
                                              ANDY LIN
                                              PRESIDENT, CHIEF EXECUTIVE OFFICER
                                              AND CHIEF FINANCIAL OFFICER
Dated:   October 31, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                                        TITLE                                            DATE


/s/ Andy Lin                             President, Chief Executive Officer,         October 31, 2002
----------------------------------       Chief Financial Officer and Director
Andy Lin


/s/ Francis Tsui                         Director                                    October 31, 2002
----------------------------------
Francis Tsui


/s/ Sai Keung Chan                       Director                                    October 31, 2002
----------------------------------
Sai Keung Chan


/s/Shim Yang                             Director                                    October 31, 2002
----------------------------------
Shim Yang


/s/ Sonny Hung                           Director                                    October 31, 2002
----------------------------------
Sonny Hung


/s/ Catalina Chan                        Director                                    October 31, 2002
----------------------------------
Catalina Chan


                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO RULES 13A-14 AND 15D-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     I, Andy Lin, Chief Executive Officer and Chief Financial Officer of Intermost Corporation, certify that:

(1)  I have reviewed this Annual Report on Form 10-KSB of Intermost Corporation.

(2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

(3) Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report.

Dated:  October 31, 2002


                                          /s/ Andy Lin
                                          --------------------------------------
                                          Andy Lin, Chief Executive Officer and
                                          Chief Financial Officer

EXHIBIT 21

                      LIST OF SIGNIFICANT SUBSIDIARIES


NAME OF SUBSIDIARY                               JURISDICTION OF ORGANIZATION

China e.com Information Technology Ltd.           People's Republic of China

Intermost Limited                                 British Virgin Islands

Intermost Focus Advertising Company Ltd.          People's Republic of China

                                                                      EXHIBIT 99
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Intermost Corporation (the "Company") on Form 10-KSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andy Lin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                          /s/ Andy Lin
                          ---------------------------------
                          Andy Lin
                          Chief Executive Officer and Chief Financial Officer October 31, 2002

                              INTERMOST CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Public Accountants                                                        F-1

Report of Independent Auditors                                                                  F-2

Consolidated Balance Sheets as of June 30, 2002                                                 F-3

Consolidated Statements of Operations for the year ended June 30, 2001 and 2002                 F-4

Consolidated Statements of changes in Stockholders' Equity for the years ended
   June 30, 2001 and 2002                                                                       F-5

Consolidated Statements of Cash Flows for the year ended June 30, 2001 and 2002                 F-6

Notes to and forming part of the Consolidated Financial Statements                        F-7 - F25

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------

To the Stockholders and the Board of Directors of Intermost Corporation:

We have audited the accompanying consolidated balance sheet of Intermost Corporation and Subsidiaries ("the Group") as of June 30, 2001 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements for the Company as of and for the year ended June 30, 2000 were audited by other auditors whose report dated October 9, 2000 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on the test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


/ s / Blacjman Kallick Bartelstein, LLP

Chicago, Illinois
October 22, 2001

REPORT OF INDEPENDENT AUDITORS
------------------------------



To the Stockholders and the Board of Directors of

INTERMOST CORPORATION

We have audited the accompanying consolidated balance sheet of Intermost Corporation (the "Company") and its subsidiaries (the "Group") as of June 30, 2002, and the related consolidated statements of operations, cash flows and change in stockholders' equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Group as of and for the year ended June 30, 2001 were audited by other auditors whose report dated October 22, 2001, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of June 30, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern. As discussed in Note 2(b) to the financial statements, the Group has suffered recurring losses from operations and continues to experience negative cash flow from operations that raise substantial doubt its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2(b). The financial statements do not include any adjustments that might result from the outcome of this uncertianty.







MOORES ROWLAND
CHARTERED ACCOUNTANTS
CERTIFIED PUBLIC ACCOUNTANTS,
HONG KONG, OCTOBER 31, 2002

INTERMOST CORPORATION

CONSOLIDATED BALANCE SHEET



                                                                                     AS OF JUNE 30,
                                                                                 -----------------------
                                                                                  2002            2002
ASSETS                                                                             RMB             US$

CURRENT ASSETS
Cash and cash equivalents ................................................       443,607         53,576
Accounts receivable, net of allowance for doubtful accounts of Rmb41,450 .       658,641         79,546
Costs and estimated earnings in excess of billings .......................       150,170         18,136
Deposits, prepayments and other receivables, net of allowance for doubtful
    accounts of Rmb399,810 (Note 3) ......................................     1,530,962        184,899
Amount due from custodian ................................................     2,523,743        304,800
Due from related companies ...............................................        72,345          8,737
                                                                             -----------    -----------

TOTAL CURRENT ASSETS .....................................................     5,379,468        649,694

Plant and equipment, net (Note 4) ........................................     3,248,326        392,310
                                                                             -----------    -----------

TOTAL ASSETS .............................................................     8,627,794      1,042,004
                                                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accruals and other payables (Note 5) .....................................     2,257,604        272,657
Deferred revenue .........................................................       432,534         52,238
Business tax and government surcharges payable ...........................        21,963          2,653
Due to directors (Note 11) ...............................................     1,857,930        224,388
                                                                             -----------    -----------

TOTAL CURRENT LIABILITIES ................................................     4,570,031        551,936
                                                                             -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 9)

MINORITY INTERESTS .......................................................        90,584         10,940
                                                                             -----------    -----------

STOCKHOLDERS' EQUITY
Preferred stock, par value of US$0.001 (Note 7):
- Authorized - 5,000,000 shares
- None outstanding .......................................................          --             --
Common stock, par value US$0.001:
- Authorized - 100,000,000 shares
- Outstanding and fully paid - 33,120,481 shares .........................       274,279         33,125
- Reserved and to be issued - 2,000,000 shares ...........................        16,560          2,000
Additional paid-in capital ...............................................    62,085,259      7,498,220
                                                                             -----------    -----------

                                                                              62,376,098      7,533,345

Accumulated deficit ......................................................   (58,378,023)    (7,050,486)
Accumulated other comprehensive loss .....................................       (30,896)        (3,731)
                                                                             -----------    -----------

TOTAL STOCKHOLDERS' EQUITY ...............................................     3,967,179        479,128
                                                                             -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................     8,627,794      1,042,004
                                                                             ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                YEARS ENDED JUNE 30,
                                                   ----------------------------------------------
                                                        2001            2002           2002
                                                        RMB             RMB            US$

Net revenues (Note 2(g)) ........................     8,149,002      4,902,248        592,059
Cost of revenues (Note 2(i)) ....................    (6,990,102)    (3,321,014)      (401,089)
                                                    -----------    -----------    -----------

Gross profit ....................................     1,158,900      1,581,234        190,970

Selling, general and administrative expenses ....   (28,926,800)    (8,497,414)    (1,026,258)
                                                    -----------    -----------    -----------

LOSS FROM OPERATIONS ............................   (27,767,900)    (6,916,180)      (835,288)

Other income (expense):
Loss on disposal of fixed assets ................      (324,441)      (314,242)       (37,952)
Loss on abandonment of phone payment system .....    (6,734,706)          --             --
Loss on abandonment of fixed assets .............          --         (817,496)       (98,731)
Share of loss in an associated company ..........    (2,277,286)          --             --
Impairment of investment in an associated company    (1,189,192)          --             --
Gain on liquidation of an associated company ....          --          560,847         67,735
Interest income (Note 2(j)) .....................       101,259         14,169          1,711
Other net income ................................        40,226        522,092         63,055
                                                    -----------    -----------    -----------

TOTAL OTHER EXPENSE, NET ........................   (10,384,140)       (34,630)        (4,182)
                                                    -----------    -----------    -----------

LOSS BEFORE MINORITY INTERESTS ..................   (38,152,040)    (6,950,810)      (839,470)

Minority interests ..............................     3,341,063         (2,954)          (357)
                                                    -----------    -----------    -----------

NET LOSS ........................................   (34,810,977)    (6,953,764)      (839,827)

Other comprehensive loss:
    Currency translation adjustments ............           (10)          --             --
                                                    -----------    -----------    -----------

COMPREHENSIVE LOSS ..............................   (34,810,987)    (6,953,764)      (839,827)
                                                    ===========    ===========    ===========

Net loss per share (Note 2(o))
Weighted average number of shares outstanding
    - basic                                          11,899,202     14,189,163     14,189,163
                                                     ==========     ==========     ==========

Loss per common share
    Basic                                                 (2.93)         (0.49)         (0.06)
                                                     ==========     ==========     ==========
                                                          (2.93)         (0.49)         (0.06)
    Diluted
                                                     ==========     ==========     ===========







THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                               COMMON STOCK



                                                                                      RESERVED AND TO BE
                                                                 ISSUED                    ISSUED
                                                         ---------------------    --------------------------       ADDITIONAL
                                                         Number of                Number of                          PAID-IN
                                                            shares     AMOUNT        shares          AMOUNT          CAPITAL
                                                                          RMB                           RMB              RMB

Balance as of June 30, 2000 .......................    10,971,468        90,840       800,000          6,624     51,902,537

Common stock issued ...............................     1,984,013        16,473      (800,000)        (6,624)     2,761,151
Issuance of common stock for marketing services ...
   received .......................................       150,000         1,242          --             --        3,749,598
Issuance of common stock to employee in Lieu of ...
   salary .........................................        15,000           124          --             --          542,133
Currency translation adjustments ..................          --            --            --             --             --
Net loss ..........................................          --            --            --             --             --

Balance as of June 30, 2001 .......................    13,120,481       108,679          --             --       58,955,419

Proceeds on issuance of common stock, net of
   issuance cost of Rmb331,200, of which the shares
   for issuance cost have not been issued .........    20,000,000       165,600     2,000,000         16,560      3,129,840
Net loss ..........................................          --            --            --             --             --

Balance as of June 30, 2002 .......................    33,120,481       274,279     2,000,000         16,560     62,085,259







THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

(Continued from table above, first column repeated)




                                                                                      ACCUMULATED
                                                                                            OTHER
                                                      SUBSCRIPTION    ACCUMULATED   COMPREHENSIVE
                                                        RECEIVABLE        DEFICIT            LOSS      TOTAL           TOTAL
                                                               RMB            RMB             RMB        RMB             US$

Balance as of June 30, 2000 .......................      (621,000)   (16,613,282)       (30,886)    34,734,833      4,195,028

Common stock issued ...............................       621,000           --             --        3,392,000        409,662
Issuance of common stock for marketing services ...
   received .......................................          --             --             --        3,750,840        453,800
Issuance of common stock to employee in Lieu of ...
   salary .........................................          --             --             --          542,257         65,490
Currency translation adjustments ..................          --             --              (10)           (10)            (1)
Net loss ..........................................          --      (34,810,977)          --      (34,810,977)    (4,204,224)

Balance as of June 30, 2001 .......................          --      (51,424,259)       (30,896)     7,608,943        918,955

Proceeds on issuance of common stock, net of
   issuance cost of Rmb331,200, of which the shares
   for issuance cost have not been issued .........          --             --             --        3,312,000        400,000
Net loss ..........................................          --       (6,953,764)          --       (6,953,764)      (839,827)

Balance as of June 30, 2002 .......................          --      (58,378,023)       (30,896)     3,967,179        479,128









THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

INTERMOST CORPORATION
================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                        YEARS ENDED JUNE 30,
                                                                             --------------------------------------------
                                                                                 2001            2002          2002
                                                                                  RMB             RMB           US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .................................................................   (34,810,977)    (6,953,764)      (839,827)
Adjustments to reconcile net loss to net cash used in operating activities
    Bad debt written off: - Accounts receivable ..........................       145,793           --             --
                          - Deposit on investment in JRHIC ...............     1,500,000           --             --
    Provision for doubtful debt:- Accounts receivable ....................          --           41,450          5,006
                                - Other receivables ......................          --          399,810         48,286
                                - Due from a related party ...............     2,354,000           --             --
    Deposits for acquisition of projects owned by Internet.com written off          --          496,800         60,000
    Marketing expenses and employee compensation paid through issuance of
       common stock ......................................................     4,293,097           --             --
    Loss on disposal of fixed assets .....................................       324,441        314,242         37,952
    Loss on abandonment of phone payment system ..........................     6,734,706           --             --
    Loss on abandonment of fixed assets ..................................          --          817,496         98,731
    Depreciation and amortization of plant and equipment and phone payment
       system ............................................................     2,759,488        865,337        104,509
    Amortization of intangible assets ....................................     1,199,996           --             --
    Share of loss of an associated company ...............................     2,277,286           --             --
    Impairment of investment in an associated company ....................     1,189,192           --             --
    Minority interests ...................................................    (3,341,063)         2,954            357
    Stock-based compensation costs .......................................     1,744,878           --             --
    Gain on liquidation of an associated company .........................          --         (560,847)       (67,735)
Changes in operating assets and liabilities:
    Accounts receivable, net .............................................       328,486       (240,812)       (29,084)
    Costs and estimated earnings in excess billings ......................       290,990        203,040         24,522
    Deposits, prepayments and other receivables ..........................       208,467       (117,094)       (14,142)
    Inventories ..........................................................        41,240         15,818          1,910
    Accruals and other payables ..........................................      (573,275)       388,643         46,938
    Deposit on liquidation of investment in an associated company ........     1,000,000           --             --
    Deferred revenue .....................................................      (181,546)        20,431          2,468
    Deferred rent ........................................................       362,638       (362,638)       (43,797)
    Deposits from customers ..............................................      (201,500)       (61,400)        (7,415)
    Business tax and government surcharge payable ........................        37,236        (66,781)        (8,065)

NET CASH USED IN OPERATING ACTIVITIES ....................................   (12,316,427)    (4,797,315)      (579,386)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions of plant and equipment and phone payment system ................    (2,007,435)       (17,612)        (2,127)
Proceeds on disposal of plant and equipment ..............................          --          441,889         53,368
Repayments from (loans to) directors .....................................       284,265        520,133         62,818
Due from related companies ...............................................      (530,720)          --             --

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ......................    (2,253,890)       944,410        114,059

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from  issuance of common stock ..............................     3,392,000        788,257         95,200
Proceeds from (repayments to) directors ..................................     1,747,483       (617,883)       (74,623)

NET CASH PROVIDED BY FINANCING ACTIVITIES ................................     5,139,483        170,374         20,577

Effect of exchange rate changes on cash and bank deposits ................           (10)          --             --

Net decrease in cash and bank deposits ...................................    (9,430,844)    (3,682,531)      (444,750)
Cash and bank deposits, beginning of year ................................    13,556,982      4,126,138        498,326

CASH AND BANK DEPOSITS, END OF YEAR ......................................     4,126,138        443,607         53,576

NON-CASH TRANSACTION:
Receivable from issuance of common stock .................................          --        2,523,743        304,800

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

INTERMOST CORPORATION
================================================================================

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

     Intermost Corporation (the "Company") was incorporated in the State of Utah, United States of America on March 6, 1985. The Company changed its name from Utility Communications International, Inc. to Intermost Corporation on October 23, 1998.

     During the period from January 2, 1998 to October 22, 1998, the Company was inactive. On October 23, 1998, the Company acquired 100% interest in
     Intermost Limited ("IL"; a company incorporated in the British Virgin Islands) by issuing 4,970,000 shares of common stock of par value of US$0.001 each (after the redenomination of par value and a stock split) to the shareholders of IL.

     The acquisition of IL by the Company on October 23, 1998 has been treated as a reverse acquisition since IL is the continuing entity as a result of the exchange reorganization.

     IL and its subsidiaries (the "IL Group") are principally engaged in the provision of business portal and e-commerce solutions, the development of software and the provision of consultation services in the People's Republic of China ("the PRC") and Hong Kong.

     Details of the Company's subsidiaries (which together with the Company are collectively referred to as the "Group") and their principal activities as of June 30, 2002 were as follows:

                                                             PLACE OF     PERCENTAGE OF
                                                       INCORPORATION/   EQUITY INTEREST
                                                    -----------------   ATTRIBUTABLE TO
        NAME                                             REGISTRATION         THE GROUP           PRINCIPAL ACTIVITIES
        Intermost Limited ("IL")                          The British              100%         Investment holding and
                                                       Virgin Islands                         development of software.
                                                                                                  Ceased operations of
                                                                                            development of software in
                                                                                                                  2001

        China E.com Information Technology Ltd.               The PRC              100%   Provision of business portal
          ("CECITL")*                                                                         and e-commerce solutions

        IMOT Information Technology (Shenzhen)                The PRC              100%                       Inactive
          Ltd. ("IITSL")*

        Intermost (Hong Kong) Limited ("IHKL")              Hong Kong              100%                       Inactive

        Shenzhen Bank Union & Jiayin E-commerce               The PRC             55.3%     Provision of phone payment
          Company Ltd. ("SBUJE")**                                                            system services.  Ceased
                                                                                                    operations in 2001

        Intermost Focus Advertising Company Ltd.              The PRC               90%       Provision of advertising
          ("IFACL")**                                                                          consultancy, and agency
                                                                                            services and production of
                                                                                                 advertising materials

* CECITL and IITSL are wholly owned foreign enterprises established in the PRC to be operated for a period of 10 years until 2008.


** SBUJE and IFACL are equity joint ventures established in the PRC to be operated for a period of 10 years until 2009 and 2010, respectively.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of accounting

          The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements are presented in Renminbi which is the Group's functional currency as the Group's operations are primarily located in the PRC.

     (b)  Going concern considerations

          As shown in the accompanying consolidated financial statements, the Company incurred a net loss of Rmb6,953,764 for the year ended June 30, 2002 and continues to experience negative cash flows from operations. Management will be required to raise additional capital through an offering of securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. Additionally, the Company and its principle shareholders are exploring the possibility of obtaining loans from other third party sources. Management believes that these actions will assist the Company in reaching the point of profitability from operations and enable the Company to raise further capital from private placements or public offerings. If successful, these actions will serve to mitigate the factors which have raised substantial doubt about the Company's ability to continue as a going concern and increase the availability of resources for funding of the Company's current operations and future market development.

     (c)  Principles of consolidation

          The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material intra-group balances and transactions have been eliminated on consolidation.

     (d)  Cash and cash equivalents

          The Company considers all cash and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     (e)  Associated company

          An associated company is an enterprise in which the Group has significant influence, but not control or joint control, and thereby have the ability to participate in their financial and operating policy decisions.

          In the consolidated financial statements, investment in an associated company is accounted for under the equity method of accounting, whereby the investment is initially recorded at cost and the carrying amount is adjusted thereafter for the post acquisition change in the Group's share of the associate's net assets.

     (f)  Plant and equipment and depreciation

          Plant and equipment is stated at cost less accumulated depreciation and accumulated impairment loss. The cost of an asset consists of its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use, which include the estimated cost for dismantling, removing the asset and restoring the site.

          Expenditure incurred to replace a separate component of an item of plant and equipment, including major inspection and overhaul expenditure, is capitalized and accounted for as a component of the asset. Other subsequent expenditure is capitalized as an additional cost of the asset only when it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset.

          The gain or loss arising from the retirement or disposal of plant and equipment is determined as the difference between the sales proceeds and the carrying amount of the assets and is recognized as an income or expense in the statement of operations.

          When assets are transferred between plant and equipment and other classes of assets, the cost of such an asset on transfer is deemed to be the carrying amount of the asset as stated under its original classification. Any previous revaluation reserve on the asset is frozen upon the transfer until the retirement or disposal of the asset. On retirement or disposal of the asset, the frozen revaluation reserve is transferred directly to retained earnings.

          Depreciation is calculated to write off the cost of plant and equipment over their estimated useful lives from the date on which they become fully operational and after taking into account of their estimated residual values, using the straight line method, at the following annual rates:

           Buildings                                20 years
           Computer equipment                       3 years
           Motor vehicles                           5 years
           Furniture and office equipment           5 years
           Leasehold improvement                    shorter of 1 to 3 years or
                                                    the unexpired term of leases

          The Group recognizes an impairment loss on plant and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges) indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation. Measurement of the impairment loss is based on the fair value of the assets.

     (g)  Net revenues

          The Company recognizes revenue on the elements when there is persuasive evidence of an agreement with customers, with a fixed fee that is collectible and when delivery has occurred or service has been rendered.

          Revenue from website development contract is recognized under the percentage of completion method using milestones as a measure of progress towards completion. Revenues are allocated to the elements of the contract based on the fair values of the elements. Provisions for estimated contract losses are recognized in the year the loss becomes probable and can be reasonably estimated. The asset, costs and estimated earnings in excess of billings represents revenue recognized in excess of amounts billed.

          Revenue from maintenance contracts is recognized on a straight-line basis over the term of the maintenance contract, generally twelve months. The unearned portion of maintenance revenue is classified as deferred revenue and amortized over the life of the contract.

     (h)  Research and development expenditures

          Research and development expenses are charged to expense as incurred and consist primarily of salaries, supplies and depreciation of equipment used in research and development activities. The Group incurred costs totaling Rmb1,200,397 in the year ended June 30, 2001.

     (i)  Cost of revenues

          Cost of revenues includes the cost of the direct labour force, sub contract fee, costs of systems sales and integration, depreciation and amortization, and other costs associated with the same, including travel, welfare, office and related expenses allocable to the engineering and technician staff.

     (j)  Other income

          Other income consists mainly of rental income and written back of lease incentive for the year ended June 30, 2002.

     (k)  Income taxes

          Income taxes are provided under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 109, which requires recognition of the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards under the liability method. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Group has recorded a full valuation allowance for its deferred tax assets as of June 30, 2002 due to the uncertainty of the realizability of those assets.

     (l)  Operating leases

          Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable and receivable under operating leases are recorded in the statement of operations on a straight-line basis over the lease terms. Lease incentives received are recognized in the statement of operations as an integral part of the net consideration agreed for the use of the leased asset.

     (m)  Comprehensive income (loss)

          The Group has adopted SFAS No. 130 "Reporting Comprehensive Income", which requires the disclosure of comprehensive income, which includes net income (loss), unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

     (n)  Foreign currency translation

          The  Group  considers  Renminbi  as  its  functional   currency  as  a
          substantial portion of the Group's business activities are based in Renminbi.

          The translation of the financial statements of subsidiaries whose functional currencies are other than Renminbi, into Renminbi is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss.

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

     (o)  Loss per common share

          Loss per common share is computed in accordance with SFAS No. 128, by dividing net loss for each period by the weighted average number of shares of common stock outstanding during the period, as if the common stock issued for the acquisition of IL (see Note 1) had been consummated prior to the years presented.

          The computation of diluted loss per common share is similar to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive securities outstanding during the period were exercised.

          No diluted loss per common share was presented in the consolidated statements of operations as the options exercisable contained an exercise price greater than the average market price of the common shares as of June 30, 2001, and there were no dilutive securities available for exercise as of June 30, 2002.

     (p)  Stock-based compensation

          The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB25"), "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board issued Interpretation No. 44 ("FIN44"), "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25"). The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

     (q)  Use of estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include provisions for doubtful accounts, sales returns and allowances, long-lived assets and deferred income taxes. Actual results could differ from those estimates.

     (r)  Fair value of financial instruments

          The estimated fair values for financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes cash, accounts receivable and accounts payable, approximates their carrying value in the financial statements.

     (s)  Accounting pronouncements

          In June 2001,  Financial  Accounting  Standards  board ("FASB") issued
          SFAS No. 141, "Business Combination". SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB No. 16, "Business Combination" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combination initiated after June 30, 2001 are to be accounted for under the purchase method, the pooling of interest method of accounting is prohibited. The adopted of SFAS No. 141 did not have an impact on the Company's financial position, results of operations or cash flows.

          In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". The SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company adopted SFAS No. 142 effective on July 1, 2002, the first day of its financial year 2003. The Company has no goodwill and intangible assets as of June 30, 2002. The Company does not believe that the adoption of the statement will have a material impact on its financial position or result of operations.

          In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". The SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial years beginning after June 15, 2002. The impact of the adoption of SFAS No. 143 on the Group's financial statements is not expected to be material.

          In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 requires long-lived assets be measured at the lower of selling amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for consolidated financial statements issued for financial years beginning after December 15, 2001. The Group does not expect that the adoption of SFAS No. 144 will have a material impact on the Group's financial statements.

          In April 2002, the FASB issued SFAS No. 145 Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement made revisions to the accounting for gains and losses from the extinguishment of debt, rescinded SFAS No. 44, and required certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Group is required to and will adopt SFAS No. 145 on July 1, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Group's financial statements.

          In June 2002, the FASB issued SFAS No. 146 "Accounting for costs associated with Exit or Disposal Activities". This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. An entity's commitment to plan, by itself, does not create a present obligation to others that meets the definition of a liability. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Group does not believe that the adoption of the Statement will have material impact on its financial position or result of operations.

3.   DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

     Deposits, prepayments and other receivables consisted of:

                                                                                            AS OF JUNE 30,
                                                                                  ------------------------------------
                                                                                           2002                  2002
                                                                                            RMB                   US$

        Rental and utilities deposits                                                   122,987                14,854
        Advance to employees                                                             11,416                 1,379
        Advance to Jiayin Investment Company Limited ("JICL") (Note 3(a))                56,803                 6,860
        Prepaid expenses                                                                 54,102                 6,534
        Advances to China Chance Technology & Electronics Co. Ltd. (Note 3(b))          197,950                23,907
        Receivable on liquidation of an associate company                               524,428                63,337
        Fortification for legal proceeding (Note 3(c))                                  535,000                64,613
        Others                                                                           28,276                 3,415
                                                                                  --------------        --------------

                                                                                      1,530,962               184,899
                                                                                  ==============        ==============

Notes:-

(a) JICL was a minority shareholder of one of the Group's subsidiaries until February 2000 when it disposed of all its interest in that subsidiary. Thereafter, JICL was not classified as a related party.

(b) This advance was for future fund raising activities or support to be provided by that company and is collateralized with an asset held in the PRC.

(c) During September of 2000, the Group entered into an agreement to acquire 58.3% of the outstanding shares of JRHIC from its two stockholders. JRHIC's main investment via a holding company, is an ownership of 90% of Shenzhen China Websecurity.com, a Chinese-foreign equity joint venture established in the PRC, which engages in the provision of Internet security services, systems integration and software development services. Based on the terms of the agreement, the consideration was to be Rmb1,500,000 in cash and 510,300 shares of common stock of the Company valued at Rmb10,974,001 or US$2.60 per share. As of June 30, 2001, the Group had paid Rmb1,500,000 in cash, but had not issued the 510,300 shares of common stock, nor had they received the transfer of shares from the stockholders of JRHIC. The Group is in the process of commencing legal action to terminate the agreement and attempt the recovery of Rmb1,500,000. Due to the uncertainty of any recovery from the stockholders of JRHIC, the Group has provided a valuation allowance on the full amount of this receivable, and has accounted for it as a bad debt expense in the fiscal year ended June 30, 2001. During the fiscal year 2002, the Group paid Rmb535,000 to the Court and an Injunction Order was granted against the Defendants to freeze bank accounts held in the name of the Defendants until conclusion or further order from the Court. The management expects that the trial shall be in early 2003.

4.       PLANT AND EQUIPMENT, NET
         Plant and equipment consisted of:

                                                     AS OF JUNE 30,
                                        ----------------------------------------
                                                2002                   2002
                                                 RMB                    US$

  Building                                  2,790,204                336,982
  Computer equipment                          971,460                117,326
  Furniture and office equipment              420,180                 50,270
  Leasehold improvements                      148,416                 17,924
  Motor vehicles                              532,470                 64,308
                                      -----------------      -----------------

  Cost                                      4,862,730                586,810
  Less: Accumulated depreciation           (1,614,404)              (194,500)
                                      -----------------      -----------------

  Plant and equipment, net                  3,248,326                392,310
                                      =================      =================

The title of the building with a net book value of approximately Rmb2,441,000 as of June 30, 2002 has not been transferred to the Group. The Group is in the process of applying for the respective building ownership certificate. The director of the Group is confident that there is no legal impediment to the Group in obtaining the building ownership certificate.

Depreciation expense amounted to Rmb1,517,998 and Rmb865,337 for the year ended June 30, 2001 and 2002 respectively.


5.   ACCRUALS AND OTHER PAYABLES

   Accruals and other payables consisted of:
                                                  AS OF JUNE 30,
                                       --------------------------------------
                                                 2002                   2002
                                                  RMB                    US$
  Accrued operating expenses
      Wages and bonus                         845,610                102,126
      Rental deposit received                  55,789                  6,738
      Legal and professional fees           1,126,518                136,053
  Others                                      229,687                 27,740
                                        ----------------       ----------------

                                            2,257,604                272,657
                                        ================       ================

6.   INCOME TAXES

     The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The Company is subject to the United States federal tax at a rate of 35%. IL was incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, is exempted from payment of the British Virgin Islands income taxes. The subsidiaries (IITSL, CECITL, SBUJE and IFACL) and associated company (SECL) established in the PRC are subject to PRC enterprise income taxes at a rate of 15%. IHKL is subject to Hong Kong profits tax at a rate of 16%. As of June 30, 2001 and 2002, all group companies were in a tax loss position.

     The reconciliation of the United States federal income tax rate to the effective income tax rate based on loss before income taxes stated in the consolidated statements of operations is as follows:

                                                                                YEARS ENDED JUNE 30,
                                                                    ---------------------------------------
                                                                               2001                   2002
                                                                                  %                      %
        United States federal income tax rate                                    35                      35
        Effect of different tax rates in foreign jurisdictions                   (8)                    (10)
        Valuation allowance for deferred tax assets                             (27)                    (25)
                                                                    ----------------       ----------------

                                                                                  -                       -
                                                                    ================       ================

         Deferred taxation consisted of:

                                                                                   AS OF JUNE 30,
                                                                    ---------------------------------------
                                                                               2002                   2002
                                                                                RMB                    US$
        Deferred tax assets, gross
            Net operating loss carry forwards                             3,084,156                372,483
        Valuation allowance                                              (3,084,156)              (372,483)
                                                                    ----------------       ----------------

        Deferred taxes, net                                                       -                      -
                                                                    ================       ================

     The change in valuation allowance from June 30, 2001 to June 30, 2002 is primarily related to the tax effects of the increase in the net operating loss in the current year. The Company has net operating loss carry forwards totaling approximately Rmb20,452,000, as of June 30, 2002, respectively, which begin to expire in the year 2004, primarily relating to their operations in the PRC.

     A valuation allowance has been established for the full amount of the deferred tax benefit related to those loss carry forwards and other deferred tax assets as management believes that it is more likely than not that the benefit will not be realized.

7.   SHARE CAPITAL

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

     On December 16, 1998, the Company sold 1,298,706 shares of common stock, par value US$0.001 each, for cash at US$0.77 per share through a private placement. The net proceeds amounted to approximately Rmb6,918,000
     (equivalent   of   US$836,000),   of   which   approximately   Rmb6,272,000
     (US$758,000) was received during the year ended June 30, 1999 and approximately Rmb646,000 (equivalent of US$78,000) was received during the year ended June 30, 2000.

     On June 8, 1999, the Company reserved to issue 69,700 shares of common stock, par value US$0.001 each, valued at Rmb2,400,000, in connection with its acquisition of system integration contracts and a customer list. Such shares were issued in December 1999.

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

     On January 26, 2000, the Company issued 75,712 shares of common stock, par value US$0.001 each, valued at approximately Rmb3,126,000, as part of the consideration for the acquisition of a phone payment system of the Group.

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

     On March 22, 2000, the Company issued 77,200 shares of common stock, par value US$0.001 each valued at approximately Rmb2,637,000, as part of the consideration for the acquisition of a building in the PRC.

     In August 2000, the Company issued 15,000 shares of common stock to the vice president in charge of business development, par value US$0.001 each in lieu of employee salary, at US$4.37 per share.

     In October 2000, the Company issued 150,000 shares of common stock, par value US$0.001 each for marketing services performed by an unrelated third party, at US$3.02 per share.

     In February 2001, the Company issued 1,152,000 shares of common stock, par value US$0.001 each, for cash at US$0.3125 per share. The net proceeds amounted to approximately Rmb2,742,000 (equivalent of US$331,200). In connection with the issuance, the Company paid a commission of Rmb 238,464 to Sanway Consulting Limited, a company owned by Mr. Yang Shim, a director of the Company.

     In May, 2002, the Company issued 20,000,000 shares of common stock, par value US$0.001 each, for cash at US$0.02 per share. The gross proceeds amounted to Rmb3,312,000 (equivalent to US$400,000). In connection with this issuance, the Company will pay an issuing cost by issuing 2,000,000 shares of common stock of Rmb331,200 (equivalent to US$40,000) to a placement agent. The subscription proceeds amounting to Rmb788,257 has been received and the balance of Rmb2,523,743 was held by the placement agent. The money will be released on demand as and when the board of directors decides to use the money.


8.   STOCK-BASED COMPENSATION

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

     The board of directors resolved to cancel the Share Option Plan 2000 and adopted the new Share Option Plan 2001 effective on January 19, 2001. In September 2001, the board of directors resolved to revoke the Share Option Plan 2001. None of option under the Share Option Plan 2001 issued for the year ended June 30, 2002.

     Changes in outstanding options under the employee stock options for the years ended June 30, 2001 and 2002 are presented below:

                                                           2001                                    2002
                                             ----------------------------------     -----------------------------------
                                                   OPTIONS      WEIGHTED-AVERAGE           OPTIONS      WEIGHTED-AVERAGE
                                                                EXERCISE PRICE                          EXERCISE PRICE
                                                                           RMB                                     RMB

        Outstanding, beginning of year             375,000               30.39             375,000               30.39
        Granted                                          -                   -            (375,000)              (30.39)
                                             ---------------    ---------------     ---------------     ---------------

        Outstanding, end of year                   375,000               30.39                   -                   -
                                             ===============    ===============     ===============     ===============

        Exercisable, end of year                   125,000               24.84                   -                   -
                                             ===============    ===============     ===============     ===============

        Weight average remaining
            contractual life                      8.3 years                                      -
                                             ===============                        ===============


     The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB No. 25. Had compensation expense for the options been accounted for based on fair value on the grant date in accordance with SFAS No. 123, the Company proforma net loss and loss per common share would have been as follows:

                                                                               YEARS ENDED JUNE 30,
                                                             ----------------------------------------------------------
                                                                         2001                 2002                2002
                                                                          RMB                  RMB                 US$

        Proforma net loss                                        (41,043,347)                    -                   -
                                                             =================    =================    ================

        Proforma net loss per common share - basic                     (3.45)                    -                   -
                                                             =================    =================    ================

     The proforma effects of applying SFAS No. 123 may not be representative of actual results had the Company accounted for stock option awards using the fair-value-based method. The weighted-average fair value of the options granted in the fiscal year 2000 was estimated, using the Black-Scholes option-pricing model, to be US$4.63 to US$4.69. The fair value is estimated on the date of grant using the follow assumptions:

        Risk-free interest rate                       5.87%
        Expected dividend yield                         -
        Expected option life (years)                  8 - 9
        Expected stock price volatility              1.3756

9.   OPERATING LEASE COMMITMENTS

     The Group has operating lease agreements for office premises and staff quarters, which extend through 2003. Rental expenses for the years ended June 30, 2001 and 2002 were approximately, Rmb853,000 and Rmb385,888, respectively. Future minimum rental payments as of June 30, 2002, under agreements classified as operating leases with non-cancelable terms, are as follows:

                                                   AS OF JUNE 30,
                                       ---------------------------------------
                                                  2002                   2002
                                                   RMB                    US$
        Fiscal year:
            2003                                28,060                   3,389
                                       ================       ================

         The Group leases out its building under operating leases with lease term of 3 years. The future aggregate minimum rental receivable under non-cancelable operating leases are as follows:

                                                      AS OF JUNE 30,
                                          --------------------------------------
                                                     2002                 2002
                                                      RMB                   US$
        Fiscal year:
            2003                                    199,950             24,149
            2004                                     33,325              4,025
                                           ----------------   ----------------

        Total                                      233,275              28,174
                                           ===============    ================


10.  RETIREMENT PLAN AND POST-EMPLOYMENT BENEFITS

     The Group has no retirement plan or post-employment benefits for its employees.

11.  OTHER RELATED PARTY TRANSACTIONS

     Name and relationship of additional related parties:

        NAME OF RELATED PARTIES             EXISTING RELATIONSHIP WITH THE GROUP

        Chuangshengxin Corporate            Subsidiary of a company with common
          Conventions (Shenzhen) Company    director
          Limited

        Corporate Conventions               Subsidiary of a company with common
          International Limited             director

        Dunwell Computer (H.K.) Limited     During  September of 1999, the Group
          ("DCL")                           entered into an agreement to acquire
                                            70% of DCL, whose  principal
                                            business  activity  is web  hosting,
                                            for Rmb2,996,000. Based on the
                                            agreement, the consideration was to
                                            be the issuance of 51,282 shares of
                                            common stock of the Company, valued
                                            at Rmb 1,498,000 or US$3.53 per
                                            share, and the remainder in cash of
                                            Rmb1,498,000. DCL is a company
                                            substantially owned by Mr. Chan Sai
                                            Tak, brother of Mr. Chan Sai Keung,
                                            a director of the Company and 7%
                                            stockholder of DCL. During 2000, the
                                            Group paid the Rmb1,498,000 and
                                            advanced an additional Rmb321,000 to
                                            DCL. In 2001, the Group advanced an
                                            additional Rmb535,000 to DCL,
                                            bringing the total amount paid and
                                            advanced to Rmb2,354,000. As of
                                            October 22, 2001, the Company had
                                            not issued the 51,282 shares of
                                            common stock, nor had they received
                                            the transfer of shares from the
                                            stockholders of DCL. Due to DCL's
                                            current inability to repay, the
                                            Group has provided a full valuation
                                            allowance amounting to Rmb2,354,000
                                            on this receivable, and accounted
                                            for it as a provision for doubtful
                                            debt in the fiscal year 2001.

                                                      AS OF JUNE 30,
                                                  ----------------------
                                                      2002         2002
                                                       RMB          US$
Due from related company
    Corporate Conventions International Limited      72,345       8,737
                                                  =========   =========

Due to directors
    Mr. Jun Liang .............................     669,780      80,891
    Mr. Andy Lin ..............................   1,188,150     143,497
                                                  ---------   ---------

                                                  1,857,930     224,388
                                                  =========   =========

     The outstanding balances with related company and directors were unsecured, non-interest bearing and without pre-determined repayment terms.

         Summary of related party transactions is as follows:

                                                 YEARS ENDED JUNE 30,
                                                 --------------------
                                                   2002     2002
                                                    RMB      US$

Office rentals and utilities fees charged to Chuangshengxin

Corporate Conventions (Shenzhen) Company Limited   3,843     464
                                                   =====   =====


12.  SEGMENT INFORMATION

     The Group adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information", in respect of its operating segments. The Group reportable segments are E-Commerce Solution section, System Sales
     Integration section, Phone Payment System section and Web Advertisement section. They are managed separately because each business requires different technology and marketing strategies. The Group evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets primarily include cash and cash equivalents, amount due from custodian, and deposit and other receivables. There were no significant inter-segment transactions during any of the reported periods. In determining operating income/loss by reportable segment, general corporate expenses, other income and expense items of non-operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the years ended June 30, 2001 and 2002 are as follows:

         (a)    Net revenues

                                      YEARS ENDED JUNE 30,
                               -----------------------------------
                                  2001        2002         2002
                                   RMB         RMB          US$

E-commerce solutions .......   3,884,118   3,138,809     379,083
System sales and integration   2,862,136     927,384     112,003
Phone payment system .......     629,915        --          --
Web advertisement ..........     772,833     836,055     100,973
                               ---------   ---------   ---------

                               8,149,002   4,902,248     592,059
                               =========   =========   =========

The PRC ....................   8,062,895   4,773,249     576,479
Hong Kong ..................      86,107     128,999      15,580
                               ---------   ---------   ---------

                               8,149,002   4,902,248     592,059
                               =========   =========   =========

         (b)    Net loss:

                                               YEARS ENDED JUNE 30,
                                    -------------------------------------------
                                        2001           2002            2002
                                         RMB            RMB             US$

E-commerce solutions ...........   (16,823,741)    (2,558,483)      (308,996)
System sales and integration ...    (1,759,592)      (273,252)       (33,001)
Phone payment system ...........    (5,959,517)      (557,870)       (67,376)
Web advertisement ..............       (68,327)        36,897          4,456
                                   -----------    -----------    -----------

                                   (24,611,177)    (3,352,708)      (404,917)

Reconciliation:
Net loss for reportable segments   (24,611,177)    (3,352,708)      (404,917)
Unallocated corporate expenses .   (10,199,800)    (3,601,056)      (434,910)
                                   -----------    -----------    -----------

                                   (34,810,977)    (6,953,764)      (839,827)
                                   ===========    ===========    ===========

         (c)    Assets:

                                               AS OF JUNE 30,
                                         -------------------------
                                            2002           2002
                                             RMB            US$

E-commerce solutions ...............    36,958,434      4,463,579
System sales and integration .......       681,784         82,341
Phone payment system ...............     2,056,255        248,340
Web advertisement ..................       907,738        109,630
                                       -----------    -----------

                                        40,604,211      4,903,890
                                       ===========    ===========

Reconciliation:
Total assets for reportable segments    40,604,211      4,903,890
Other corporate assets .............     3,547,313        428,419
Elimination of intra group balances    (35,523,730)    (4,290,305)
                                       -----------    -----------

                                         8,627,794      1,042,004
                                       ===========    ===========

     Substantially all of the Group's identifiable assets are located in the PRC.

         (d)    Other items:

                                            YEARS ENDED JUNE 30,
                                   ----------------------------------
                                      2001         2002        2002
                                       RMB          RMB         US$
               Depreciation:
    E-commerce solutions .......   1,283,326     723,318      87,356
    System sales and integration      62,057      15,812       1,910
    Phone payment system .......      95,316      37,326       4,508
    Web advertisement ..........       5,092      12,930       1,562
    Unallocated corporate assets      72,207      75,951       9,173
                                   ---------   ---------   ---------

                                   1,517,998     865,337     104,509
                                   =========   =========   =========

Expenditures for fixed assets:
    E-commerce solutions .......   1,776,976      16,500       1,993
    System sales and integration         900        --          --
    Phone payment system .......     148,209        --          --
    Unallocated corporate assets      26,857     195,402      23,599
                                   ---------   ---------   ---------

                                   1,952,942     211,902      25,592
                                   =========   =========   =========

     (e)  Major customers

     In the year ended June 30, 2001 and 2002, no single customer accounted for more than 10% of total revenue.


13.  OPERATING RISK

     (a)  Country risk

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

     (b)  Industry risk

     The Company operates in business segments which are characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. Any failure by the Company to anticipate or to respond adequately to technological changes in its industry segments, changes in customer requirements or changes in regulatory requirements or industry standards, could have a material adverse effect on the Company's business and operating results.

     (c)  Concentration of credit

     As of June 30, 2002, five largest accounts receivable accounted for 95% of the total accounts receivable.

     The Group performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in the aggregate have not exceeded management's projections.