Form 10QSB
period 2002-09-30
INTERMOST CORP
filed 2002-11-14
CIK 1088312

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002
                                       OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number: 0-30430

                              INTERMOST CORPORATION
             (Exact name of registrant as specified in its charter)
                Utah                                   87-0418721
          (State or other jurisdiction of             (I.R.S. Employer
            Incorporation or organization)        Identification No.)

             10th Floor, B10-07 Guomao Building, Renmin Rd. (South)
                                 Shenzhen, China
                                     518014
                    (Address of principal executive offices)
                                   (Zip Code)
                               (86) 755 8221 0238
               (Registrant's telephone number including area code)
                                       N/A
    (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURNG THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
        securities under a plan confirmed by a court.  YES [  ]   NO [_]
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant has 33,120,481 shares of common stock issued and outstanding as of November 8, 2002. Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ x ]

INTERMOST  CORPORATION
                                      INDEX


                                                                   Page
                                                                   Number
                                                                 -----------
PART  I  -  FINANCIAL  INFORMATION

         Item  1.  Financial  Statements

         Consolidated  Condensed  Balance  Sheets  --  September
            30,  2002  and  June  30,  2002                                3

         Consolidated  Condensed  Statements  of  Operations  --
            For  the three months ended September 30, 2002 and 2001        4

         Consolidated  Condensed  Statements  of  Cash  Flows  --
            For the three months ended September 30, 2002 and 2001         5

         Notes to Consolidated Condensed Financial Statements              6

         Item  2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      9

PART  II  -  OTHER  INFORMATION

         Item  6.  Exhibits and Reports on Form 8-K                       14

SIGNATURES                                                                15

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                     INTERMOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                       June 30, 2002    September 30, 2002
                                       ------------- -------------------------
                                             RMB           RMB           US$
-------------------------------------  ------------  ------------  -----------
ASSETS
-------------------------------------
Current Assets
-------------------------------------
     Cash and cash equivalents             443,607       358,322       43,275
-------------------------------------  ------------  ------------  -----------
     Accounts receivable, net              658,641       172,275       20,806
-------------------------------------  ------------  ------------  -----------
     Costs and estimated earnings
        in excess of billings             150,170        69,990        8,453
-------------------------------------  ------------  ------------  -----------
     Deposits, prepayments and
        other receivables, net           1,530,962     1,436,545      173,496
-------------------------------------  ------------  ------------  -----------
     Amount due from custodian           2,523,743     2,159,250      260,779
-------------------------------------  ------------  ------------  -----------
     Due from a related company             72,345       72,345        8,737
-------------------------------------  ------------  ------------  -----------
Total Current Assets                     5,379,468     4,268,727      515,546
-------------------------------------  ------------  ------------  -----------

Property and equipment, net              3,248,326     3,042,441      367,445
-------------------------------------  ------------  ------------  -----------

Total Assets                             8,627,794     7,311,168      882,991
-------------------------------------  ------------  ------------  -----------

                      LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
--------------------
     Accruals and other payables         2,257,604     2,022,042      244,208
     --------------------------------  ------------  ------------  -----------
     Accounts payables                           -        51,300        6,196
     --------------------------------  ------------  ------------  -----------
     Deferred Revenue                      432,534       389,178       47,002
     --------------------------------  ------------  ------------  -----------
     Deposits from customers                     -        30,180        3,645
     --------------------------------  ------------  ------------  -----------
     Business tax payable                   21,963        22,426        2,708
     --------------------------------  ------------  ------------  -----------
     Due to directors                    1,857,930     1,919,991      231,883
     --------------------------------  ------------  ------------  -----------
Total current liabilities                4,570,031     4,435,117      535,642
-------------------------------------  ------------  ------------  -----------

Minority interest                           90,584        89,758       10,840
-------------------------------------  ------------  ------------  -----------
Shareholders' equity
-------------------------------------
 Preferred stock, par value US$0.001:
-------------------------------------
   - Authorized-5,000,000 shares
-------------------------------------
   - None outstanding
-------------------------------------
 Common stock, par value US$0.001:
-------------------------------------
-Authorized-100,000,000 shares
-------------------------------------
   -Outstanding and fully paid-
        33,120,481 shares                   274,279       274,279       33,125
-------------------------------------  ------------  ------------  -----------
 Additional paid in capital              62,085,259    62,085,259    7,498,220
-------------------------------------  ------------  ------------  -----------
 Reserved and to be issued -
        2,000,000 shares                     16,560        16,560        2,000
-------------------------------------  ------------  ------------  -----------
 Accumulated deficit                    (58,378,023)  (59,558,909)  (7,193,105)
-------------------------------------  ------------  ------------  -----------
 Accumulated other
     comprehensive loss                     (30,896)      (30,896)      (3,731)
-------------------------------------  ------------  ------------  -----------
Total shareholders' equity                3,967,179     2,786,293      336,509
-------------------------------------  ------------  ------------  -----------
      Total liabilities and
shareholders' equity                      8,627,794     7,311,168      882,991
-------------------------------------  ------------  ------------  -----------
The accompanying notes are an integral part of these condensed financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Months Ended September 30
                                                -------------------------------
                                                 2001               2002
                                              -----------  ------------------------
                                                 RMB          RMB          US$
--------------------------------------------  -----------  -----------  -----------

Net revenues                                   2,476,973      510,350       61,636
--------------------------------------------  -----------  -----------  -----------
Cost of revenues                              (1,871,786)    (498,436)     (60,198)
--------------------------------------------  -----------  -----------  -----------
Gross profit                                     605,187       11,914        1,438
--------------------------------------------  -----------  -----------  -----------


Selling, general and administrative expenses  (2,441,570)  (1,194,901)    (144,312)
--------------------------------------------  -----------  -----------  -----------

Loss from operations                          (1,836,383)  (1,182,987)    (142,874)
--------------------------------------------  -----------  -----------  -----------

Loss on disposal of property and equipment    (817,496)     (50,125)      (6,054)
--------------------------------------------  -----------  -----------  -----------
Other net income                                 431,274       51,400        6,208
--------------------------------------------  -----------  -----------  -----------

Loss before minority interest                 (2,222,605)  (1,181,712)    (142,720)
--------------------------------------------  -----------  -----------  -----------
Minority interest                                  3,897          826          100
--------------------------------------------  -----------  -----------  -----------
Net loss                                      (2,218,708)  (1,180,886)    (142,620)
--------------------------------------------  ===========  ===========  ===========

Net loss per common share-Basic and diluted        (0.17)       (0.04)       (0.01)
--------------------------------------------  ===========  ===========  ===========

Weighted average number of shares outstanding 13,120,481   33,120,481   33,120,481
--------------------------------------------  ===========  ===========  ===========
The accompanying notes are an integral part of these condensed financial statements

                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Three  Months  Ended  September  30,
                                                 -------------------------------------------
                                                   2001                    2002
                                                 ----------      ---------------------------
                                                    RMB              RMB               US$
Cash flows from operating activities:
Net loss                                         (2,218,708)     (1,180,886)       (142,620)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Loss on disposal of property and equipment     817,496          50,125            6,054
     Depreciation                                   342,908         155,760           18,812
     Minority interest                               (3,897)           (826)            (100)
     Changes in operating assets and liabilities:
     Inventories                                          1               -                 -
     Accounts receivable, net                        98,730         486,366            58,740
     Cost and estimated earnings in Excess of
           Billings                                 (74,675)         80,180             9,684
     Deposits, prepayments and
           other receivables                       (342,148)         94,417            11,403
     Accruals, Accounts payable and
           other payables                          (257,955)       (184,262)          (22,255)
     Deposit on liquidation of investment
     in associated company                           72,200               -                 -
     Deferred revenue                               (16,744)        (43,356)           (5,236)
     Deferred rent                                 (362,638)              -                 -
     Deposits from customers                        (61,400)         30,180             3,645
     Business tax payable                           (74,628)            463                56
     Due to directors                                (3,397)        (62,061)            7,495
                                                 -----------      ----------         ---------
     Net cash used in operating activities       (2,084,855)       (449,778)          (54,322)
                                                 -----------      ----------         ---------
Cash flows from financing activities:
Net proceeds from custodian                               -         364,493            44,021
                                                  ----------     ------------         ----------
Net cash provided by financing activities                 -         364,493            44,021
                                                  ----------     ------------         ----------
Net decrease in cash and cash equivalents        (2,084,855)        (85,285)          (10,301)
Cumulative translation adjustment                      (258)              -                 -
Cash and cash equivalents, beginning of period    4,126,138         443,607            53,576
                                                  -----------      ----------         ----------
Cash and cash equivalents, end of period          2,041,025         358,322            43,275
                                                  ===========      ==========         ==========



The accompanying notes are an integral part of these condensed financial statements.

INTERMOST  CORPORATION  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  CONDENSED  FINANCIAL  STATEMENTS

1.     INTERIM  FINANCIAL  PRESENTATION

The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. These financial statements have not been audited by independent accountants. The June 30, 2002 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 2003.

2.     CURRENCY  PRESENTATION  AND  FOREIGN  CURRENCY  TRANSLATION

Unless otherwise indicated as Renminbi ("Rmb"), all financial information contained in this Quarterly Report is presented in United States dollars ("$" or "US$"). Our sales are principally in Renminbi. The translation of Renminbi amounts into US dollars are for reference purpose only and have been made at the exchange rate of Rmb8.28 for US$1. The People's Bank of China sets and publishes daily a base exchange rate with reference primarily to the supply and demand of Renminbi against the United States dollar in the market during the prior day. The People's Bank of China also takes into account other factors such as the general conditions existing in the international foreign exchange markets. Although Chinese governmental policies were introduced in 1996 to reduce restrictions on the convertibility of Renminbi into foreign currency for current amount items, conversion of Renminbi into any other currency for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration for Foreign Exchange. The translation of Renminbi amounts in this quarterly report on Form 10-QSB is not a representation that the Renminbi amounts could actually be converted into United States dollars at that rate or at any other rate on that date or on any other date.

3.     ABANDONMENT  OF  LEASEHOLD

During the quarter ended September 30, 2002, as part of an ongoing cost control program, the Company relocated its offices and terminated the lease on its prior offices. In conjunction with the termination of the prior office lease, the Company recorded a loss on disposal of fixed assets relating to the disposal of furnitures and computer equipment in the amount of $6K*
..

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

5.     LOSS  PER  COMMON  SHARE  -  BASIC

Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, by dividing net loss for each period by the weighted average number of shares of common stock outstanding during the period. No diluted loss per common share was presented in the consolidated condensed statements of operations as there were no dilutive securities available for exercise.
-----------------------------
1 * As used in this 10-QSB, the letter`K` appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $250,799 may be rounded to `$251K`.

6.  CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

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

The following critical accounting policies rely upon assumptions, judgments and estimates and were used in the preparation of the Company's consolidated financial statements:

Revenue  Recognition

Revenues are recognized (i) with respect to services, at the time a project (or a milestone thereof) is completed and accepted by the customer, and (ii) with respect to products, at the time products are delivered to customers and collectibility for such sales is reasonably assured. We have adopted Staff Accounting Bulletin No.101, Revenue Recognition ("SAB 101") in our financial statements. SAB 101 provides in part further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenues in financial statements. The adoption of SAB 101 did not have a material impact on our revenue recognition practices.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

Net  Revenues.

Net revenues during the quarter ended September 30, 2002 were derived principally from e-commerce solutions and system sales and integration while net revenues during the 2001 quarter were derived principally from e-commerce solutions, system sales and integration and web advertisement.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:



                                  Total Net revenues                  Percent of Total Net revenues
                                  ---------------------------------  --------------------------------
                                  Three Months Ended September 30,   Three Months Ended September 30,
                                  ---------------------------------  --------------------------------
                                   2001             2002               2001             2002
                                   ----             ----               ----             ----
                                    US$              US$

E-commerce solutions
- Web site design and development  82,478           36,294             27.6%             58.9%
- Conference services             132,995                -             44.5%              0.0%
                                 --------          -------           -------           -------
                                  215,473           36,294             72.1%             58.9%
System sales integration            8,505           25,125              2.8%             40.8%
Web advertisement                  75,173              217             25.1%              0.3%
                                  -------          -------           -------           -------
     Total                        299,151           61,636            100.0%            100.0%
                                  =======          =======           =======           =======

Total net revenues decreased 79% to $62K during the quarter ended September 30, 2002 compared to $299K during the same quarter in 2001. E-commerce solutions revenues decreased 83% to $36K in the 2002 quarter as compared to $215K in the 2001 quarter. The decrease is mainly attributable to the Company's receipt, in the quarter ended September 30, 2001, of $133K in non-recurring revenue from conference services, which are not considered to be core revenues under the Company's business plan. System sales and integration revenues increased by $17K, or 195%, to $25K in the 2002 quarter as compared to $9K in the 2001 quarter. Web advertisement revenues decreased 99% to $0.2K in the 2002 quarter as compared to $75K for the 2001 quarter.

The change in total net revenues and the character of those sales was primarily attributable to management's decision to revise the Company's plan of operation to develop our business beyond the market for Internet products and services. This market was adversely impacted during the 2001 fiscal year by a sharp decline in worldwide investment in Internet initiatives and by weak economic conditions and slowing economic growth globally, particularly following the terrorist attacks of September 11, 2001 in the United States. We continue to believe that the Chinese Internet market will continue to develop, outpacing the growth of other more mature Internet markets, however, it is our intention to continue operating our core business and to continue to look for potential alliances, such as joint ventures or acquisitions, which will enhance our business.

Cost  of  Revenues.

Cost of revenues consists principally of salaries for computer network technicians, costs of systems sales and integration, depreciation, and other costs, including travel, employee benefits, and office and related expenses allocable to the engineering and technician staff.

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:



                                  Total Net Revenues                  Percent of Total Net Revenues
                                  ---------------------------------  --------------------------------
                                  Three Months Ended September 30,   Three Months Ended September 30,
                                  ---------------------------------  --------------------------------
                                   2001             2002               2001             2002
                                   ----             ----               ----             ----
                                    US$              US$

Engineering/technician salaries    21,340            14,268              7.2%              23.1%
Subcontract fees                  163,107               195             54.5%               0.3%
Cost of system sales
 and integration                   11,019            32,287              3.7%              52.4%
Depreciation                        3,914             2,640              1.3%               4.4%
Other                              26,681            10,808              8.9%              17.5%
                                  -------           -------           -------              ------
     Total                        226,061            60,198             75.6%              97.7%
                                  =======           =======           =======              =====

Costs of revenues decreased 73%, to $60K, or 98% of net revenues, in the 2002 quarter from $226K, or 76% of net revenues, in the 2001 quarter.

The principal components of cost of revenues during the three month period ended September, 2002 were engineer/technician salaries; cost of hardware; other costs associated with support of the engineering/technician staff; and depreciation of equipment utilized in connection with services.

The decrease in costs of revenues, in total and as a percentage of revenues, was principally attributable to a decline in sales as well as to cost containment efforts implemented by management during the 2002 fiscal year, including a decrease in engineering/technician staffing and a decrease in the use of subcontractors.

Selling,  General  and  Administrative  Expense.

Selling, general and administrative expense ("SG&A") consists principally of (1) sales commissions, (2) advertising, (3) other marketing expense, (4) rental expense, (5) salaries for administrative and sales staff, (6) and corporate overhead.

The following table reflects the principal components of SG&A and the percentage of net sales represented by each component for the periods indicated:



                                          Total SG&A                  Percent of Total Net Revenues
                                  ---------------------------------  --------------------------------
                                  Three Months Ended September 30,   Three Months Ended September 30,
                                  ---------------------------------  --------------------------------
                                   2001             2002               2001             2002
                                   ----             ----               ----             ----
                                    US$              US$

Sales and marketing salaries and
  commissions                        29,082            21,282               9.8%             34.5%
Advertising and other sales and
  marketing expenses                 53,212            11,525              17.8%             18.7%
Rentals                              35,719            20,385              11.9%             33.1%
Administrative salaries              42,281            45,907              14.1%             74.5%
Corporate overhead                  104,348            45,213              34.9%             73.3%
Research and development             30,234                 -              10.1%              0.0%
                                   --------           -------              ------           ------
     Total                          294,876           144,312              98.6%            234.1%
                                    =======           =======              ======           ======


For the three months ended September 30, 2002, SG&A decreased 51%, to $144K, or 234% of net sales, from $295K, or 99% of net sales, for the three months ended September 30, 2001.

The decrease in SG&A has been principally attributable to cost containment efforts undertaken during the 2002 quarter, including relocation of the Company's offices to less expensive office space and a reduction in marketing expenses and corporate overhead.

Loss on Disposal of Fixed Assets. The Company incurred a loss in the amount of $6K on the disposal of fixed assets during the 2002 quarter. The loss related to the disposal of furniture and computer equipment in conjunction with the relocation of the Company's office.

Other Expense (Income), Net. Other income, net, totaled $6K during the 2002 quarter as compared to other income of $52K during the 2001 quarter. Other income during the 2002 quarter consisted primarily of the rental income from 38/F Guomao Building. Other income during the 2001 quarter consisted primarily of interest income of $1K and an adjustment of $51K, representing the reversal of the remaining deferred rent that was no longer due because of the early termination of the Company's former office lease.

Minority Interest. Minority interest of $0.1K was reported during the current period as compared to $0.5K of minority interest during the 2001 period. Minority interest reflects the Company's proportionate interest in the losses of Intermost Focus Advertising.

Material  Changes  in  Financial  Condition,  Liquidity  and  Capital  Resources

     At September 30, 2002 the Company had cash and cash equivalents of $43K and negative working capital of $20K as compared to $54K of cash and cash equivalents and $98K of working capital at June 30, 2002.

     Net cash used in operating activities was $54K for the three-month period ended September 30, 2002, while net cash used in operating activities was $252K for the same period in 2001. Funds used in operations primarily relate to the losses incurred during the period of $143K, and reductions in various liabilities which were partially offset by non-cash charges, including depreciation expense of $19K and loss on the disposal of fixed assets of $6K.

     There  was  no  investing  activity  during  the  same  period  in  2001.

     Net cash provided by financing activities was $41K for the three-month period ended September 30, 2002 and no financing activity during the same period in 2001. Funds provided by financing activities consisted of proceeds received from the private placement of our common stock. These proceeds were kept in a custodial account.

     The  Company  had  no  long  term  debt  as  at  September  30,  2002.

     As a result of continuing losses and weakness in the global economy and the Internet sector, the Company has implemented various cost management measures to reduce its overhead in response to its declining revenues. The Company is also evaluating various strategies to attain profitability.

     The Company believes that the funds provided by the private placement of common stock in the first quarter of 2002, combined with its cost savings program and an anticipated improvement of economic conditions and sales during the second half of 2002, will enable the Company to meet anticipated cash flow requirements for the 2003 fiscal year.

     The Company may, however, require additional funding to support operations, accelerate growth or pursue strategic opportunities. There are no commitments to provide any such funding, if needed, nor can there be any assurance that such funding will be available if needed.

Certain  Factors  Affecting  Future  Operating  Results

     Our operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including the level and rate of acceptance of our products and services by the Chinese people, continued growth in the use of the Internet in China, entry of new competition (including established companies from outside China and companies with substantially greater resources), fluctuations in the level of orders for services delivered in a quarter, rescheduling or cancellation of orders by customers, competitive pressures on selling prices, changes in product, service or customer mix, rapid changes in technology, dependence upon certain key employees, availability and cost of computer technicians, loss of any strategic relationships, our ability to introduce new products and services on a timely basis, new product and service introductions by our competitors, requirements for additional capital to support operations and acquisitions, fluctuations in exchange rates, and general economic conditions, among others. Various factors which could effect our future operating results are discussed in our Form 10-KSB.

     Except as noted above, we are not aware of any trends, events or uncertainties which have had, or are reasonably likely to have, a material impact on our operations or our short-term or long-term liquidity.

PART  II  -  OTHER  INFORMATION

Item  6.     Exhibits  and  Reports  on  Form  8-K

     (a)     Exhibits

          3.1   Articles  of  Incorporation(1)
          3.2   Bylaws(1)
           99   Certification  Pursuant  to  18  U.S.C.  Section  1350(2)
               (1) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form 10-SB (Commission File No. 0-30430).

               (2)  Filed  herewith.

Reports  on  Form  8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             INTERMOST  CORPORATION





                                             By:/S/ ANDY LIN
                                               --------------------------------
                                             ANDY  LIN,
                                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                                             AND CHIEF FINANCIAL OFFICER

Dated:     November  14,  2002

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO RULES 13A-14 AND 15D-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     I, Andy Lin, Chief Executive Officer and Chief Financial Officer of Intermost Corporation, certify that:

     I have reviewed this quarterly report on Form 10-QSB of Intermost Corporation.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report.

     I am responsible for establishing and maintaining disclosure controls and procedures for the Company.

     I have designed such disclosure controls and procedures to ensure that material information is made known to me, particularly during the period in which the periodic report is being prepared.

     I have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report; and

     I have presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

     I have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

          (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

          I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November  14,  2002                      /S/ ANDY LIN
                                                 -------------------------------
                                                 Andy  Lin
                                                 Chief  Executive  Officer  and
                                                 Chief  Financial  Officer