Form 10QSB
period 2002-12-31
INTERMOST CORP
filed 2003-02-14
CIK 1088312

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: December 31, 2002
                                       OR

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant has 33,120,481 shares of common stock issued and outstanding as of January 28, 2003.
Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

INTERMOST CORPORATION

                                      INDEX


                                                                   Page
                                                                   Number
                                                                 -----------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets (Unaudited) - December
            31, 2002 and June 30, 2002.................................   2

         Consolidated Condensed Statements of Operations (Unaudited) -
            For the three months ended December 31, 2002 and 2001.....    3

         Consolidated Condensed Statements of Operations (Unadutied) -
            For the six months ended December 31, 2002 and 2001.......    4

          Consolidated Condensed Statements of Cash Flows (Unaudited)-
            For the six months ended December 31, 2002 and 2001..... .    5

         Notes to Consolidated Condensed Financial Statements..........   7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................   9

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.....................  16

SIGNATURES        .....................................................  17

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                     INTERMOST CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

-------------------------------- ------------------- ---------------------------------------
                                   June 30, 2002               December 31, 2002
-------------------------------- ------------------- ---------------------------------------
                                                RMB                  RMB                US$
-------------------------------- ------------------- -------------------- ------------------
--------------------------------------------------------------------------------------------
                                          ASSETS
--------------------------------------------------------------------------------------------
Current Assets
-------------------------------- ------------------- -------------------- ------------------
     Cash and cash equivalents              443,607               40,266              4,863
-------------------------------- ------------------- -------------------- ------------------
     Accounts receivable, net               658,641              115,575             13,958
-------------------------------- ------------------- -------------------- ------------------
     Costs and estimated
     earnings                               150,170                    -                  -
        in excess of billings
-------------------------------- ------------------- -------------------- ------------------
     Deposits, prepayments and
        other receivables, net            1,530,962              850,761            102,749
    of allowance for doubtful
    accounts of Rmb399,810 and
    Rmb254,753
-------------------------------- ------------------- -------------------- ------------------

-------------------------------- ------------------- -------------------- ------------------
     Computer software held                       -            1,242,000            150,000
     for sale
-------------------------------- ------------------- -------------------- ------------------
     Amount due from custodian            2,523,743            1,764,469            213,100
-------------------------------- ------------------- -------------------- ------------------
     Due from a related                     72, 345                    -                  -
    company, net of allowance
    for doubtful accounts of
    (June 30, 2002: Nil) Rmb
    72,345
-------------------------------- ------------------- -------------------- ------------------
           Total Current Assets           5,379,468            4,013,071            484,670
-------------------------------- ------------------- -------------------- ------------------

-------------------------------- ------------------- -------------------- ------------------
Property and equipment, net               3,248,326            2,910,484            351,508
-------------------------------- ------------------- -------------------- ------------------

-------------------------------- ------------------- -------------------- ------------------
                   Total Assets           8,627,794            6,923,555            836,178
-------------------------------- ------------------- -------------------- ------------------

--------------------------------------------------------------------------------------------
                           LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------
Current Liabilities
-------------------------------- ------------------- -------------------- ------------------
     Accruals and other                   2,257,604            1,788,449            215,996
     payables
-------------------------------- ------------------- -------------------- ------------------
     Accounts payables                            -            1,242,000            150,000
-------------------------------- ------------------- -------------------- ------------------
     Deferred Revenue                       432,534              327,136             39,509
-------------------------------- ------------------- -------------------- ------------------
     Deposits from customers                      -              195,478             23,609
-------------------------------- ------------------- -------------------- ------------------
     Business tax payable                    21,963               16,637              2,009
-------------------------------- ------------------- -------------------- ------------------
     Due to directors                     1,857,930            2,006,661            242,350
-------------------------------- ------------------- -------------------- ------------------
      Total current liabilities           4,570,031            5,576,361            673,473
-------------------------------- ------------------- -------------------- ------------------

-------------------------------- ------------------- -------------------- ------------------
Minority interest                            90,584               89,743             10,839
-------------------------------- ------------------- -------------------- ------------------
Shareholders' equity
-------------------------------- ------------------- -------------------- ------------------
 Preferred stock, par value
 US$0.001:
-------------------------------- ------------------- -------------------- ------------------
   - Authorized-5,000,000
shares
-------------------------------- ------------------- -------------------- ------------------
   - None outstanding                             -                    -                  -
-------------------------------- ------------------- -------------------- ------------------

-------------------------------- ------------------- -------------------- ------------------
Common stock, par value
US$0.001:
-------------------------------- ------------------- -------------------- ------------------
   -Authorized-100,000,000
shares
-------------------------------- ------------------- -------------------- ------------------
   -Outstanding and fully paid-
        33,120,481 shares                   274,279              274,279             33,125
-------------------------------- ------------------- -------------------- ------------------
 Additional paid in capital              62,085,259           62,085,259          7,498,220
-------------------------------- ------------------- -------------------- ------------------
 Reserved and to be issued -
        2,000,000 shares                     16,560               16,560              2,000
-------------------------------- ------------------- -------------------- ------------------
 Accumulated deficit                   (58,378,023)         (61,087,751)        (7,377,748)
-------------------------------- ------------------- -------------------- ------------------
 Accumulated other
     comprehensive loss                    (30,896)             (30,896)            (3,731)
-------------------------------- ------------------- -------------------- ------------------
     Total shareholders' equity           3,967,179            1,257,451            151,866
-------------------------------- ------------------- -------------------- ------------------
       Total liabilities
           and                            8,627,794            6,923,555            836,178
           shareholders' equity
-------------------------------- ------------------- -------------------- ------------------

The accompanying notes are an integral part of these condensed financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      Three Months Ended December 31,
                                                -----------------------------------------
                                                 2001                      2002
                                                -------           -----------------------
                                                   RMB             RMB               US$
Net revenues                                      830,029          430,337         51,973
Cost of revenues                                 (436,605)        (258,080)       (31,169)
                                                ----------       ----------       --------
Gross Profit                                      393,424          172,257         20,804

Selling, general and administrative
   expenses                                    (1,783,657)      (1,754,970)      (211,953)
                                                ----------       ----------      ---------
Loss from operations                           (1,390,233)      (1,582,713)      (191,149)
Interest income                                     3,774              864            104
Loss on disposal of property and equipment       (274,430)          (1,715)          (207)
Other income, net                                   40,175           54,708          6,607
                                              ------------       ----------      ---------

Loss before minority interest                  (1,620,714)      (1,528,856)      (184,645)

Minority interest                                     879               15              2
                                              ------------      -----------      ---------
Net loss                                       (1,619,835)      (1,528,841)      (184,643)
                                              ============      ===========      =========
Net loss
  per common share - Basic and diluted              (0.12)           (0.05)         (0.01)
                                              ============     ============     ==========
Weighted average number of
   shares outstanding                           13,120,481       33,120,481     33,120,481
                                              ============     ============     ==========

The accompanying notes are an integral part of these condensed financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Six Months Ended December 31,
                                                -----------------------------------------
                                                 2001                      2002
                                                -------           -----------------------
                                                   RMB             RMB               US$
Net revenues                                    3,307,002          940,687        113,610
Cost of revenues                               (2,308,391)        (756,516)       (91,367)
                                                ----------       ----------       --------
Gross Profit                                      998,611          184,171         22,243

Selling, general and administrative
   expenses                                    (4,225,226)      (2,949,871)      (356,265)
                                                ----------       ----------      ---------
Loss from operations                           (3,226,615)      (2,765,700)      (334,022)
Interest income                                    11,405            1,302            157
Loss on disposal of property and equipment     (1,091,926)         (51,840)        (6,261)
Other income, net                                  463,818          105,669         12,762
                                              ------------       ----------      ---------

Loss before minority interest                  (3,843,318)      (2,710,569)      (327,364)

Minority interest                                   4,776              841            102
                                              ------------      -----------      ---------
Net loss                                       (3,838,542)      (2,709,728)      (327,262)
                                              ============      ===========      =========
Net loss
  per common share - Basic and diluted              (0.29)           (0.08)         (0.01)
                                              ============     ============     ==========
Weighted average number of
   shares outstanding                           13,120,481       33,120,481     33,120,481
                                              ============     ============     ==========

The accompanying notes are an integral part of these condensed financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                 Six Months Ended December 31,
                                                             -------------------------------------------
                                                               2001                       2002
                                                               ----                -------------------
                                                                RMB                RMB              US$
Cash flows from operating activities:
Net loss per the Statements of Operations                   (3,838,542)      (2,709,728)         (327,262)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Loss on disposal of property and equipment               1,091,926           51,840             6,261
     Provision for doubtful debt                                      -          327,098            39,504
     Depreciation                                               622,717          286,002            34,541
     Minority interest                                          (4,776)            (841)             (102)
(Increase) decrease in operating assets -
     Inventory                                                   15,818                -                 -
   Computer software held for sale                                    -      (1,242,000)         (150,000)
     Accounts receivable, net                                  (25,113)          543,066            65,588
     Cost and estimated earnings in excess of
           billings on uncompleted contract                      21,750          150,170            18,136
     Deposits, prepayments and
           other receivables                                  (307,431)          425,448            51,383
Increase (decrease) in operating liabilities -
     Accruals, Accounts payable and
       other payables                                         (482,409)          772,845            93,339
     Deposit on liquidation                                      75,200                -                 -
     Deferred revenue                                            55,913        (105,398)          (12,729)
     Deferred rent                                            (362,638)                -                 -
     Deposits from customers                                   (28,150)          195,478            23,608
     Business tax payable                                      (44,069)          (5,326)             (643)
     Due to directors                                           146,773          148,731            17,963
                                                            -----------      -----------        ----------

     Net cash used in operating activities                  (3,063,031)      (1,162,615)         (140,413)

Cash flows from investing activities:
Purchase of property and equipment                             (16,500)                -                 -
Sale of property and equipment                                   23,940                -                 -
                                                             ----------            -----          --------

     Net cash  provided by investing activities                   7,440                -                 -
                                                             ----------           ------       -----------

Cash flows from financing activities:
Net proceeds from custodian                                           -          759,274            91,700
                                                          -------------          -------           -------

     Net cash provided by financing activities                        -          759,274            91,700
                                                          -------------          -------            ------


Effect of cumulative translation adjustments                        (9)                -                 -
Net decrease in cash and cash equivalents                   (3,055,600)        (403,341)          (48,713)
Cash and cash equivalents, beginning of period                4,126,138          443,607            53,576
                                                              ---------         --------         ---------

Cash and cash equivalents, end of period                      1,070,538           40,266             4,863
                                                              =========          =======           =======

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

3. ABANDONMENT OF LEASEHOLD

During the six month period ended December 31, 2002, as part of an ongoing cost control program, the Company relocated its offices and terminated the lease on its prior offices. In conjunction with the termination of the prior office lease, the Company recorded a loss on disposal of fixed assets relating to the disposal of furnitures and computer equipment in the amount of $6K(1).

4. GOING CONCERN CONSIDERATIONS

As shown in the accompanying consolidated condensed financial statements, the Company incurred net losses in prior years and a net loss of Rmb 2,709,728 for the period ended December 31, 2002; the Company's current liabilities exceeds its current assets at December 31, 2002, and the Company continues to experience negative cash flows from operations. Management will be required to raise additional capital through an offering of securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. Additionally, the Company and its principle shareholders are exploring the possibility of obtaining loans from other third party sources. Management believes that these actions will assist the Company in reaching the point of profitability from operations and enable the Company to raise further capital from private placements or public offerings. If successful, these actions will serve to mitigate the factors which have raised substantial doubt about the Company's ability to continue as a going concern and increase the availability of resources for funding of the Company's current operations and future market development.

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

--------
(1) * As used in this 10-QSB, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $250,799 may be rounded to "$251K".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-QSB. Certain statements in the discussion titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and information contained in this Form 10-QSB are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties. As more fully described in the section titled "Certain Factors Affecting Future Operating Results" and elsewhere in this Form 10-QSB, our actual results could differ materially from those anticipated in such forward-looking statements. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Material Changes in Results of Operations for the Six Months Ended December 31, 2002 as Compared to the Six Months Ended December 31, 2001.

Net Revenues.

         Net revenues during the six month period ended December 31, 2002 were derived principally from e-commerce solutions and system sales and integration while net revenues during the six month period ended December 31, 2001 were derived principally from e-commerce solutions, system sales and integration and web advertisement.

         The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

                                  Total Net Revenues                Percent of Total Net Revenues
                            ---------------------------------      --------------------------------
                            Six Months Ended December 31,           Six Months Ended December 31,
                            ---------------------------------      --------------------------------
                                  2001             2002                 2001             2002
                                  ----             ----                 ----             ----
                                   US$              US$
E-commerce solutions
- Web site design and development 139,224           77,893             34.8%             68.6%
- Conference services             132,633                -             33.2%              0.0%
                                 --------          -------           -------           -------
                                  271,857           77,893             68.0%             68.6%

System sales integration           35,789           35,500              9.0%             31.2%
Web advertisement                  91,750              217             23.0%              0.2%
                                  -------          -------           -------           -------
     Total                        399,396          113,610            100.0%            100.0%
                                  =======          =======           =======           =======


         Total net revenues decreased 72% to $114K during the six month period ended December 31, 2002 compared to $399K during the same period in 2001. E-commerce solutions revenues decreased 71% to $78K in the six month period ended December 31, 2002 as compared to $272K in the six month period ended December 31, 2001. The decrease is mainly attributable to the Company's receipt, in the six month period ended December 31, 2001, of $133K in non-recurring revenue from conference services, which are not considered to be core revenues under the Company's business plan. System sales and integration revenues decreased by $0.3K, or 0.8%, to $35K in the six month period ended December 31, 2002 as compared to $36K in the six month period ended December 31, 2001. Web advertisement revenues decreased 99% to $0.2K in the six month period ended December 31, 2002 as compared to $92K for the six month period ended December 31, 2001.

         The change in total net revenues and the character of those sales was primarily attributable to management's decision to revise the Company's plan of operation by developing our business beyond the market for Internet products and services. This market was adversely impacted during the 2001 fiscal year by a sharp decline in worldwide investment in Internet initiatives and by weak economic conditions and slowing economic growth globally, particularly following the terrorist attacks of September 11, 2001 in the United States. While we believe that the Chinese Internet market will continue to develop, outpacing the growth of other more mature Internet markets, and while we intend to continue operating our core business, we also intend to look for potential alliances, such as joint ventures or acquisitions that will enhance our business. During the six month period ended December 31, 2002, we began implementing this aspect of our business plan by becoming a distributor of software specially developed for use by Chinese speakers and by acquiring Shanghai Newray Enterprise Co. Ltd., a business that we believe has the potential for significant growth. See the section below entitled "Material Changes in Financial Condition, Liquidity and Capital Resources". We cannot assure you that these acquisitions, or any other acquisitions we make, will be successful or will generate substantial revenues.

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

         The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:


                                  Total Cost of Revenues            Percent of Total Net Revenues
                            ---------------------------------       -------------------------------
                            Six Months Ended December 31,            Six Months Ended December 31,
                                 2001              2002                 2001                2002
                                  US$               US$
Engineering/technician salaries    31,012            28,243              7.8%              24.8%
Subcontract fees                  174,665               195             43.7%               0.2%
Cost of system sales
 and integration                   24,598            41,126              6.2%              36.2%
Depreciation                        7,426             3,203              1.8%               2.8%
Other                              41,090            18,600             10.3%              16.4%
                                  -------           -------           -------              ------
     Total                        278,791            91,367             69.8%              80.4%
                                  =======           =======           =======              =====




         Cost of revenues decreased 67%, to $91K, or 80% of net revenues during the six month period ended December 31, 2002 from $279K, or 70% of net revenues during the six month period ended December 31, 2001.

         The principal components of cost of revenues during the six month period ended December 31, 2002 were engineer/technician salaries, cost of hardware, other costs associated with support of the engineering/technician staff and depreciation of equipment utilized in connection with services.

         The decrease in costs of revenues, in total and as a percentage of revenues, was principally attributable to a decline in sales as well as to cost containment efforts implemented by management during the 2002 fiscal year, including a decrease in engineering/technician staffing and a decrease in the use of subcontractors.

Selling, General and Administrative Expense.

         Selling, general and administrative expense ("SG&A") consists principally of (1) sales commissions, (2) advertising, (3) other marketing expense, (4) rental expense, (5) salaries for administrative and sales staff, and (6) corporate overhead.

         The following table reflects the principal components of SG&A and the percentage of net sales represented by each component for the periods indicated:

                                       Total SG&A                     Percent of Total Net Revenue
                                  -------------------------------    -------------------------------
                                Six Months Ended December 31,         Six Months Ended December 31,
                                      2001             2002               2001            2002
                                       US$              US$
Sales and marketing salaries and
  commissions                        80,865            45,118              20.2%             39.7%
Advertising and other sales and
  marketing expenses                 82,058            24,281              20.6%             21.4%
Rentals                              30,320            34,273               7.6%             30.2%
Administrative salaries              99,523            90,249              24.9%             79.4%
Corporate overhead                  217,527           162,344              54.5%            142.9%
                                   --------           -------              ------           ------
     Total                          510,293           356,265             127.8%            313.6%
                                    =======           =======              ======           ======

         For the six month period ended December 31, 2002, G&A decreased 30%, to $356K, or 314% of net revenue, in comparison to $510K, or 128% of net revenue for the six month period ended December 31, 2001.

         The decrease in SG&A has been principally attributable to cost containment efforts undertaken during the six month period ended December 31, 2002, including decreasing the sales and marketing staff and reducing marketing expenses and corporate overhead.

         LOSS ON DISPOSAL OF PROPERTY AND EQUIPMENT. The Company incurred a loss in the amount of $6K on the disposal of fixed assets during the six month period ended December 31, 2002. The loss related to the disposal of furniture and computer equipment in conjunction with the relocation of its office.

         OTHER EXPENSE (INCOME), NET. Other income, net, totaled $13K during the six month period ended December 31, 2002 as compared to other income of $56K during the six month period ended December 31, 2001. Other income during the six month period ended December 31, 2002 consisted primarily of income we received from the rental of office space located at 38/F Guomao Building. Other income during the period ended December 31, 2001 consisted primarily of $51K, representing the reversal of the remaining deferred rent that was no longer due because of the early termination of the Company's former office lease.

         MINORITY INTEREST. Minority interest of $0.1K was reported during the six-month period ended December 31, 2002 as compared to $0.5K of minority interest during the six month period ended December 31, 2001. Minority interest reflects the Company's proportionate interest in the losses of Intermost Focus Advertising.

Material Changes in Financial Condition, Liquidity and Capital Resources.

         At December 31, 2002 the Company had cash and cash equivalents of $5K and negative working capital of $189K as compared to $54K of cash and cash equivalents and $98K of working capital at June 30, 2002.

         Net cash used in operating activities was $140K for the six-month period ended December 31, 2002, while net cash used in operating activities was $370K for the same period in 2001. Funds used in operations primarily relate to losses in the amount of $327K incurred during the six month period ended December 31, 2002, and reductions in various liabilities which were partially offset by non-cash charges, including depreciation expense of $35K and loss on the disposal of property and equipment of $6K

         There was no investing activity during the six month period ended December 31, 2002.

         Net cash provided by financing activities was $92K for the six-month period ended December 31, 2002. There was no financing activity during the same period in 2001. Funds provided by financing activities consisted of proceeds disbursed from a custodial account. The custodial account was established in conjunction with the private offering of the Company's securities undertaken in 2002.

         The Company had no long-term debt at December 31, 2002.

         As a result of continuing losses and weakness in the global economy and the Internet sector, the Company has implemented various cost management measures to reduce its overhead in response to its declining revenues. The Company is also evaluating various strategies to attain profitability.

      In November 2002, ChinsE.com Information Technology Ltd., a subsidiary of the Company, purchased eight licenses for HanWEB Publishing Server 3.0, an online real time translation engine that translates traditional Chinese to simplified Chinese and vice versa, and six licenses for HanVoice Web to Phone Server 1.0, a real time Internet to telephone conversion server for Cantonese, Putonghua and English. These licenses were purchased from KanHan Technologies Ltd at a cost of $150K. The Company will be one of the distributors of KanHan Technologies Ltd software in China. Currently, KanHan has one other distributor in China.

      On December 17, 2002, IMOT Information Technology (Shenzhen) Ltd., a subsidiary of the Company, signed a Shareholding Acquisition Agreement for the purpose of acquiring 51% of the shares of Shanghai Newray Enterprise Co. Ltd. for a price of RMB200K, approximately $24K, plus 4 million shares of the Company's common stock. Shanghai Newray Enterprises Co. Ltd. operates over 160 photo finishing and development outlets in Shanghai. The agreement will not be effective until the government of Shanghai approves the transfer of the shares. The Company believes that the transfer will receive approval from the Shanghai government.

         The Company has been able to meet its cash requirements by implementing a stringent cost savings program and by using funds provided by the private placement of its common stock that took place in the first quarter of 2002. The Company believes that sales of the KanHan Technologies Ltd. software it licensed may provide revenues during the remainder of the fiscal year, however, there is no assurance that any such revenues will be earned or, if revenues are earned, that they will be sufficient to meet the Company's cash flow needs. If the Company does not have adequate funds to meet its cash requirements during the remainder of the fiscal year, it may undertake an offering of debt or equity securities, it may attempt to borrow funds from related parties or affiliates, or it may sell certain assets, including one or more of its subsidiaries. However, there is no assurance that any attempts by the Company to raise additional capital will be successful. If additional capital is needed but cannot be obtained, the Company may be forced to curtail some or all of its operations.

Certain Factors Affecting Future Operating Results.

         Our operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period. Some of these factors include:

         o our ability to successfully implement our revised business plan;

         o whether or not we will be able to obtain the additional capital necessary to support our operations;

         o whether or not we will find joint venture prospects or acquisition prospects with which to enhance our business;

         o whether or not we can successfully integrate acquisitions that we make into our business;

         o the level and rate of acceptance of our products and services by the Chinese people;

         o        continued growth in the use of the Internet in China;

         o        entry of new competition (including established companies from
                  outside  China  and  companies  with   substantially   greater
                  resources) into our market;

         o fluctuations in the level of orders for services delivered in a quarter;

         o        rescheduling or cancellation of orders by customers;

         o        competitive pressures on selling prices;

         o        changes in product, service or customer mix;

         o rapid changes in technology, which result in our technology becoming obsolete;

         o        dependence upon certain key employees;

         o        availability and cost of computer technicians;

         o        loss of any strategic relationships;

         o our ability to introduce new products and services on a timely basis;

         o        new product and service introductions by our competitors;

         o        fluctuations in exchange rates, and

         o        general economic conditions.

         Except as noted above, we are not aware of any trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our operations or our short-term or long-term liquidity.

Critical Accounting Policies.

         The following critical accounting policies rely upon management's assumptions, judgments and estimates and were used in the preparation of our consolidated financial statements:

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

Long-lived Assets

         We periodically evaluate the carrying value of long-lived assets held or used whenever events and circumstances indicate that the carrying value of the asset may no longer be recoverable. An impairment loss, measured on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying value of the assets.

Item 3. Controls and Procedures.

                   As of January 21, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of that date. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to that date.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Changes in Securities.

         Not applicable

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  3(i)     Articles of Incorporation, as amended(1)
                  3(ii)    Bylaws(1)

                  10.1     Distributorship  Agreement  dated  November  28, 2002
                           between  KanHan   Technologies  Ltd.  and  ChinaE.com
                           Information Technology Ltd(2)

                  99       Certification Pursuant to 18 U.S.C. Section 1350(2)

                  (1) Incorporated by reference from the Registrant's Form 10-SB filed with the Securities and Exchange Commission on June 11, 1999, number 000-26333.

                  (2) Filed herewith.

Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   INTERMOST CORPORATION



                                   By:      /S/ Andy Lin
                                            ---------------------------------
                                            Andy Lin,
                                            President, Chief Executive Officer
                                            and Chief Financial Officer

Dated:   February 13, 2003

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

      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report.

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

Dated:  February 13, 2003

                                                    /S/ Andy Lin
                                                    ---------------------------
                                                    Andy Lin
                                                    Chief Executive Officer and
                                                    Chief Financial Officer