Form 10QSB
period 2003-03-31
INTERMOST CORP
filed 2003-05-15
CIK 1088312

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003
                                       OR

     [_]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number: 0-30430

                              INTERMOST CORPORATION
             (Exact name of registrant as specified in its charter)

                      Wyoming                       87-0418721
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant has 33,120,481 shares of common stock issued and outstanding as of April 28, 2003.
Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

INTERMOST CORPORATION

                                      INDEX


                                                                   Page
                                                                   Number
                                                                 -----------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets (Unaudited) -- June
            30, 2002 and March 31, 2003.................................  3

         Consolidated Condensed Statements of Operations (Unaudited) -
            For the three months ended March 31, 2002 and 2003.........   5

         Consolidated Condensed Statements of Operations (Unadutied) -
            For the nine months ended March 31, 2002 and 2003..........   6

          Consolidated Condensed Statements of Cash Flows (Unaudited)
            For the nine months ended March 31, 2002 and 2003..........   7

         Notes to Consolidated Condensed Financial Statements..........   8

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................  11

         Item 3. Disclosure Controls and Procedures   .................  18

PART II - OTHER INFORMATION

        Item 1.   Legal proceedings  ................................    18
        Item 2.   Changes in Securities   .............................  18
        Item 3.   Defaults Upon Senior Securities .....................  18
        Item 4.   Submission of Matters to a
                  Vote of Security Holders.............................  18
        Item 5.   Other Information    ................................  18
        Item 6.   Exhibits and Reports on Form 8-K.....................  19

SIGNATURES        .....................................................  20




PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                      INTERMOST CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

--------------------------------------- ----------------------- ---------------------------------------------
                                            June 30, 2002                      March 31, 2003
--------------------------------------- ----------------------- ---------------------------------------------
                                                           RMB                    RMB                    US$
--------------------------------------- ----------------------- ---------------------- ----------------------
                ASSETS
--------------------------------------- ----------------------- ---------------------- ----------------------
Current Assets
--------------------------------------- ----------------------- ---------------------- ----------------------
     Cash and cash equivalents                         443,607                119,762                 14,464
--------------------------------------- ----------------------- ---------------------- ----------------------
     Accounts receivable, net                          658,641                 16,784                  2,027
--------------------------------------- ----------------------- ---------------------- ----------------------
     Costs and estimated earnings
        in excess of billings                          150,170                      -                      -
--------------------------------------- ----------------------- ---------------------- ----------------------
     Deposits, prepayments and
        other receivables, net of                    1,530,962                716,385                 86,520
     allowance for doubtful accounts
     of Rmb399,810 and Rmb254,753
--------------------------------------- ----------------------- ---------------------- ----------------------

     Computer software held for sale                         -              1,242,000                150,000
--------------------------------------- ----------------------- ---------------------- ----------------------
     Amount due from a custodian                     2,523,743              1,131,951                136,709
--------------------------------------- ----------------------- ---------------------- ----------------------
     Due from a related company, net                   72, 345                      -                      -
     of allowance for doubtful
     accounts of (June 30, 2002: Nil)
     Rmb 72,345
--------------------------------------- ----------------------- ---------------------- ----------------------
                  Total Current Assets               5,379,468              3,226,882                389,720
--------------------------------------- ----------------------- ---------------------- ----------------------

--------------------------------------- ----------------------- ---------------------- ----------------------
Property and equipment, net                          3,248,326              2,806,502                338,950
--------------------------------------- ----------------------- ---------------------- ----------------------
                          Total Assets               8,627,794              6,033,384                728,670
-------------------------------------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------
Current Liabilities
--------------------------------------- ----------------------- ---------------------- ----------------------
     Accruals and other payables                     2,257,604              1,859,521                224,580
--------------------------------------- ----------------------- ---------------------- ----------------------
     Accounts payables                                       -              1,242,000                150,000
--------------------------------------- ----------------------- ---------------------- ----------------------
     Deferred revenue                                  432,534                248,163                 29,971
--------------------------------------- ----------------------- ---------------------- ----------------------
     Deposits from customers                                 -                260,760                 31,493
--------------------------------------- ----------------------- ---------------------- ----------------------
     Business tax payable                               21,963                  8,853                  1,069
--------------------------------------- ----------------------- ---------------------- ----------------------
     Due to directors                                1,857,930              2,092,956                252,773
--------------------------------------- ----------------------- ---------------------- ----------------------
             Total current liabilities               4,570,031              5,712,253                689,886
--------------------------------------- ----------------------- ---------------------- ----------------------
Minority interest                                       90,584                 89,740                 10,838
--------------------------------------- ----------------------- ---------------------- ----------------------
Shareholders' equity
--------------------------------------- ----------------------- ---------------------- ----------------------
 Preferred stock, par value US$0.001:
--------------------------------------- ----------------------- ---------------------- ----------------------
   - Authorized-5,000,000 shares
--------------------------------------- ----------------------- ---------------------- ----------------------
   - None outstanding                                        -                      -                      -
--------------------------------------- ----------------------- ---------------------- ----------------------
 Common stock, par value US$0.001:
--------------------------------------- ----------------------- ---------------------- ----------------------
    -Authorized-100,000,000 shares
--------------------------------------- ----------------------- ---------------------- ----------------------
   -Outstanding and fully paid-
        33,120,481 shares                              274,279                274,279                 33,125
--------------------------------------- ----------------------- ---------------------- ----------------------
 Additional paid in capital                         62,085,259             62,085,259              7,498,220
--------------------------------------- ----------------------- ---------------------- ----------------------
 Reserved and to be issued -
        2,000,000 shares                                16,560                 16,560                  2,000
--------------------------------------- ----------------------- ---------------------- ----------------------
 Accumulated deficit                              (58,378,023)           (62,113,811)            (7,501,668)
--------------------------------------- ----------------------- ---------------------- ----------------------
 Accumulated other
     comprehensive loss                               (30,896)               (30,896)                (3,731)
--------------------------------------- ----------------------- ---------------------- ----------------------
            Total shareholders' equity               3,967,179                231,391                 27,946
--------------------------------------- ----------------------- ---------------------- ----------------------
         Total liabilities and
                  shareholders' equity               8,627,794              6,033,384                728,670
--------------------------------------- ----------------------- ---------------------- ----------------------
The accompanying notes are an integral part of these condensed financial statements.


                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                             Three Months Ended March 31,
                                                -----------------------------------------
                                                 2002                      2003
                                                -------           -----------------------
                                                   RMB             RMB               US$
Net revenues                                      937,009          356,994         43,115
Cost of revenues                                 (383,752)        (156,973)       (18,958)
                                                ----------       ----------       --------
Gross profit                                      553,257          200,021         24,157

Selling, general and administrative
   expenses                                    (1,386,177)      (1,276,149)      (154,124)
                                                ----------       ----------      ---------
Loss from operations                             (832,920)      (1,076,128)      (129,967)
Interest income                                     1,620              442             53
Profit/(Loss) on disposal of property
    and equipment                                  (8,053)              54              7
Other income, net                                  20,638           49,569          5,986
                                              ------------       ----------      ---------

Loss before minority interest                    (818,715)      (1,026,063)      (123,921)

Minority interest                                   3,427                3              1
                                              ------------      -----------      ---------
Net loss                                         (815,288)      (1,026,060)      (123,920)
                                              ============      ===========      =========
Net loss
  per common share - basic and diluted              (0.06)           (0.03)         (0.01)
                                              ============     ============     ==========
Weighted average number of
   shares outstanding-basic                     13,120,481       33,120,481     33,120,481
                                              ============     ============     ==========

The accompanying notes are an integral part of these condensed financial statements.



                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Nine Months Ended March 31,
                                                -----------------------------------------
                                                 2002                     2003
                                                -------           -----------------------
                                                   RMB             RMB               US$
Net revenues                                    4,244,011        1,297,681        156,725
Cost of revenues                               (2,692,143)        (913,489)      (110,325)
                                                ----------       ----------       --------
Gross profit                                    1,551,868          384,192         46,400

Selling, general and administrative
   expenses                                    (5,611,403)      (4,226,021)      (510,389)
                                                ----------       ----------      ---------
Loss from operations                           (4,059,535)      (3,841,829)      (463,989)
Interest income                                    13,025            1,744            211
Loss on disposal of property and equipment     (1,099,979)         (51,784)        (6,254)
Other income, net                                 484,456          155,237         18,748
                                              ------------       ----------      ---------

Loss before minority interest                  (4,662,033)      (3,736,632)      (451,284)

Minority interest                                   8,203              844            102
                                              ------------      -----------      ---------
Net loss                                       (4,653,830)      (3,735,788)      (451,182)
                                              ============      ===========      =========
Net loss
  per common share - basic and diluted              (0.35)           (0.11)         (0.01)
                                              ============     ============     ==========
Weighted average number of
   shares outstanding-basic                     13,120,481       33,120,481     33,120,481
                                              ============     ============     ==========

The accompanying notes are an integral part of these condensed financial statements.





                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         NINE MONTHS ENDED MARCH 31,
                                                                         ------------------------------

                                                         2002                                     2003
                                                         ----                                     -------
                                                             RMB                RMB                US$
Cash flows from operating activities:
Net loss per the Statements of Operations                    (4,653,830)      (3,735,788)         (451,182)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Loss on disposal of property and equipment               1,099,979           51,784             6,254
     Provision for doubtful debt                                      -          327,098            39,504
     Depreciation                                               764,049          401,540            48,495
     Minority interest                                          (8,203)            (844)             (102)
(Increase) decrease in operating assets -
     Inventories                                                 15,818                -                 -
   Computer software held for sale                                    -      (1,242,000)         (150,000)
     Accounts receivable, net                                   145,485          641,857            77,519
     Cost and estimated earnings in excess of
           billings                                           (315,320)          150,170            18,136
     Deposits, prepayments and
           other receivables                                  (288,048)          559,824            67,612
Increase (decrease) in operating liabilities -
     Accruals, Accounts and
       other payables                                         (270,680)          843,917           101,922
     Deposit on liquidation                                      75,200                -                 -
     Deferred revenue                                            42,547        (184,371)          (22,267)
     Deferred rent                                            (362,638)                -                 -
     Deposits from customers                                   (61,400)          260,760            31,493
     Business tax payable                                      (79,180)         (13,110)           (1,583)
     Due to directors                                           281,058          235,026            28,385
                                                            -----------      -----------        ----------

Net cash used in operating activities                       (3,615,163)      (1,704,137)         (205,814)




Cash flows from investing activities:


Purchase of property and equipment                              (16,500)         (11,600)           (1,401)
Proceeds on disposal of property and equipment                   86,690              100                12
                                                             ----------          -------         ---------

Net cash  provided by(used in)
 investing activities                                            70,190         (11,500)           (1,389)
                                                             ----------          -------         ---------

Cash flows from financing activities:
Net proceeds from issuance of common stock                    1,599,696               -                  -
Net proceeds from a custodian                                         -        1,391,792           168,091
                                                             ----------          -------         ---------

     Net cash provided by financing activities                1,599,696        1,391,792           168,091
                                                             ----------          -------         ---------

Effect of cumulative translation adjustments                          5                -                 -
Net decrease in cash and cash equivalents                   (1,945,272)        (323,845)          (39,112)
Cash and cash equivalents, beginning of period                4,126,138          443,607            53,576
                                                              ---------         --------         ---------

Cash and cash equivalents, end of period                      2,180,866          119,762            14,464
                                                              =========         ========          ========

The  accompanying  notes  are an  integral  part of  these  condensed  financial statements.


INTERMOST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. UNAUDITED INTERIM FINANCIAL PRESENTATION

The unaudited interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. These financial statements have not been audited by independent accountants. The June 30, 2002 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 2003.

2. CURRENCY PRESENTATION AND FOREIGN CURRENCY TRANSLATION

All amounts are in Renminbi ("Rmb") unless indicated to be in United States Dollars ("$" or `US$"). Our sales are principally in Renminbi. The translation of Renminbi amounts into US dollars are for reference purposes only and have been made at the exchange rate of Rmb8.28 for US$1. The People's Bank of China sets and publishes daily a base exchange rate with reference primarily to the supply and demand of Renminbi against the United States dollar in the market during the prior day. The People's Bank of China also takes into account other factors such as the general conditions existing in the international foreign exchange markets. Although Chinese governmental policies were introduced in 1996 to reduce restrictions on the convertibility of Renminbi into foreign currency for current amount items, conversion of Renminbi into any other currency for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration for Foreign Exchange. The translation of Renminbi amounts in this quarterly report on Form 10-QSB is not a representation that the Renminbi amounts could actually be converted into United States dollars at that rate or at any other rate on that date or on any other date.

3. ABANDONMENT OF LEASEHOLD

During the nine month period ended March 31, 2003, as part of an ongoing cost control program, the Company relocated its offices and terminated the lease on its prior offices. In conjunction with the termination of the prior office lease, the Company recorded a loss on disposal of fixed assets relating to the disposal of furniture and computer equipment in the amount of Rmb52K(*).

4. GOING CONCERN CONSIDERATIONS

As shown in the accompanying consolidated condensed financial statements, the Company incurred net losses in prior years and a net loss of Rmb 3,735,788 for the period ended March 31, 2003. The Company's current liabilities exceed its current assets at March 31, 2003, and the Company continues to experience negative cash flows from operations. Management will be required to raise additional capital through an offering of securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. Additionally, the Company and its principle shareholders are exploring the possibility of obtaining loans from third party sources. Management believes that these actions will assist the Company in reaching the point of profitability from operations and enable the Company to raise further capital from private placements or public offerings. If successful, these actions will serve to mitigate the factors which have raised substantial doubt about the Company's ability to continue as a going concern and increase the availability of resources for funding of the Company's current operations and future market development. There is no guarantee that the Company will be successful in raising additional financing.

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

-------------

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2002

NET REVENUES

         Net revenues during the nine month period ended March 31, 2003 were derived principally from e-commerce solutions and system sales and integration while net revenues during the nine month period ended March 31, 2002 were derived principally from e-commerce solutions, system sales and integration and web advertisement.

         The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

                                   Net revenues                      Percent of Net revenues
                            ---------------------------------      --------------------------------
                                Nine Months Ended March 31,           Nine Months Ended March 31,
                            ---------------------------------      --------------------------------

                                  2002             2003                 2002             2003
                                  ----             ----                 ----             ----
                                   US$              US$
E-commerce solutions
- Web site design and development 238,816          119,789             46.6%             76.4%
- Conference services             132,633                -             25.9%              0.0%
                                 --------          -------           -------           -------
                                  371,449          119,789             72.5%             76.4%

System sales integration           43,075           36,719              8.4%             23.4%
Web advertisement                  98,038              217             19.1%              0.2%
                                  -------          -------           -------           -------
     Total                        512,562          156,725            100.0%            100.0%
                                  =======          =======           =======           =======


         Total net revenues decreased 69% to $157K during the nine month period ended March 31, 2003 compared to $513K during the same period in 2002. E-commerce solutions revenues decreased 68% to $120K in the nine month period ended March 31, 2003 as compared to $371K in the nine month period ended March 31, 2002. The decrease is mainly attributable to the Company's receipt, in the nine month period ended March 31, 2002, of $133K in non-recurring revenue from conference services, which are not considered to be core revenues under the Company's business plan. System sales and integration revenues decreased by $6K, or 15%, to $37K in the nine month period ended March 31, 2003 as compared to $43K in the nine month period ended March 31, 2002. Web advertisement revenues decreased 99% to $0.2K in the nine month period ended March 31, 2003 as compared to $98K for the nine month period ended March 31, 2002.

         The decrease in total net revenues and the change in the character of our sales was primarily attributable to management's decision to revise the Company's plan of operation by developing our business beyond the market for Internet products and services. This market was adversely impacted during the 2001 fiscal year by a sharp decline in worldwide investment in Internet initiatives and by weak economic conditions and slowing economic growth globally, particularly following the terrorist attacks of September 11, 2001 in the United States. While we believe that the Chinese Internet market will continue to develop, outpacing the growth of other more mature Internet markets, and while we intend to continue operating our core business, we also intend to look for potential alliances, such as joint ventures or acquisitions that will enhance our business. During the nine month period ended March 31, 2003, we began implementing this aspect of our business plan by becoming a distributor of software specially developed for use by Chinese speakers. See the section below entitled "Material Changes in Financial Condition, Liquidity and Capital Resources".

COST OF REVENUES

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

         The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

                                     Cost of Revenues                 Percent of Net Revenues
                            ---------------------------------       -------------------------------
                               Nine Months Ended March 31,            Nine Months Ended March 31,
                                 2002              2003                 2002                2003
                                  US$               US$


Engineering/technician salaries    40,862            39,962              8.0%              25.5%
Subcontract fees                  180,401               195             35.2%               0.2%
Cost of system sales
 and integration                   42,717            41,705              8.3%              26.6%
Depreciation                       12,754             3,796              2.5%               2.4%
Other                              48,404            24,667              9.4%              15.7%
                                  -------           -------           -------              ------
     Total                        325,138           110,325             63.4%              70.4%
                                  =======           =======           =======              =====


         Cost of revenues decreased 66%, to $110K, or 70% of net revenues during the nine month period ended March 31, 2003 from $325K, or 63% of net revenues during the nine month period ended March 31, 2002.

         The principal components of cost of revenues during the nine month period ended March 31, 2003 were engineer/technician salaries, cost of hardware, other costs associated with support of the engineering/technician staff and depreciation of equipment utilized in connection with services.

         The decrease in costs of revenues, in total and as a percentage of revenues, was principally attributable to a decline in sales as well as to cost containment efforts implemented by management during the 2003 fiscal year, including a decrease in engineering/technician staffing and a decrease in the use of subcontractors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expense ("SG&A") consists principally of (1) sales commissions, (2) advertising, (3) other marketing expense, (4) rental expense, (5) salaries for administrative and sales staff, and (6) corporate overhead.

         The following table reflects the principal components of SG&A and the percentage of net sales represented by each component for the periods indicated:


                                             SG&A                       Percent of Net Revenue
                                  -------------------------------    -------------------------------
                                     Nine Months Ended March 31,       Nine Months Ended March 31,
                                      2002             2003               2002            2003
                                       US$              US$

Sales and marketing salaries and
  commissions                        98,769            68,982              19.3%             44.0%
Advertising and other sales and
  marketing expenses                 94,046            39,676              18.3%             25.3%
Rentals                              38,302            46,766               7.5%             29.8%
Administrative salaries             138,103           135,358              26.9%             86.4%
Corporate overhead                  308,485           219,607              60.2%            140.1%
                                   --------           -------             ------            ------
     Total                          677,705           510,389             132.2%            325.6%
                                   ========           =======             ======            ======




         For the nine month period ended March 31, 2003, SG&A decreased 25%, to $510K, in comparison to $678K for the nine month period ended March 31, 2002.

         The decrease in SG&A has been principally attributable to cost containment efforts undertaken during the nine month period ended March 31, 2003, including decreasing the sales and marketing staff and reducing marketing expenses and corporate overhead.

         Loss on disposal of property and equipment. The Company incurred a loss in the amount of $6K on the disposal of fixed assets during the nine month period ended March 31, 2003. The loss related to the disposal of furniture and computer equipment in conjunction with the relocation of its office.

         Other Income, Net. Other income, net, totaled $19K during the nine month period ended March 31, 2003 as compared to other income of $59K during the nine month period ended March 31, 2002. Other net income during the nine month period ended March 31, 2003 consisted primarily of income we received from the rental of office space located at 38/F Guomao Building. Other net income during the period ended March 31, 2002 consisted primarily of $51K, representing the reversal of the remaining deferred rent that was no longer due because of the early termination of the Company's former office lease.

         Minority Interest. Minority interest of $0.1K was reported during the nine-month period ended March 31, 2003 as compared to $991K of minority interest during the nine month period ended March 31, 2002. Minority interest reflects the Company's proportionate interest in the losses of Intermost Focus Advertising.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003 the Company had cash and cash equivalents of $14K and negative working capital of $300K as compared to $54K of cash and cash equivalents and $98K of working capital at June 30, 2002.

         Net cash used in operating activities was $206K for the nine-month period ended March 31, 2003, while net cash used in operating activities was $437K for the same period in 2002. Funds used in operations relate primarily to losses in the amount of $451K incurred during the nine month period ended March 31, 2003, and increases in various liabilities which were partially offset by non-cash charges, including depreciation expense of $48K and provision for doubtful accounts of 40K.

         Investing activities used $1K during the nine-month period ended March 31, 2003. Funds used in investing activities were used to purchase equipment to support our operations.

         Net cash provided by financing activities was $168K for the nine-month period ended March 31, 2003 and $193K for the same period in 2002. Funds provided by financing activities consisted of proceeds disbursed from a custodial account. The custodial account was established in conjunction with the private offering of the Company's securities undertaken in 2002.

         The Company had no long-term debt at March 31, 2003.

         As a result of continuing losses and weakness in the global economy and the Internet sector, the Company has implemented various cost management measures to reduce its overhead in response to its declining revenues. The Company is also evaluating various strategies to attain profitability.

      In November 2002 the Company's subsidiary, ChinsE.com Information Technology Ltd., purchased eight licenses for HanWEB Publishing Server 3.0, an online real time translation engine that translates traditional Chinese to simplified Chinese and vice versa, and six licenses for HanVoice Web to Phone Server 1.0, a real time Internet to telephone conversion server for Cantonese, Putonghua and English. These licenses were purchased from KanHan Technologies Ltd. ("KanHan") at a cost of $150K. The Company will be one of the distributors of KanHan software in China. Currently, KanHan has one other distributor in China.

      In February 2003 KanHan provided a demonstration of the HanVoice Web to Phone Server1.0 in the Company's office in Shenzhen. The purpose of the demonstration was to increase awareness of the product. In April 2003 the Company opened an office in Guangzhou. The office is staffed with two salespersons who are responsible for introducing the product to businesses and government agencies in Guangdong Province. KanHan has agreed to provide support to the Company in promoting and marketing this product.

      On December 17, 2002, the Company's subsidiary, IMOT Information Technology (Shenzhen) Ltd., signed a Shareholding Acquisition Agreement for the purpose of acquiring 51% of the shares of Shanghai Newray Enterprise Co. Ltd. for a price of RMB200K, approximately $24K, plus 4 million shares of the Company's common stock. Shanghai Newray Enterprises Co. Ltd. operates over 160 photo finishing and development outlets in Shanghai. However, because IMOT Information Technology (Shenzhen) Ltd is a wholly owned subsidiary of the Company, the transfer was considered to be a Sino-Foreign Joint Venture, requiring a capital infusion before the transfer could be approved by the Shanghai government. Because there were no plans to invest capital in Shanghai Newray Enterprise Co. Ltd., the acquisition will not be approved by the Shanghai government and has been abandoned. The Company is continuing to seek other potential investment opportunities.

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

CRITICAL ACCOUNTING POLICIES

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

ITEM 3. CONTROLS AND PROCEDURES

         Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The evaluation was undertaken in consultation with the Company's accounting personnel. Based on that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Changes in Securities.

         Not applicable

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         In February, 2003, Intermost Corporation redomiciled from the State of Utah to the State of Wyoming. The procedure undertaken retained the existing corporate status and structure.

         A new Utah corporation, IMOT Corporation, was formed to replace the old Utah corporation. Once the new corporation was incorporated, the existing shareholders of the original Intermost Corporation, (Utah) were deemed to have contributed their respective interest in the dissolved Utah corporation to the new corporation. The shareholders were technically deemed to own prorata the assets of the corporation. These were then contributed to IMOT Corporation in a transaction that was determined to be tax free under Section 351 of the Internal Revenue Code of 1986, as amended. This new Utah company was deemed to be a successor in interest under Section 12 of the Securities and Exchange Act of 1934.

         Simultaneous with this, we incorporated a new Wyoming corporation as a wholly-owned subsidiary of IMOT Corporation. This is the next step to changing the state of registration. After the Wyoming corporation was formed, we then executed a statutory merger whereby the new Utah corporation was merged into the Wyoming corporation with the Wyoming corporation deemed to be the survivor. This statutory merger is tax free under Section 361 of the Internal Revenue Code. Under Section 12 of the Securities and Exchange Act of 1934, the Wyoming corporation is also deemed to be the successor in interest of the Utah corporation and therefore the registration remains in tact. This means that the Commission file number will remain the same and that the federal tax identification number will remain the same. We are now liquidating this Utah entity. This will leave only the Wyoming entity. Therefore, SEC reports will have the same federal tax identification number, the same federal tax identification number and the same corporate name, but a different state of incorporation.



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  2.  Articles of Merger(1)

                  3(i) Articles of Incorporation (1)

                  3(ii) Bylaws(1)

                  99 Certification Pursuant to 18 U.S.C. Section 1350(1)

----------
(1) Filed herewith.

Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  INTERMOST CORPORATION



                                   By:      ANDY LIN
                                      -----------------------------------------
                                            ANDY LIN,
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER
                                            AND CHIEF FINANCIAL OFFICER

Dated:   May 14, 2003

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO RULES 13A-14 AND 15D-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     I, Andy Lin, Chief Executive Officer and Chief Financial Officer of Intermost Corporation, certifies that:

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

     Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report.

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

Dated:  May 14, 2003
                                                   /s/Andy Lin
                                                   Andy Lin
                                                   Chief Executive Officer and
                                                   Chief Financial Officer