Form 10KSB
period 2003-06-30
INTERMOST CORP
filed 2003-09-25
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                     For the Fiscal Year Ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number 0-30430

                              INTERMOST CORPORATION
                              ---------------------
                 (Name of Small Business Issuer in its charter)

            Wyoming                                    87-0418721
------------------------------------      ------------------------------------
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
   of incorporation or organization)

                 10th Floor, B10-07 Guomao Building, Renmin Rd.
                        (South), Shenzhen, China 518014
       --------------------------------------------------------------
      (Address of principal executive offices)             (Zip code)

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Issuer's revenues for the fiscal year ended June 30, 2003 were $446,265.

         The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of September 12, 2003 was 49,246,066. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 12, 2003, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $13,788,898.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

         Transition Small Business Disclosure Format:   Yes      No  X
                                                           ----    ----

                                TABLE OF CONTENTS
                                                                                Page
                                                                                ----
PART I
         ITEM 1.      BUSINESS................................................     4
         ITEM 2.      DESCRIPTION OF PROPERTY.................................     7
         ITEM 3.      LEGAL PROCEEDINGS.......................................     7
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS........................................     8

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS.............................     8
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS....................    10
         ITEM 7.      FINANCIAL STATEMENTS....................................    17
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE..................    17
         ITEM 8A.     DISCLOSURE CONTROLS AND PROCEDURES......................    17

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT.......................    18
         ITEM 10.     EXECUTIVE COMPENSATION..................................    20
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT...................................    21
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........    22
         ITEM 13.     EXHIBITS AND REPORTS OF FORM 8-K........................    22
         ITEM 14      PRINCIPAL ACCOUNTANT FEES AND SERVICES..................    23

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

         o a continuation of the general decline in the market for business-to-business Internet products,

         o our lack of capital and whether or not we will be able to raise capital when we need it,

         o government regulation of the Internet and Internet services in China,

         o our ability to successfully compete in our market and industry,

         o our ability to find suitable acquisition targets and, once acquired, to integrate these acquisitions into our business;

         o the loss of the services of our President, Chief Executive Officer and Chief Financial Officer, Mr. Andy Lin

and other factors, some of which will be outside our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

                       INFORMATION ON CURRENCY TRANSLATION

All amounts are in Renminbi ("Rmb") unless indicated to be in United States Dollars ("$" or "US$"). Our sales are principally in Renminbi. The translation of Renminbi amounts into US dollars are for reference purposes only and have been made at the exchange rate of Rmb8.28 for US$1. The People's Bank of China sets and publishes daily a base exchange rate with reference primarily to the supply and demand of Renminbi against the United States dollar in the market during the prior day. The People's Bank of China also takes into account other factors such as the general conditions existing in the international foreign exchange markets. Although Chinese governmental policies were introduced in 1996 to reduce restrictions on the convertibility of Renminbi into foreign currency for current amount items, conversion of Renminbi into any other currency for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration for Foreign Exchange. The translation of Renminbi amounts in this annual report on Form 10-KSB is not a representation that the Renminbi amounts could actually be converted into United States dollars at that rate or at any other rate on that date or on any other date.

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

In February, 2003, the Company redomiciled from the State of Utah to the State of Wyoming.

Our operations are conducted mainly through our largest subsidiary, China e.com Information Technology Ltd., which is the owner of 90% of Intermost Focus Advertising Company Ltd. and 55.3% of Shenzhen Bank Union & Jiayin e-Commerce Company Ltd.

IML was incorporated in January 1998 to develop a Chinese-language Internet business portal and to render services in connection therewith in the People's Republic of China ("China"). During the period following the Merger, the Company entered into agreements with, and completed acquisitions of, various businesses that provided or supported Internet services in an effort to implement this business plan. The Company also endeavored to develop its own Internet services businesses, including e-commerce business solutions. However, the global decline in the demand for Internet services since mid-2000, resulting in a significant economic slowdown experienced by many of the companies with whom we do business, has materially undermined the effectiveness of our efforts. Currently, through China e.com Information Technology Ltd., we offer web design and hosting services and system integration services to customers in China.

In November 2002 the Company's subsidiary, China e.com Information Technology Ltd., purchased eight licenses for HanWEB Publishing Server 3.0, an online real time translation engine that translates traditional Chinese characters, used in most of the world, to simplified Chinese characters, which are used only in China, and vice versa, and six licenses for HanVoice Web to Phone Server 1.0, a real time Internet to telephone conversion server for Cantonese, Putonghua and English. These were purchased from KanHan Technologies Ltd. ("KanHan") at a cost of $150K. The Company will be one of the distributors of these licenses in China. Currently, KanHan has one other distributor in China.

In February 2003 KanHan provided a demonstration of the HanVoice Web to Phone Server1.0 in the Company's office in Shenzhen. The purpose of the demonstration was to increase awareness of the product. With the assistance of KanHan, the Company opened an office in Guangzhou in April 2003. The office is staffed with two persons who are responsible for introducing these products to businesses and government agencies in Guangdong Province. For a period of at least one year, KanHan is subsidizing the costs related to maintaining this office and developing a market for these products. The amount of the subsidy is approximately $12,800 per month.

In May, 2003, the Company's wholly owned subsidiary, IMOT Information Technology (Shenzhen) Ltd. ("IMOT Technology"), received approval from the governments of Shenzhen and Shanghai, China to its proposed acquisition of 51% of the issued and outstanding shares of Shanghai Newray Photographic Equipment Co., Ltd. ("Shanghai Newray") from Shanghai Newray Business Development Co., Ltd. ("Shanghai Newray Business"), the owner of 75.5% of the issued and outstanding capital stock of Shanghai Newray. Shanghai Newray is engaged in the sale of digital photographic equipment. Approval of the governments of Shenzhen and Shanghai, China was required to complete the acquisition, which was memorialized by a Shareholding Transfer Agreement entered into on May 23, 2003 between IMOT Technology and Shanghai Newray Business.

Pursuant to the Shareholding Transfer Agreement, IMOT Technology paid Shanghai Newray Business Rmb200,000 (approximately $24,000) in cash to reimburse Shanghai Newray Business for certain expenses related to the acquisition and agreed to transfer to Shanghai Newray Business 4,000,000 shares of the Company's restricted common stock. The cash used to reimburse Shanghai Newray Business for its expenses was paid with the Company's funds.

Management is continuing efforts to identify and explore acquisition, merger and development opportunities.

PRODUCTS AND SERVICES

Currently, we offer web design and hosting services exclusively in China. We operate within what is commonly referred to as the "business-to-business" segment of the Internet market, where products and services are offered principally to businesses, as compared to the "business-to-consumer" segment of the Internet services market, where products and services are offered principally to consumers. During the year 2001, we developed imSCM, an e-commerce supply chain management software, and imPARTNER, an e-commerce customer relations management software. As of June 30, 2003, we installed this software in connection with the web design, web hosting or system integration services we rendered. However, as of June 30, 2003, we had not yet sold these programs as stand-alone products, although we are making efforts to do so.

During the past fiscal year we opened an office in Guanzhou to market the KanHan translation Internet and telephone software. The office is staffed with two persons. Because the cost of a license for this software is quite expensive, $20,000 for the character conversion and $15,000 for the telephone software, we are focusing our marketing efforts toward large enterprises and the local government of Guang Dong Province. An organization such as an airline, for example, can access the HanWEB Publishing Server to duplicate into simplified Chinese characters information that is posted on its website in traditional Chinese characters. As information in the traditional Chinese characters is updated, the software automatically updates the simplified characters. Likewise, by using the HanVoice Web to Phone Server, the information on the website is available via telephone. There is no need to record a separate message, which must be updated as information changes. The software provides the message and automatically updates the message as the website is updated.

Shanghai Newray is engaged in the sale of digital photographic equipment in Shanghai. It is our intention to expand Shanghai Newray's market into Hong Kong and, eventually, to the United States, although we have not yet determined how we will accomplish this.

We locate our customers and secure web design and hosting projects or sales of KanHan licenses primarily through the efforts of members of our sales team. We currently employ 28 sales persons who are based in Shenzhen and Guangzhou, but who travel throughout China, as necessary. Our sales persons are paid a base salary, and earn commissions on revenues we receive from the customers they procure.

During the fiscal year ended June 30, 2003, neither the Company nor any of its subsidiaries was dependent on one or a few major customers, however, during the 2003 fiscal year two customers in the photographic business segment each accounted for 10% or more of the sales made by Shanghai Newray.

COMPETITION

Internet Services

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

Photographic Equipment
----------------------

We also face substantial competition in the digital equipment market. In China, Shanghai Newray's digital equipment, which is sold under the name "Seagull" (English translation) represents one of the more prominent competitors in the marketplace. However, the brand does not have significant recognition outside of China. In the world market, manufacturers such as Minolta, Canon, Casio and Pentax dominate, and most likely will dominate the world market for several years due to their greater brand recognition and greater financial, marketing and other resources. We anticipate that it will take several years to increase awareness of the Seagull brand. However, we believe that these products will eventually become accepted in the marketplace outside of China. We believe that we will be able to compete with the well-established brands because we will be able to offer comparable equipment at a lower price. Currently, however, we do not have a significant presence in the market for digital photographic equipment outside of China and we cannot guarantee you that we will ever establish a significant presence or be able to compete successfully in the world market.

REGULATION

Since we operate through our subsidiaries in China, we are subject to and affected by Chinese laws, regulations, administrative determinations, court decisions and similar constraints regarding operation in China, Internet usage and e-commerce.

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

EMPLOYEES

As of June 30, 2003, we employed 49 full-time employees, 1 management executive, 14 engineering and technical staff, 6 administrative and clerical staff, and 28 sales persons. None of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes. We do not provide any special benefit or incentive programs for our employees. We believe that we enjoy good relations with all of our employees.

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

Our representative office in Hong Kong consists of approximately 500 square feet of office space located at Suite 4703, Central Plaza, Hong Kong. The premises are leased from an unrelated third party with rental payments, office facilities and management fees of approximately $20,000 per year. There is no lease agreement signed for the premises.

We have decided to expand our web design and production team, therefore we have leased additional office space. In July 2003 we leased a 600 square feet office located at 10/F, Guomao Building. The lease payments, which include a management fee, total approximately $4,000 per year. The lease expires on January 31, 2004. In September 2003 we leased premises located at 13/F Guomao Building. The premises are approximately 1,100 square feet. The lease payments, which also include a management fee, total approximately $8,700 per year. This lease will expire on February 28, 2004.

All of our office facilities are in good condition and we believe they are adequate to support our operations for the foreseeable future.

We also own office space consisting of approximately 5,000 square feet in Guomao Building, which we lease to an unrelated third party for approximately $24,000 per year. The lease term is 3 years. The lease will expire in September 2003. On June 18, 2003 we entered into an agreement to sell the property to an unrelated third party for Rmb 940,000 (approximately $114,000).

ITEM 3.  LEGAL PROCEEDINGS

In June 2001 we filed a lawsuit in the Court of First Instance of High Court of Hong Kong (the "Court") against J.R. Hi-Tech Investment Corporation ("J.R. Hi-Tech") and its controlling shareholders, Mr. Xin Lei Wang and Mr. Yong Jiang,

(collectively, the "Defendants"). On October 24, 2000, we entered into a Subscription Agreement with the Defendants, which provided among other things for our subscription of 70,000 ordinary shares, par value $1 per share, representing 58.3% of the post-closing issued and outstanding shares of J.R. Hi-Tech in consideration of our payment of $176,470 in cash and our issuance of 510,300 shares of our common stock. J.R. Hi-Tech's principal asset is an indirect 90% interest in Shenzhen China Websecurity.com, a Chinese-foreign equity joint venture, which engages in the provision of Internet security services, systems integration and software development services. Despite the Defendants' failure to deliver J.R. Hi-Tech ordinary shares to us as provided in the Subscription Agreement, we delivered in January 2001 Rmb 1,500,000 in cash to J.R. Hi-Tech (but not our shares). In this lawsuit, we seek rescission of the Subscription Agreement, recovery of the Rmb 1,500,000, and additional damages and injunctive relief. On June 22, 2001, the Court issued an order to freeze certain bank accounts in the names of the Defendants. On July 3, 2001, following a hearing, the Court extended this order until further order from the Court. We intend to vigorously pursue our rights against the Defendants. However, due to uncertainty of any recovery from J.R. Hi-Tech or the other two Defendants, in fiscal 2001, we have written off the entire Rmb 1,500,000 we delivered to J.R. Hi-Tech.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were put before our shareholders for a vote during the last quarter of our fiscal year.

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

                                                               High       Low
                                                               ----       ---

FISCAL 2002

              Quarter ended September 30, 2001                 0.09       0.04
              Quarter ended December 31, 2001                  0.08       0.03
              Quarter ended March 31, 2002                     0.07       0.03
              Quarter ended June 30, 2002                      0.05       0.03

FISCAL 2003

              Quarter ended September 30, 2002                 0.04       0.02
              Quarter ended December 31, 2002                  0.08       0.01
              Quarter ended March 31, 2003                     0.08       0.03
              Quarter ended June 30, 2003                      0.69       0.03

The above bid information is obtained from the "Finance" section of yahoo.com, and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of September 12, 2003, there were approximately 588 holders of record of the Company's common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

We have never declared or paid any cash dividend on our common stock and do not expect to declare or pay any cash dividend in the foreseeable future.

We do not currently have an equity compensation plan.

In the fiscal year ended June 30, 2003, the Company issued common stock to various parties. The value of the common stock issued was based on the market price of the shares at the date of the transactions or on the fair value of services received. The issuances were as follows:

On May 14, 2003 the Company issued 2,000,000 shares of common stock to Shanghai Newray Business Development Ltd. and 2,000,000 shares of common stock to Tien Chou Wei for the purchase of 51% of the issued and outstanding shares of Shanghai Newray Photographic Equipment Co., Ltd. The value of the common stock was determined to be $0.13 per share, for a total value of $520,000. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 14, 2003 the Company issued 2,000,000 shares of common stock to Yorkshire Capital Ltd. in exchange for services rendered to the Company in a capital raising transaction. The total value of the stock was determined to be $0.02 per share, for a total value of $40,000. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 14, 2003, the Company issued 1,027,318 shares to five consultants who rendered services to the Company having a value of $6,000, $6,000, $4,000, $5,000 and $10,000. 733,333 shares were issued with a value of $0.03 per share, 200,000 shares were issued with a value of $0.02 per share and 93,985 shares were issued with a value of $0.0532 per share. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 14, 2003 the Company issued a total of 3,922,801 shares of common stock to Andy Lin, its Chief Executive Officer. Of this amount, 1,709,400 shares, having a value of $0.03 per share or $51,282, was issued to Mr. Lin in lieu of cash as part of his compensation. The balance of the common stock, 2,213,401 shares, was issued to Mr. Lin in partial payment of loans he made to the Company. The common stock had a value of $130,720. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 14, 2003 the Company issued a total of 52,000 shares of common stock, having a value of $0.07 per share or $3,848, to Mr. Jian Xing Li, in settlement for obligations owed to him by the Company in connection with the termination of his employment. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 14, 2003 the Company issued 200,000 shares of common stock to each of Francis Tsui and Kwok Wing Hung, its former directors, for services rendered prior to their resignation in February 2003. The common stock had a value of $0.035 per share, for a total of $14,000. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 14, 2003 the Company issued 1, 709,400 shares of common stock to Kam Fai Sun, the Company's former Financial Manager. The shares had a value of $0.03 per share or $51,282. The shares were issued to Mr. Sun in lieu of cash as part of his compensation. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

Long-lived assets and goodwill

The Company periodically evaluates the carrying value of long-lived assets held or used whenever events and circumstances indicate that the carrying value of the asset may no longer be recoverable. An impairment loss, measured on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying value of the assets.

We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets". Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted cash flows approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

OVERVIEW

From the fourth quarter of fiscal 2000 through the present day, the global market for Internet services and products experienced a sharp decline in growth that was accompanied by a general reduction in technology spending. This reduction in spending has adversely impacted both our liquidity and our revenues. In addition, the outbreak of SARS had a severe negative impact on the economy of China, from which it now seems to be recovering.

In response to the decline in our revenues, management has taken measures to both raise and conserve cash. We have also used flexible marketing and pricing strategies to attract customers and we began to diversify the Company's business, so that it is no longer dependent on one market for revenue. The investment in Shanghai Newray in May, 2003 has initially provided encouraging results. Although this business may have a profit margin that is lower than our existing web design and hosting business, we expect it to contribute positively to our overall profits. Our plan for the future is to strengthen our core Internet business, control our overall expenditures, enhance the effectiveness of our operations and continue to acquire profitable businesses.

Currently, we are experiencing an increase in web design projects. We are recruiting additional staff to meet project deadlines. We are also coordinating with our salespersons, who will act as liaisons with our customers, to prepare a schedule for completion of a project, to keep the customer apprised of the status of a project and to work with the customer in providing our designers with input during the creation of the website. We are also implementing procedures for inventory control, including stock in/stock out records and proper documentation for invoicing and receivable collection for Shanghai Newray.

We plan to acquire companies by using shares of our common stock. We believe that active trading of our common stock will be important to the principals of target companies and future acquisitions may be dependent on the active trading of our common stock. However, our common stock has not been actively traded and, if our common stock continues to trade flatly, we may not be able to make acquisitions.

RESULTS OF OPERATIONS

Following is summary financial information reflecting our operations for the periods indicated.

                                                       Year Ended June 30,
                                                       -------------------
                                                       2002           2003
                                                       ----           ----

         Net revenues                              $   592,059    $   446,265
         Cost of revenues                             (401,089)      (366,905)
         Gross profit                                  190,970         79,360
         Selling, general and administrative        (1,026,258)    (1,088,782)
         Loss on abandonment of fixed assets           (98,731)             -
         Impairment of fixed assets                          -       (164,251)
         Loss on disposal of fixed assets              (37,952)        (6,254)
         Write back of welfare provisions                    -         89,200
         Loss from operations                         (971,971)    (1,090,727)
         Gain on liquidation of an associated
           company                                      67,735              -
         Other income, net                              64,766         21,205
         Loss before minority interest                (839,470)    (1,069,522)
         Minority interests                               (357)        (9,296)
         Net loss                                  $  (839,827)   $(1,078,818)

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002

Net revenues.

Net revenues for the year ended June 30, 2003 decreased by $146K*, or 25%, to $446K from $592K for the year ended June 30, 2002.

Net revenues during fiscal 2003 were derived principally from e-commerce solutions, sales of computer software, sales of photographic equipment and management fee income while net revenues during fiscal 2002 were derived principally from e-commerce solutions, system sales and integration and web advertisement. The term "e-commerce solutions" includes web site design and development and web hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

                                              Total Net Revenues         Percent of Total Net Revenues
                                              ------------------         -----------------------------
                                              Year Ended June 30,              Year Ended June 30,
                                              -------------------              -------------------
                                              2002          2003              2002           2003
                                              ----          ----              ----           ----
                                               US$           US$
E-commerce solutions
     - Web site design and development       246,450       155,995            41.63%       34.96%
     - Conference services                   132,633             0            22.40%           0%
                                            --------     ---------         ---------     --------
                                             379,083       155,995            64.03%       34.96%
System sales and integration                 112,003        36,832            18.92%        8.25%
Sales of computer software                         0         3,135                0%        0.70%
Sales of photographic equipment                    0       211,318                0%       47.35%
Management fee income                              0        38,768                0%        8.69%
Advertisement                                100,973           217            17.05%        0.05%
                                            --------     ---------         ---------     --------
     Total                                   592,059       446,265            100.0%       100.0%
                                            ========     =========         =========     ========

Total revenues derived from e-commerce solutions decreased by $223K, or 59 %, to $156K in fiscal 2003 as compared to $379K in fiscal 2002. System sales and integration revenues decreased by $75K, or 67%, to $37K in fiscal 2003 as compared to $112K in fiscal 2002. Web advertisement revenues decreased by $101K, or 99%, to $0.2K in fiscal 2003 as compared to $101K in fiscal 2002.

The decline in total net revenues and the character of those sales was primarily attributable to management's decision to revise the Company's plan of operation to develop our business beyond the market for Internet products and services. The Internet market was adversely impacted during the 2000 fiscal year by a sharp decline in worldwide investment in Internet initiatives and by weak economic conditions and slowing economic growth globally. These conditions are still present and were exacerbated by the outbreak of SARS.

We continue to believe that the Chinese Internet market will continue to develop, outpacing the growth of other more mature Internet markets, and that our presence in the market, including development of our software products, will allow us to capitalize on opportunities to sell computer software products and web design and hosting services in China. In the meantime, we believe that our plan to acquire other types of small, profitable businesses will help carry us through until the Internet market in China begins to accelerate.

--------
* As used in this 10-KSB, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $380,499 may be rounded to "$380K"

Costs of Revenues.

Costs of revenues consist principally of salaries for computer network technicians, sub-contract fees, costs of systems sales and integration, costs of photographic equipment, costs of computer software, depreciation, and other costs including travel, employee benefits, office expenses and related expenses allocated to the engineering and technician staff.

The following table reflects the principal components of costs of revenues and the percentage of net revenues represented by each component for the periods indicated:

                                            Total Cost of Revenues       Percent of Total Net Revenues
                                            ----------------------       -----------------------------
                                              Year Ended June 30,               Year Ended June 30,
                                              -------------------               -------------------
                                             2002           2003              2002         2003
                                           ---------      --------          --------     --------
                                              US$           US$
Engineers/technician salaries                 49,518        52,425             8.36%       11.75%
Subcontract fees                             177,015           195            29.90%        0.04%
Cost of system sales and integration          97,485        41,784            16.47%        9.36%
Cost of photographic equipment                     -       190,130                -%       42.60%
Cost of computer software                          -        45,969                -%       10.30%
Depreciation                                  15,394         4,433             2.60%        1.00%
Other                                         61,677        31,969            10.41%        7.16%
                                           ---------      --------          --------     --------
     Total                                   401,089       366,905            67.74%       82.21%
                                           =========      ========          ========     ========

Compared to the 2002 fiscal year, the total costs of revenues for the 2003 fiscal year decreased by $34K, or 9%, to $367K. The decline in costs of revenues was due to cost containment efforts implemented by management and a decline in sales. The principal components of costs of revenues during the 2003 fiscal year were costs of hardware, photographic equipment and computer software, other costs associated with support of the engineering and technician staff, engineer and technician salaries, and depreciation of equipment utilized in connection with services.

Selling, General and Administrative Expense.

Selling, general and administrative expense ("SG&A") consists principally of (1) sales commissions, advertising, trade show and seminar expenses, and direct-field sales expense, (2) salaries for administrative and sales staff, (3) corporate overhead, and (4) allowances for bad and doubtful accounts. The following table reflects the principal components of SG&A and the percentage of net revenues represented by each component for the periods indicated:

                                            Total SG&A                Percent of Total Net Revenues
                                            ----------                -----------------------------
                                         Year Ended June 30,                Year Ended June 30,
                                         ----------------------             ---------------------
                                           2002           2003                2002         2003
                                         --------       --------            --------     --------
                                            US$            US$

Sales and marketing salaries and
     commissions                          114,172         98,663              19.28%       22.11%
Other sales and marketing                 105,000         55,131              17.73%       12.35%
Rentals                                    55,130         61,036               9.31%       13.68%
Administrative salaries                   168,858        268,328              28.52%       60.13%
Corporate overhead                        529,806        566,120              89.49%      126.86%
Bad and doubtful debt for
     accounts receivables                   5,006              -               0.84%           -%
Bad and doubtful debt for
 other receivables                         48,286         30,767               8.16%        6.89%
Bad and doubtful debt for
 related company                                -          8,737                  -%        1.96%
                                        ---------      ---------             -------     --------
     Total                              1,026,258      1,088,782             173.33%      243.98%
                                        =========      =========             =======     ========

The principal components of SG&A during the 2003 year were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation and consultancy fees.

For the 2003 fiscal year, SG&A increased by $63K, or 6%, to $1,089K as compared to $1,026K for the 2002 fiscal year. Sales and marketing salaries and commissions decreased 14% during the 2003 fiscal year, to $99K, as compared to $114K for the 2002 fiscal year. During the 2003 fiscal year, rentals increased by 6K or 11% to $61K, as compared to $55K in the 2002 fiscal year. Administrative salaries increased substantially by $99K or 59% to $268K during the 2003 fiscal year, as compared to $169K in the 2002 fiscal year. Other corporate expense increased slightly during the 2003 fiscal year, by $36K or 7% to $566K, as compared to $530K in the 2002 fiscal year. The increase in SG&A has been principally attributable to a combination of (1) the addition of office space in Hong Kong (2) the addition of one senior management position, (3) corporate overhead including consultancy fee, management fee and investor relation expenses, and (4) provision of doubtful accounts for a related company.

Impairment of Fixed Assets

On June 18, 2003 we entered into an agreement to sell our real property. Cost and accumulated depreciation amounted to $336,981 and $58,972 respectively. As a result, we have provided for an impairment charge of $164,251.

Write-back of Welfare Provisions

During previous years we have made provisions for benefits (welfare) for certain of our employees. The amount of the benefit was based on the employee's salary. Due to poor performance, the benefits were not paid. Furthermore, the employment of many of these employees has been terminated. We do not have any plans to provide our current employees with benefits, other than those benefits mandated by the government of China. Therefore, we have "written back" the amount of the benefits for the fiscal year ended June 30, 2003.

Minority Interest.

We reported a minority interest with a value of $9K for the 2003 fiscal year, reflecting our proportionate interest in the profits of Intermost Focus Advertising and Shanghai Newray Photographic Equipment, as compared to a minority interest with a value $0.4K for the 2002 fiscal year, reflecting our proportionate interest in the profits of Intermost Focus Advertising.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations with cash from our operating activities, sales of our securities and by using our common stock to make acquisitions and purchases.

At June 30, 2003 we had cash and cash equivalents of $79K and negative working capital of $324K as compared to $54K of cash and cash equivalents and $98K of working capital at June 30, 2002.

Operations used $351K of cash during the 2003 fiscal year as compared to $579K of cash used during the 2002 fiscal year. Cash was used in operations to fund our loss of $1,079K, to increase inventory by $88K, to purchase computer software costing $106K and for the payment of increases in various liabilities. We also included in cash approximately $89K representing the value of employee welfare (benefits) that was unused. These costs were partially offset by non-cash charges, including depreciation expense of $61K and loss on the disposal of fixed assets of $6K and impairment of fixed assets of $164K.

Net cash provided by investing activities was $33K for the 2003 fiscal year while net cash provided by investing activities was $51K for the 2002 fiscal year. Funds provided by investing activities consisted of net sales of equipment and the acquisition of a subsidiary.

Net cash provided by financing activities was $343K for the 2003 fiscal year while net cash provided by financing activities was $83K for the 2002 fiscal year. Funds provided by financing activities consisted of proceeds received during fiscal 2002 from the subscription for 4,760,000 shares of common stock from a private placement of 20,000,000 shares at $0.02 per share.

We had no long term debt at June 30, 2003 or June 30, 2002.

We have implemented various cost management measures to reduce our overhead in response to our declining revenues. We are also evaluating various opportunities to accelerate the path to, and attain, profitability. The investment in Shanghai Newray is the beginning of our plan to invest in or acquire businesses that are not dependent on the Internet market. However, there can be no assurance that the cash provided by our current operations will be sufficient to meet our cash needs in the 2004 fiscal year, and in such instance the Company will likely need to borrow money or obtain additional equity financing in order to sustain operations. We have no commitments for funding and we cannot assure you that funding will be available to us on acceptable terms, or at all. If we need financing and cannot obtain it, we may be required to severely curtail, or even cease, our operations.

In July 3, 2003 the Company's wholly-owned subsidiary, IMOT Technology, entered into an agreement, subject to the final approval from the government of Shenzhen and Hainan, China, to its proposed acquisition of (i) 21% of the issued and outstanding shares, of Hainan Special Economic Zone Property Rights Exchange Center ("Exchange Center") from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Keensheng Science and Technology Development Co., Ltd., the owners of 100% of the issued and outstanding capital stock of Exchange Center (collectively, the "Exchange Stockholders") and (ii) 80% of the issued and outstanding shares of Hainan Concord Financial Products Development Co., Ltd. ("Development") from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Ditai Communication Co., Ltd.(collectively, the "Development Stockholders"). Development is an owner of 51% of the shares of Hainan Yangpu Multifunctional Smart Card Sales and Management Co. Ltd.

Exchange Center is the only institution in Hainan approved by the Hainan Provincial Securities Commission to facilitate the trading of property rights, including intellectual property rights. Exchange Center charges a transaction fee of 0.3% on each trade. The Company, through IMOT Technology, intends to continue and expand these operations in China.

Development provides financial institutions with research and development services related to financial products and instruments. Its subsidiary, Hainan Yangpu Multifunctional Smart Card Sales and Management Co. Ltd., issues and manages multifunctional smart cards and provides related services. The Company, through IMOT Technology, also intends to continue and expand these operations in China.

Pursuant to the Stock Exchange Agreements relating to Development and Exchange Center, IMOT Technology paid the Development and Exchange Stockholders each 5,000,000 shares of the Company's restricted common stock, having a value of Rmb8,980,000 (approximately US$1,085,000).

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

         o Entry of new competition (including established companies from outside China and companies with substantially greater resources) into our markets;

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

ITEM 7.  FINANCIAL STATEMENTS

The financial statements, together with the independent auditors' report thereon of Moores Rowland, appear beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In September 2001 the Company's Board of Directors dismissed
PricewaterhouseCoopers as the independent auditors for the Company and selected Blackman Kallick Bartelstein LLP to serve as its new independent auditors.

In January 2002 the Company's Board of Directors dismissed Blackman Kallick Bartelstein LLP as the independent auditors for the Company and selected Moores Rowland to serve as its new independent auditors.

PricewaterhouseCoopers did not render any audit reports on the financial statements of the Company. During the Company's two quarterly interim periods preceding the dismissal of PricewaterhouseCoopers, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused PricewaterhouseCoopers to make reference to the subject matter of the disagreements in connection with its report. During the Company's two quarterly interim periods preceding the dismissal of PricewaterhouseCoopers, there have been no reportable events of the type required to be disclosed by
Item 304(a)(1)(v) of Regulation S-K.

Blackman Kallick Bartelstein LLP's audit report on the financial statements of the Company as of June 30, 2001 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the subsequent interim period preceding the resignation of Blackman Kallick Bartelstein LLP, there were no disagreements with Blackman Kallick Bartelstein LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Blackman Kallick Bartelstein LLP, would have caused Blackman Kallick Bartelstein LLP to make reference to the subject matter of the disagreements in connection with its report.

ITEM 8A

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO") who is also our Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO/CFO believes:

         (i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure; and

         (ii) that our disclosure controls and procedures are effective.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT
EMPLOYEES

The following table sets forth certain information regarding the directors and executive officers of the Company.

         Name               Age               Position
         ----               ---               --------

         Andy Lin            57      President, Chief Executive Officer,
                                     Chief Financial Officer and Director

         Sai Keung Chan      47      Secretary and Director

         Shim Yang           45      Director

         Catalina Chan       52      Director

In February 2003, upon the Company's change of domicile from the State of Utah to the State of Wyoming, Messrs. Francis Tsui, Jun Liang and Sonny Hung voluntarily relinquished their positions as directors of the Company.

There are no family relationships among any of the directors or officers of the Company.

None of our directors or executive officers has, during the past five years,

         o had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

         o been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

         o been subject to any order, judgment, or decree not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

         o been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

CATALINA CHAN has served as a director of the Company since April 2002. Ms. Chan first established Multi M Company Limited in 1984 and it was one of the first companies to introduce Casio Products into China and is responsible for the trading and logistic management of these products in China. She has over 18 years of experience in China trade for digital products including cameras, watches, personal computers and printers, software and accessories.

TERM OF OFFICE

All directors named above will serve until the next annual meeting of the Company's shareholders. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement.

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

The Company believes that, with respect to its fiscal year ended June 30, 2003, all of the Company's directors and officers and all of the persons known to the Company to own more than ten percent (10%) of the Company's common stock, either failed to file on a timely basis, or have yet to file the required beneficial ownership reports with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

For the 2003 fiscal year, all executive officers received their salaries from the Company and no bonus was paid to any executive officer. Executive officers include our current Chief Executive Officer and President, Andy Lin, our former Chief Executive Officer and President, Jun Liang, and Kam Fai Sun, our former Finance Manager.

The following table sets forth information concerning cash and non-cash compensation paid or accrued to our executive officers during the past three fiscal years:

                                                                       LONG TERM COMPENSATION
                                                                       -----------------------------------------
                                 ANNUAL COMPENSATION                    AWARDS                              PAYOUTS
                             --------------------------------------------------------------------------------------
                                                     Other          Restricted                            All Other
                                                      Annual        Stock        Securities     LTIP      Compen-sation
Name and Principal            Salary       Bonus     Compensation   Awards       Underlying     Payout       ($)
Position               Year       ($)        ($)          ($)           ($)      Options/SARs     ($)
Andy Lin,              2003    128,205(4)     0            0             0             0           0          0
CEO and                2002     76,923        0            0             0             0           0          0
President(1)           2001     76,923        0          5,640           0             0           0          0

Jun Liang              2003        0          0            0             0             0           0          0
CEO, Chairman          2002      5,769        0            0             0             0           0          0
and President(2)       2001     92,307        0          5,640           0             0           0          0

Kam Fai Sun            2003    102,564(5)     0            0             0             0           0          0
Finance Manager(3)     2002     19,231        0            0             0             0           0          0
                       2001        0          0            0             0             0           0          0

(1) Mr. Lin was appointed as Chief Executive Officer and President of the Company in June 2001. Previously, Mr. Lin served as Vice President of the Company.
(2) Mr. Liang served as Chief Executive Officer of the Company from October 1998 until June 2001.
(3) Mr. Sun's employment with the Company began on March 25, 2002 and terminated on February 28, 2003. Mr. Sun continues to perform consulting services for the Company.
(4) Of this amount, $76,923 was paid in cash and the balance, totaling $51,282, was paid by issuing to Mr. Lin 1,709,400 shares of the Company's common stock having a value of $0.03 a share.
(5) Of this amount, $51,282 was paid in cash and the balance, totaling $51,282, was paid by issuing to Mr. Sun 1,709,400 shares of the Company's common stock having a value of $0.03 a share.

During the 2003 fiscal year, the Company did not grant options to any of its directors or executive officers.


DIRECTOR'S COMPENSATION

Neither employee nor non-employee directors received any compensation for his or her service as a director in the 2003 fiscal year, with the exception of the shares of common stock issued to Francis Tsui and Kwok Wing Hung as more fully described in Item 5 of this annual report.

The Company reimburses its directors for out-of-pocket expenses incurred on behalf of the Company.

OTHER COMPENSATION AND EMPLOYMENT ARRANGEMENTS

No executive officer, at June 30, 2003, had an employment agreement.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

         The following table is furnished as of September 12, 2003, to indicate beneficial ownership of shares of the Company's common stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's common stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group.

         Name and Address of                                  Number of Shares
         Beneficial Owner (1)                                 Beneficially Owned                Percent
         --------------------                                 ------------------                -------
     Allied Point Limited (3)...........................         3,218,653   (2)                6.53%
     Jun Liang (3)......................................         3,218,653   (2)                6.53%
     Andy Lin (3).......................................         3,218,653   (2)                6.53%
     Andy Lin...........................................         3,922,801                      7.96%
     eBiz Incubation Co. Ltd. (4).......................         1,166,066   (5)                2.36%
     Francis Tsui (4)...................................         1,166,066   (5)                2.36%
     Francis Tsui.......................................           200,000                      0.40%
     Shim Yang..........................................           350,000                      0.71%
     Catalina Chan (6)..................................         1,000,000                      2.03%
     Grand Grade International Ltd (6)..................         1,000,000                      2.03%
     Sai Keung Chan.....................................           700,000                      1.42%
     Sonny Hung.........................................           200,000                      0.40%
     E-World Investment Holding Ltd.....................         5,340,000                     10.84%
     Mass United Investment Ltd.........................         2,500,000                      5.07%
     All officers and directors as a group (7 persons)..        10,757,520                     21.84%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended June 30, 2001 and 2002, Jun Liang and Andy Lin, officers, directors and principal shareholders of the Company, advanced funds to, and were advanced funds by, the Company on an unsecured, non-interest bearing basis without pre-determined repayment terms. At June 30, 2002, the net balances owed to Mr. Liang and Mr. Lin were $80,891 and $143,496, respectively. At June 30, 2003, the net balances owed to Mr. Liang and Mr. Lin were $80,487 and $51,071, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number                     Description of Exhibit
------                     ----------------------

2.1      Exchange Agreement with Shareholders of Intermost Limited (1)

3.1      Articles of Incorporation (1)

3.2      Bylaws (1)

10.1 Joint Venture Agreement, dated June 1, 2000, re: Shenzhen Sino E-commerce Co. Ltd.(2)

10.2 Subscription Agreement dated October 24, 2000, by and among Intermost Corporation, J.R. Hi-Tech Investment Corporation, Xinlei Wang and Yong Jiang (3)

10.3 Shareholding Transfer Agreement dated May 23, 2003 between IMOT Information Technology (Shenzhen) Ltd. and Shanghai Newray Business Development Co., Ltd.(4)

21.      Significant Subsidiaries(5)

31. Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)(5)

32. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

--------------------
(1) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form 10-SB (Commission File No. 0-30430).
(2) Incorporated by reference to the respective exhibits filed with Registrant's Annual Report on Form 10-KSB for the year ended June 30, 2000.
(3) Incorporated by reference to the respective exhibits filed with Registrant's Current Report on Form 8-K dated January 20, 2001.
(4) Incorporated by reference to the exhibits filed with Registrant's Current Report on Form 8-K dated June 9, 2003 and filed on June 9, 2003.
(5)      Filed herewith.


(b)      Reports on Form 8-K

         On June 9, 2003 the Registrant filed a Current Report relating to the acquisition by its subsidiary of 51% of the outstanding shares of Shanghai Newray Photographic Equipment Co., Ltd.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2002 and June 30, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.


                                    June 30, 2003             June 30, 2002
                                    -------------             -------------

(i)      Audit Fees                 $ 74,750                  $ 82,500
(ii)     Audit Related Fees         $       -                 $        -
(iii)    Tax Fees                   $       -                 $        -
(iv)     All Other Fees             $       -                 $        -

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INTERMOST CORPORATION



                                       BY:/s/ Andy Lin
                                          ------------------------------------
                                          ANDY LIN
                                          PRESIDENT, CHIEF EXECUTIVE OFFICER
                                          AND CHIEF FINANCIAL OFFICER
Dated: September 25, 2003

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                          Title                              Date
    ---------                          -----                              ----



/s/Andy Lin             President, Chief Executive Officer,         September 25, 2003
------------------
Andy Lin                Chief Financial Officer and Director



/s/Sai Keung Chan       Director                                    September 25, 2003
------------------
Sai Keung Chan



/s/Shim Yang            Director                                    September 25, 2003
------------------
Shim Yang



/s/Catalina Chan        Director                                    September 25, 2003
------------------
Catalina Chan


INTERMOST CORPORATION

INDEX TO FINANCIAL STATEMENTS
----------------------------------------------------------------------------------------------------------------------



                                                                                                               Page


Report of Independent Auditors                                                                                  F-2

Consolidated Balance Sheet as of June 30, 2003                                                                  F-3

Consolidated Statements of Operations for the years ended June 30, 2002 and 2003                                F-4

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2002 and 2003                      F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2002 and 2003                                F-6

Notes to and forming part of the Financial Statements                                                       F-7 - F-27


REPORT OF INDEPENDENT AUDITORS



To the Stockholders and the Board of Directors of

INTERMOST CORPORATION

We have audited the accompanying consolidated balance sheet of Intermost Corporation (the "Company") and its subsidiaries (the "Group") as of June 30, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2002 and 2003. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Group as of June 30, 2003 and the results of its operations and its cash flows for the years ended June 30, 2002 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern. As discussed in Note 2(b) to the financial statements, the Group has suffered recurring losses from operations and has significant accumulated deficit. In addition, the Group has negative working capital and continues to experience negative cash flow from operations. All these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.







MOORES ROWLAND
Chartered Accountants
Certified Public Accountants,
Hong Kong, September 25, 2003


INTERMOST CORPORATION

CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------------------------------------------------



                                                                                          AS OF JUNE 30, 2003
                                                                                 ---------------------------------------
ASSETS                                                                                       Rmb                    US$

CURRENT ASSETS
Cash and cash equivalents                                                                652,453                 78,799
Accounts receivable                                                                    1,392,119                168,130
Inventories                                                                              367,522                 44,387
Deposits, prepayments and other receivables, net of allowance for doubtful
    accounts of Rmb197,950 (Note 4)                                                    1,314,834                158,796
                                                                                 ----------------       ----------------

TOTAL CURRENT ASSETS                                                                   3,726,928                450,112

Plant and equipment, net (Note 5)                                                      1,356,056                163,775
Goodwill, at cost                                                                      4,568,552                551,757
Computer software held for sale                                                          879,750                106,250
                                                                                 ----------------       ----------------

TOTAL ASSETS                                                                          10,531,286              1,271,894
                                                                                 ================       ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                       2,958,920                357,357
Accruals and other payables (Note 6)                                                   2,246,653                271,336
Deposits from customers                                                                  472,664                 57,085
Deferred revenue                                                                         286,000                 34,541
Business tax and government surcharges payable                                            23,493                  2,837
Due to a director (Note 11)                                                              422,871                 51,071
                                                                                 ----------------       ----------------

TOTAL CURRENT LIABILITIES                                                              6,410,601                774,227
                                                                                 ----------------       ----------------

COMMITMENTS AND CONTINGENCIES (Note 9)

MINORITY INTERESTS                                                                       412,556                 49,826
                                                                                 ----------------       ----------------

STOCKHOLDERS'  EQUITY
Preferred  stock,  par value of US$0.001:
- Authorized - 5,000,000  shares
- None  outstanding
Common  stock,  par  value  US$0.001:
- Authorized - 100,000,000 shares
- Outstanding and fully paid - 46,246,066 shares                                         382,954                 46,246
- Reserved and to be issued - 3,820,000 shares                                            31,630                  3,820
Additional paid-in capital                                                            70,635,073              8,530,809
                                                                                 ----------------       ----------------

                                                                                      71,049,657              8,580,875

Accumulated deficit                                                                  (67,310,632)            (8,129,303)
Accumulated other comprehensive loss                                                     (30,896)                (3,731)
                                                                                 ----------------       ----------------

TOTAL STOCKHOLDERS' EQUITY                                                             3,708,129                447,841
                                                                                 ----------------       ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            10,531,286              1,271,894
                                                                                 ================       ================

The accompanying notes are an integral part of these financial statements.
------------------------------------------------------------------------------------------------------------------------



INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------


                                                                               YEARS ENDED JUNE 30,
                                                           --------------------------------------------------------------
                                                                      2002                  2003                  2003
                                                                       Rmb                   Rmb                   US$
Net revenues (Note 2(k))                                         4,902,248             3,695,075               446,265
Cost of revenues (Note 2(l))                                    (3,321,014)           (3,037,972)             (366,905)
                                                           ------------------    ------------------    ------------------

Gross profit                                                     1,581,234               657,103                79,360

Selling, general and administrative expenses                    (8,497,414)           (9,015,113)           (1,088,782)
Loss on disposal of fixed assets                                  (314,242)              (51,784)               (6,254)
Loss on abandonment of fixed assets                               (817,496)                    -                     -
Impairment of fixed assets (Note 5)                                      -            (1,360,000)             (164,251)
Write-back of welfare provisions (Note 2(m))                             -               738,578                89,200
                                                           ------------------    ------------------    ------------------

LOSS FROM OPERATIONS                                            (8,047,918)           (9,031,216)           (1,090,727)

Other income:
Gain on liquidation of an associated company                       560,847                     -                     -
Interest income                                                     14,169                 2,105                   254
Other net income (Note 2(n))                                       522,092               173,474                20,951
                                                           ------------------    ------------------    ------------------

TOTAL OTHER INCOME                                               1,097,108               175,579                21,205
                                                           ------------------    ------------------    ------------------

LOSS BEFORE MINORITY INTERESTS                                  (6,950,810)           (8,855,637)           (1,069,522)

Minority interests                                                  (2,954)              (76,972)               (9,296)
                                                           ------------------    ------------------    ------------------

NET LOSS                                                        (6,953,764)           (8,932,609)           (1,078,818)
                                                           ==================    ==================    ==================

Net loss per share (Note 2(s))
Weighted average number of shares outstanding
    - basic                                                     14,189,163            35,161,599            35,161,599
                                                           ==================    ==================    ==================

Loss per common share
    - basic                                                          (0.49)                (0.25)                (0.03)
                                                           ==================    ==================    ==================

The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------------------------------------------------


INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------


                                                                   COMMON STOCK
                                              ------------------------------------------------------
                                                       ISSUED              RESERVED AND TO BE ISSUED
                                              --------------------------  --------------------------
                                                                                                          ADDITIONAL
                                                  Number                        Number                       PAID-IN
                                               of shares         AMOUNT      of shares         AMOUNT        CAPITAL
                                                                    Rmb                           Rmb            Rmb

Balance as of June 30, 2001                   13,120,481        108,679              -              -     58,955,419
Proceeds on issuance of common stock, net
   of issuance cost of Rmb331,200, of
   which the shares for issuance cost have
   not been issued                            20,000,000        165,600      2,000,000         16,560      3,129,840
Net loss                                               -              -              -              -              -
                                              ----------     ----------    -----------     ----------    -----------
Balance as of June 30, 2002                   33,120,481        274,279      2,000,000         16,560     62,085,259


Issuance of common stock for services
   rendered                                    1,027,318          8,505              -              -        248,176
Issuance of common stock to a director for
   partial settlement of balance due           2,213,401         18,326              -              -      1,064,033
Issuance of common stock to employee as
   compensation                                3,870,800         32,048              -              -        964,959
Issuance of common stock for settlement of
   creditors, net of issuance cost             2,014,066         16,676     (2,000,000)       (16,560)          (116)
Issuance of common stock for acquisition       4,000,000         33,120              -              -      4,272,480
Common stock reserved and to be issued for
   services rendered                                   -              -      3,820,000         31,630      2,000,282
Net loss                                               -              -              -              -              -
                                              ----------     ----------    -----------     ----------    -----------

Balance as of June 30, 2003                   46,246,066        382,954      3,820,000         31,630     70,635,073
                                              ==========     ==========    ===========     ==========    ===========





                                                                    Accumulated
                                                                          other
                                                  Accumulated   comprehensive
                                                      deficit              loss           Total            Total
                                                          Rmb               Rmb             Rmb              US$

Balance as of June 30, 2001                       (51,424,259)          (30,896)      7,608,943          918,955
Proceeds on issuance of common stock, net
   of issuance cost of Rmb331,200, of
   which the shares for issuance cost have
   not been issued                                          -                 -       3,312,000          400,000
Net loss                                           (6,953,764)                -      (6,953,764)        (839,827)
                                                  -----------        ----------    ------------     ------------

Balance as of June 30, 2002                       (58,378,023)          (30,896)      3,967,179          479,128


Issuance of common stock for services
   rendered                                                 -                 -         256,681           31,000
Issuance of common stock to a director for
   partial settlement of balance due                        -                 -       1,082,359          130,720
Issuance of common stock to employee as
   compensation                                             -                 -         997,007          120,411
Issuance of common stock for settlement of
   creditors, net of issuance cost                          -                 -               -                -
Issuance of common stock for acquisition                    -                 -       4,305,600          520,000
Common stock reserved and to be issued for
   services rendered                                        -                 -       2,031,912          245,400
Net loss                                           (8,932,609)                -      (8,932,609)      (1,078,818)
                                                  -----------        ----------    ------------     ------------

Balance as of June 30, 2003                       (67,310,632)          (30,896)      3,708,129          447,841
                                                  ===========        ==========    ============     ============

The accompanying notes are an integral part of these financial statements.
----------------------------------------------------------------------------------------------------------------



INTERMOST CORPORATION
==========================================================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------

                                                                                        YEARS ENDED JUNE 30,
                                                                            ---------------------------------------------
                                                                                     2002            2003          2003
                                                                                      Rmb             Rmb           US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       (6,953,764)     (8,932,609)   (1,078,818)
Adjustments to reconcile net loss to net cash used in operating activities
    Issuance of common stock in exchange for services                                   -       1,253,688       151,411
    Common stock reserved and to be issued in exchange for services                     -       1,713,960       207,000
    Bad debt written off and provision for doubtful debt:
       - Accounts receivable                                                       41,450               -             -
       - Other receivables                                                        399,810         254,753        30,767
       - Due from a related company                                                     -          72,345         8,738
    Amortization of computer software held for sale                                     -         362,250        43,750
    Deposits for acquisition of projects owned by Internet.com written off        496,800               -             -
    Write-back of welfare provisions                                                    -        (738,578)      (89,200)
    Loss on disposal of fixed assets                                              314,242          51,784         6,254
    Loss on abandonment of fixed assets                                           817,496               -             -
    Impairment of fixed assets                                                          -       1,360,000       164,251
    Depreciation of plant and equipment                                           865,337         506,076        61,120
    Minority interests                                                              2,954          76,972         9,296
    Gain on liquidation of an associated company                                 (560,847)              -             -
Changes in operating assets and liabilities:
    Accounts receivable                                                          (240,812)       (733,478)      (88,584)
    Costs and estimated earnings in excess of billings                            203,040         150,170        18,137
    Deposits, prepayments and other receivables                                  (117,094)         (5,970)         (721)
    Inventories                                                                    15,818        (729,772)      (88,136)
    Computer software held for sale                                                     -        (879,750)     (106,250)
    Accruals and other payables                                                   388,643          61,201         7,391
    Accounts payable                                                                    -       2,958,920       357,358
    Deferred revenue                                                               20,431        (146,534)      (17,697)
    Deferred rent                                                                (362,638)              -             -
    Deposits from customers                                                       (61,400)        472,664        57,085
    Business tax and government surcharge payable                                 (66,781)        (31,125)       (3,759)
                                                                             ------------     -----------   -----------

NET CASH USED IN OPERATING ACTIVITIES                                          (4,797,315)     (2,903,033)     (350,607)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment                                                  (17,612)        (25,690)       (3,103)
Proceeds on disposal of plant and equipment                                       441,889             100            12
Acquisition, net of cash acquired                                                       -         300,000        36,232
                                                                             ------------     -----------   -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                         424,277         274,410        33,141
                                                                             ------------     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from  issuance of common stock                                       788,257               -             -
(Repayments to) advances from directors/former directors                          (97,750)        313,726        37,889
Cash received from issuance of common stock in prior year                               -       2,523,743       304,800
                                                                             ------------     -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                         690,507       2,837,469       342,689
                                                                             ------------     -----------   -----------

Net (decrease) increase in cash and bank deposits                              (3,682,531)        208,846        25,223
Cash and bank deposits, beginning of year                                       4,126,138         443,607        53,576
                                                                             ------------     -----------   -----------

CASH AND BANK DEPOSITS, END OF YEAR                                               443,607         652,453        78,799
                                                                             ============     ===========   ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Receivable from issuance of common stock                                        2,523,743               -             -
Issuance of common stock in exchange for services                                       -       1,253,688       151,411
Issuance of common stock in settlement of balance due to a director and
    creditors                                                                           -       1,082,359       130,720
Issuance of common stock for acquisition                                                -       4,305,600       520,000
Common stock reserved and to be issued in exchange for services                         -       2,031,912       245,400
                                                                             ============     ===========   ===========

The accompanying notes are an integral part of these financial statements.
-----------------------------------------------------------------------------------------------------------------------

INTERMOST CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

         Intermost Corporation (the "Company") was originally incorporated in the State of Utah, United States of America on March 6, 1985. The Company changed its name from Utility Communications International, Inc. to Intermost Corporation on October 23, 1998.

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

         IL and its subsidiaries (the "IL Group") are principally engaged in the provision of business portal and e-commerce solutions, the development of software, the provision of consultation services and sales of photographic equipment in the People's Republic of China ("the PRC") and Hong Kong.

         In February 2003, Intermost Corporation redomiciled from the State of Utah to the State of Wyoming. The procedure undertaken retained the existing corporate status and structure.

         A new Utah corporation, IMOT Corporation, was formed to replace the old Utah corporation. Once the new corporation was incorporated, the existing shareholders of the original Intermost Corporation (Utah) were deemed to have contributed their respective interest in the dissolved Utah corporation to the new corporation. The shareholders were technically deemed to own prorata the assets of the corporation. These were then contributed to IMOT Corporation in a transaction that was determined to be tax free under Section 351 of the Internal Revenue Code of 1986, as amended. This new Utah company was deemed to be a successor in interest under Section 12 of the Securities and Exchange Act of 1934.

         Simultaneous with this, a new Wyoming corporation was incorporated as a wholly-owned subsidiary of IMOT Corporation. After the Wyoming corporation was formed, a statutory merger was executed whereby the new Utah corporation was merged into the Wyoming corporation with the Wyoming corporation deemed to be the survivor. This statutory merger is tax free under Section 361 of the Internal Revenue Code. Under Section 12 of the Securities and Exchange Act of 1934, the Wyoming corporation is also deemed to be the successor in interest of the Utah corporation and therefore the registration remains in tact. This means that both the Commission file number and federal tax identification number will remain the same. The Utah entity is now being liquidated. This will only leave the Wyoming entity.

-------------------------------------------------------------------------------

INTERMOST CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


1.       ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

         Details of the Company's subsidiaries (which together with the Company are collectively referred to as the "Group") and their principal activities as of June 30, 2003 were as follows:


                                                                          PERCENTAGE OF
                                                             PLACE OF   EQUITY INTEREST
                                                       INCORPORATION/   ATTRIBUTABLE TO
                           NAME                          REGISTRATION         THE GROUP           PRINCIPAL ACTIVITIES
        -------------------------------------------  ----------------  ----------------   ----------------------------
        Intermost Limited ("IL")                          The British              100%             Investment holding
                                                       Virgin Islands

        China E.com Information Technology Ltd.               The PRC              100%   Provision of business portal
          ("CECITL")*                                                                         and e-commerce solutions

        IMOT Information Technology (Shenzhen)                The PRC              100%     Sales of computer software
          Ltd. ("IITSL")*

        Intermost (H.K.) Limited ("IHKL")                   Hong Kong              100%                       Inactive

        Shenzhen Bank Union & Jiayin E-commerce               The PRC             55.3%                       Inactive
          Company Ltd. ("SBUJE")**

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

        Shanghai Newray Photographic Equipment                The PRC               51%          Sales of photographic
          Co., Ltd. ("SNPE")**                                                                 equipment, provision of
                                                                                               management services and
                                                                                                    operation of photo
                                                                                                      processing chain


         *        CECITL  and  IITSL  are  wholly  owned   foreign   enterprises
                  established in the PRC to be operated for a period of 10 years until 2008.

         ** SBUJE, IFACL and SNPE are equity joint ventures established in the PRC to be operated for a period of 10 years until 2009, 2010 and 2013, respectively. They are subsidiaries of the Company and are consolidated into the Company's financial statements.

-------------------------------------------------------------------------------

INTERMOST CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


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

         (b)    Going concern considerations

                As shown in the accompanying consolidated financial statements, the Group incurred a net loss of Rmb8,932,609 for the year ended June 30, 2003 and has accumulated deficit of Rmb67,310,632 as of June 30, 2003. The Group also has negative working capital and continues to experience negative cash flows from operations. Management will be required to raise additional capital through an offering of securities to fund the Group's operations, and will attempt to continue raising capital resources until such time as the Group generates revenues sufficient to maintain itself as a viable entity. Additionally, the Group and its principal shareholders are exploring the possibility of obtaining loans from other third party sources. Management believes that these actions will assist the Company in reaching the point of profitability from operations and enable the Group to raise further capital from private placements or public offerings. If successful, these actions will serve to mitigate the factors which have raised substantial doubt about the Group's ability to continue as a going concern and increase the availability of resources for funding of the Group's current operations and future market development. There can be no assurance that the Group will be able to raise additional capital or achieve profitability. These financial statements do no include any adjustments that may result from the outcome of this uncertainty.

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

-------------------------------------------------------------------------------

INTERMOST CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (e)    Associated company (Continued)

                The associated company of the Group has been liquidated during the year ended June 30, 2002. The gain on liquidation has been included in the statement of operations for the year ended June 30, 2002

         (f)    Plant and equipment and depreciation

                Plant  and  equipment  are  recorded  at cost  less  accumulated depreciation and impairment. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred. The cost and related accumulated depreciation applicable to plant and equipment sold or no longer in service are eliminated from the accounts and any gain or loss is included in statement of operations.

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

         (g)    Inventories

                Inventories consist of finished goods and are valued at the lower of cost or market using weighted average cost method of accounting. As of June 30, 2003, inventories comprised photographic equipment.

         (h)    Goodwill

                Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with Statement of Financial Accounting Standards No. 142 or SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.


-------------------------------------------------------------------------------

INTERMOST CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (i)    Computer software held for sale

                The Group accounts for software costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed".

                Computer software held for sale represents the purchase price of software license acquired during the year ended June 30, 2003 and is amortized over the estimated economic life of 2 years. The amount of amortization and charged to the statement of operations amounted to Rmb362,250 for the year ended June 30, 2003.

         (j)    Impairment of long-lived assets

                Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If such assets is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The recoverability of long-lived assets is assessed by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Group's average cost of capital.

                Goodwill is evaluated, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted cash flows approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

         (k)    Net revenues

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

-------------------------------------------------------------------------------

INTERMOST CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (l)    Cost of revenues

                Cost of revenues includes the cost of the direct labour force, sub contract fee, costs of systems sales and integration, depreciation and amortization, and other costs associated with the same, including travel, welfare, office and related expenses allocable to the engineering and technician staff.

         (m)    Write-back of welfare provisions

                Write-back of welfare provisions represented amount of provision for welfare made in previous years written back in current year. The Group has made provision for welfare in previous years based on staff salaries. However, the Group has not paid out such welfare due to poor performance of the Group in recent years. As the Group has reduced its manpower and is not expecting to provide any other welfare to existing and new staff (except for mandatory welfare as required by local law or employment contracts), so the amount has been written back.

         (n)    Other net income

                Other net income consists mainly of rental income for the year ended June 30, 2003. For the year ended June 30, 2002, the amount represented rental income and written back of lease incentive.

         (o)    Income taxes

                Income taxes are provided under the provisions of SFAS No. 109, which requires recognition of the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards under the liability method. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Group has recorded a full valuation allowance for its deferred tax assets as of June 30, 2003 due to the uncertainty of the realizability of those assets.

         (p)    Operating leases

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



-------------------------------------------------------------------------------

INTERMOST CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (q)    Comprehensive income (loss)

                The Group has adopted SFAS No. 130 "Reporting Comprehensive Income", which requires the disclosure of comprehensive income, which includes net income (loss), unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments. Total comprehensive loss for the years ended June 30, 2002 and 2003 only consisted of net loss of respective years. As of June 30, 2003, accumulated other comprehensive loss was comprised of mainly foreign currency translation adjustments.

         (r)    Foreign currency translation

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

                Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on June 30, 2003 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.


-------------------------------------------------------------------------------

INTERMOST CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (s)    Loss per common share

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

                No diluted loss per common share was presented in the consolidated statements of operations as there were no dilutive securities available for exercise for the years ended June 30, 2002 and 2003.

         (t)    Use of estimates

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

         (u)    Fair value of financial instruments

                The estimated fair values for financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Group's financial instruments, which includes cash, accounts receivable and accounts payable, approximates their carrying value in the financial statements.

         (v)    Reclassifications

                Certain prior year balances have been reclassified to conform to the current year's presentation.



-------------------------------------------------------------------------------

INTERMOST CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (w)    Recent accounting pronouncements

                In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 have no material impact on the Group's financial position or results of operations, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

                In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123". SFAS 148 amends Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not provided any stock-based compensation plan to employee for the years ended June 30, 2002 and 2003, except for direct issuance of common stock for the year ended June 30, 2003. Such compensation cost amounted to Rmb997,011 for the year ended June 30, 2003.

                In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the Group must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after
                December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Group does not expect the adoption of FIN 45 will have a material impact on the Group's results of operations or financial position.


-------------------------------------------------------------------------------

INTERMOST CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------------




 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (w)    Recent accounting pronouncements (Continued)

                In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities". Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. The Group does not expect the adoption of FIN 45 will have a material impact on the Group's results of operations or financial position.

                In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables". EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Group does not expect the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

                In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The Group does not expect the adoption of SFAS 149 will have a material impact on the Group's results of operations or financial position.

                In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how certain financial instruments with characteristics of both liabilities and equity shall be classified and measured. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Group does not expect the adoption of SFAS 150 will have a material impact on the Group's result of operations or financial position.

-------------------------------------------------------------------------------

INTERMOST CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

3.       ACQUISITION

         In May 2003, the Group completed the acquisition of 51% interest in SNPE, a company incorporated in Shanghai, PRC. SNPE had no operations prior to acquisition and had no assets and liabilities other than cash balances. Only a corporate structure had been setup. Staff with expertise in photographic business in Shanghai has been recruited by the vendor (also a minority shareholder) on behalf of SNPE. SNPE intends to commence certain photographic business after acquisition including (1) provision of management services for photographic distribution outlets on behalf of the vendor, (2) sales of photographic equipment and (3) joint operation of new photographic distribution outlets with the vendor. After acquisition, SNPE is currently carrying on the business of sales of photographic equipment. The terms for provision of management services has not been finalized with the vendor. The acquisition grants the Company meaningful presence in the digital imaging business. The Company can assist SNPE to develop its digital imaging platform for photo processing and other related business, which may provide further expansion into other parts of PRC. These factors contributed to a purchase price in excess of fair market value of SNPE's net tangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

         The total purchase price of Rmb4,823,552 consisted of Rmb4,305,600 in the Company's common stock representing 4,000,000 shares and Rmb200,000 in cash consideration paid to the vendor, and commission expenses of Rmb317,952 paid to an unrelated advisor. The value of the common stock issued was based on the market value of the common stock at the completion date. The acquisition agreement contains clause that should SNPE be unable to attain an annual turnover of Rmb20 million and annual net profit of Rmb2 million within 3 years from the completion date, the vendor shall pay a penalty of Rmb1,000,000 to the Group or shall return all the 4,000,000 shares of the Company's common stock to the Group.

         The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair value of SNPE was as follows:

                                                                        Rmb

        Cash acquired                                               500,000
        Goodwill                                                  4,568,552
        Minority interest                                          (245,000)
                                                              ----------------

        Total                                                     4,823,552
                                                              ================

         Prior to the acquisition by the Group, SNPE had no operations since incorporated on April 3, 2003 and therefore no proforma information is presented. The results of operations of SNPE have been included since the completion of the acquisition on May 29, 2003.

         Goodwill of Rmb4,568,552 represents the excess of the purchase price over the fair value of the net tangible assets acquired, and is not deductible for tax purposes. The goodwill has been included in the photographic business segment. The Group performed its annual assessment of goodwill and concluded that there was no impairment.

-------------------------------------------------------------------------------

INTERMOST CORPORATION
===============================================================================

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------------




4.       DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

         Deposits, prepayments and other receivables consisted of:

                                                                                          AS OF JUNE 30, 2003
                                                                                  ------------------------------------
                                                                                            Rmb                   US$

        Rental and utilities deposits                                                   113,234                13,676
        Advance to employees                                                             27,845                 3,363
        Prepaid expenses                                                                 27,163                 3,281
        Advances to China Chance Technology & Electronics Co. Ltd.
          (Note 4(a))                                                                         -                     -
        Fortification for legal proceeding (Note 4(b))                                  535,000                64,614
        Business tax and government surcharges recoverable                               32,655                 3,944
        Due from minority shareholders                                                  245,000                29,589
        Other loan                                                                      255,000                30,796
        Others                                                                           78,937                 9,533
                                                                                  --------------        --------------

                                                                                      1,314,834               158,796
                                                                                  ==============        ==============

         Notes:-

         (a) This advance was for future fund raising activities or support to be provided by that company and is collateralized with an asset held in the PRC. Full allowance for doubtful debts of Rmb197,950 has been made.

         (b) During September of 2000, the Group entered into an agreement to acquire 58.3% of the outstanding shares of J.R. Hi-Tech
                Investment Corporation ("JRHIC") from its two stockholders. JRHIC's main investment via a holding company, is an ownership of 90% of Shenzhen China Websecurity.com, a Chinese-foreign equity joint venture established in the PRC, which engages in the provision of internet security services, systems integration and software development services. Based on the terms of the agreement, the consideration was to be Rmb1,500,000 in cash and 510,300 shares of common stock of the Company valued at Rmb10,974,001 or US$2.60 per share. As of June 30, 2001, the Group had paid Rmb1,500,000 in cash, but had not issued the 510,300 shares of common stock, nor had they received the transfer of shares from the stockholders of JRHIC. The Group is in the process of commencing legal action to terminate the agreement and attempt the recovery of Rmb1,500,000. Due to the uncertainty of any recovery from the stockholders of JRHIC, the Group has provided a valuation allowance on the full amount of this receivable, and has accounted for it as a bad debt expense in the fiscal year ended June 30, 2001. During the fiscal year 2002, the Group paid Rmb535,000 to the Court and an Injunction Order was granted against the Defendants to freeze bank accounts held in the name of the Defendants until conclusion or further order from the Court. The Group intends to proceed the matter to trial as soon as possible.

-------------------------------------------------------------------------------

INTERMOST CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------------




5.       PLANT AND EQUIPMENT, NET

         Plant and equipment consisted of:

                                                                                        AS OF JUNE 30, 2003
                                                                              ----------------------------------------
                                                                                           Rmb                    US$
         Building                                                                   2,790,204                336,980
         Computer equipment                                                           743,095                 89,746
         Furniture and office equipment                                               397,051                 47,953
         Leasehold improvements                                                       148,416                 17,925
         Motor vehicles                                                               532,470                 64,308
                                                                              -----------------      -----------------

         Cost                                                                       4,611,236                556,912
         Less: Accumulated depreciation and impairment                             (3,255,180)              (393,137)
                                                                              -----------------      -----------------

         Plant and equipment, net                                                   1,356,056                163,775
                                                                              =================      =================

         On June 18, 2003, the Group has entered into an agreement to dispose its building of cost and accumulated depreciation amounted to Rmb2,790,204 and Rmb488,289 respectively. As a result, the Group has provided an impairment charge of Rmb1,360,000.

         Depreciation expense amounted to Rmb865,337 and Rmb506,076 for the years ended June 30, 2002 and 2003 respectively.


6.       ACCRUALS AND OTHER PAYABLES

         Accruals and other payables consisted of:

                                                                                        AS OF JUNE 30, 2003
                                                                               ---------------------------------------
                                                                                           Rmb                    US$
        Accrued operating expenses
            Wages and bonus                                                            129,999                 15,700
            Rental deposit received                                                     34,325                  4,146
            Legal and professional fees                                              1,169,618                141,258
        Others                                                                         246,285                 29,745
        Due to a former director (Note 11)                                             666,426                 80,487
                                                                               ----------------       ----------------

                                                                                     2,246,653                271,336
                                                                               ================       ================

-------------------------------------------------------------------------------

INTERMOST CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



7.       INCOME TAXES

         The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

         The Company is subject to the United States federal tax at a rate of 35%. IL was incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, is exempted from payment of the British Virgin Islands income taxes. The subsidiaries (IITSL, CECITL, SBUJE and IFACL) established in the PRC are subject to PRC enterprise income taxes at a rate of 15%. SNPE is subject to PRC enterprise income tax at a rate of 33%. IHKL is subject to Hong Kong profits tax at a rate of 16% and 17.5% for the years ended June 30, 2002 and 2003 respectively. As of June 30, 2002 and 2003, all group companies were in tax loss position.

         The reconciliation of the United States federal income tax rate to the effective income tax rate based on loss before income taxes stated in the consolidated statements of operations is as follows:

                                                                                        YEARS ENDED JUNE 30,
                                                                              -----------------------------------------
                                                                                         2002                   2003
                                                                                            %                      %

         United States federal income tax rate                                             35                     35
         Effect of different tax rates in foreign jurisdictions                           (10)                    (7)
         Valuation allowance for deferred tax assets                                      (25)                   (28)
                                                                              ------------------     ------------------

                                                                                            -                      -
                                                                              ==================     ==================

         Deferred taxation consisted of:
                                                                                        AS OF JUNE 30, 2003
                                                                              -----------------------------------------
                                                                                            Rmb                  US$
         Deferred tax assets, gross
             Net operating loss carry forwards                                      1,122,225                135,534
         Valuation allowance                                                       (1,122,225)              (135,534)
                                                                              ------------------     ------------------

         Deferred taxes, net                                                                -                      -
                                                                              ==================     ==================

         The change in valuation allowance from June 30, 2002 to June 30, 2003 is primarily related to the tax effects of the increase in the net operating loss in the current year. The Company has net operating loss carry forwards totaling approximately Rmb7,481,497 as of June 30, 2003 primarily relating to their operations in the PRC.

         A valuation allowance has been established for the full amount of the deferred tax benefit related to those loss carry forwards and other deferred tax assets as management believes that it is more likely than not that the benefit will not be realized.

-------------------------------------------------------------------------------

INTERMOST CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------------




8.       STOCKHOLDERS' EQUITY

         In May 2002, the Company issued 20,000,000 shares of common stock for cash at US$0.02 per share. The gross proceeds amounted to Rmb3,312,000 (equivalent to US$400,000). In connection with this issuance, the Company was required to pay an issuing cost by issuing 2,000,000 shares of common stock of Rmb331,200 (equivalent to US$40,000) to a placement agent. The subscription proceeds amounting to Rmb788,257 had been received and the balance of Rmb2,523,743 was held by the placement agent. The money was released to the Company during the year ended June 30, 2003.

         In May 2003, the Company issued common stock to various parties. The value of common stock issued not for employee compensation were based on the market price of shares at the date of transactions or on the fair value of services received, whichever is more reliably measurable. The value of common stock issued as employee compensation was based on the market price of shares at the date of grant. The issues were as follows:

         The Company issued 1,027,318 shares of common stock for services rendered at a range from US$0.02 to US$0.0532 per share. 2,213,401 shares of common stock have been issued to the chief executive officer of the Company, Mr. Andy Lin, for partial settlement of amount due to Mr. Lin at US$0.15 and US$0.02 per share. The Company issued 1,709,400 shares of common stock each, to the chief executive officer of the Company, Mr. Lin, and an employee of the Company, at US$0.03 per share as part of their remuneration in fiscal 2003. In addition, the Company issued 200,000 shares of common stock each, to two directors of the Company at US$0.04 and US$0.03 per share. The Company also issued 52,000 shares to an ex-employee of the Company as dismissal notice compensation at US$0.074 per share. 2,014,066 shares of common stock were issued to various creditors for settlement of balance due at US$0.001 to US$0.02 per share. 4,000,000 shares of common stock were issued to acquire 51% of interest in SNPE at US$0.13 per share.

         During the year ended June 30, 2003, the Company had 3,820,000 common stock reserved and to be issued to various parties for services rendered, at a range from US$0.03 to US$0.24 per share.


9.       OPERATING LEASE COMMITMENTS

         The Group has operating lease agreements for office premises which extend through 2005. Rental expenses for the years ended June 30, 2002 and 2003 were approximately, Rmb385,888 and Rmb144,963, respectively. Future minimum rental payments as of June 30, 2003, under agreements classified as operating leases with non-cancelable terms, are as follows:

                                                                                        AS OF JUNE 30, 2003
                                                                               ---------------------------------------
                                                                                           Rmb                    US$
        Fiscal year:
            2004                                                                       123,000                  14,855
            2005                                                                        10,250                   1,238
                                                                               ================       ================


-------------------------------------------------------------------------------

INTERMOST CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------------




10.      RETIREMENT PLAN AND POST-EMPLOYMENT BENEFITS

         The Group has no retirement plan or post-employment benefits for its employees.

11.      RELATED PARTY TRANSACTIONS

         In addition to the transactions / information disclosed elsewhere in the financial statements, during the years, the Company had the following transactions with related parties.

         (1) Related party transaction during the years are as follows:-

                 NAME OF RELATED PARTY                         EXISTING RELATIONSHIP WITH THE GROUP

                 Corporate Conventions International Limited   A director of the Company, Mr. Shim Yang, is a
                                                                 shareholder of, and controls the management of this
                                                                 company


                                                                                      YEARS ENDED JUNE 30,
                                                                            ------------------------------------------
                                                                                    2002           2003          2003
                                                                                     Rmb            Rmb           US$
                 Written off of amount due from a related company
                     Corporate Conventions International Limited                       -         72,345          8,738

                                                                            ============  ============= ==============
         (2) Balances with related parties are as follows:

                                                                                           AS OF JUNE 30, 2003
                                                                                    ----------------------------------
                                                                                              Rmb                 US$
                 Due to a director:
                     Mr. Andy Lin                                                         422,871              51,071
                                                                                    ==============       =============

                 Due to a former director:
                     Mr. Jun Liang                                                        666,426              80,487
                                                                                    ==============       =============

                  Mr. Jun Liang ceased to be a director of the Company upon the Company redomiciled from the State of Utah to the State of Wyoming.

                  The  outstanding  balances with  director and former  director
                  were    unsecured,    non-interest    bearing    and   without
                  pre-determined repayment terms.

-------------------------------------------------------------------------------

INTERMOST CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



12.      SEGMENT INFORMATION

         The Group adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information", in respect of its operating segments. The Group's reportable segments are E-Commerce Solutions section, System Sales Integration section, Phone Payment System section, Web Advertisement section, Sales of Computer Software section and Photographic Business section. E-Commerce solutions section comprises revenue from website development contracts and maintenance contracts. Photographic Business section consists of sales of photographic equipment.

         They are managed separately because each business requires different technology and marketing strategies. The Group evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets primarily include cash and cash equivalents and deposit and other receivables. There were no significant inter-segment transactions during any of the reported periods. In determining operating income/loss by reportable segment, general corporate expenses, other income and expense items of non-operating nature are not considered, as such items are not allocated to the Group's segments. Segment information for the years ended June 30, 2002 and 2003 are as follows:

         (a)    Net revenues

                                                                              YEARS ENDED JUNE 30,
                                                           -----------------------------------------------------------
                                                                      2002                  2003                 2003
                                                                       Rmb                   Rmb                  US$
               E-commerce solutions                              3,138,809             1,291,637              155,995
               System sales and integration                        927,384               304,967               36,832
               Phone payment system                                      -                     -                    -
               Web advertisement                                   836,055                 1,800                  217
               Sales of computer software                                -               346,962               41,904
               Photographic business                                     -             1,749,709              211,317
                                                           ----------------     -----------------    -----------------

                                                                 4,902,248             3,695,075              446,265
                                                           ================     =================    =================

               The PRC                                           4,773,249             3,695,075              446,265
               Hong Kong                                           128,999                     -                    -
                                                           ----------------     -----------------    -----------------

                                                                 4,902,248             3,695,075              446,265
                                                           ================     =================    =================

-------------------------------------------------------------------------------

INTERMOST CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------------




12.      SEGMENT INFORMATION (CONTINUED)

         (b)   Net loss:

                                                                               YEARS ENDED JUNE 30,
                                                            -----------------------------------------------------------
                                                                         2002                 2003                2003
                                                                          Rmb                  Rmb                 US$
               E-commerce solutions                               (2,558,483)          (2,928,202)           (353,648)
               System sales and integration                         (273,252)            (168,179)            (20,311)
               Phone payment system                                 (557,870)                   -                   -
               Web advertisement                                      36,897               (7,974)               (963)
               Sales of computer software                                  -              168,487              20,349
               Photographic business                                       -               81,035               9,787
                                                            ------------------   ------------------   -----------------

                                                                  (3,352,708)          (2,854,833)           (344,786)

               Reconciliation:
               Net loss for reportable segments                   (3,352,708)          (2,854,833)           (344,786)
               Unallocated corporate expenses                     (3,601,056)          (6,077,776)           (734,032)
                                                            ------------------   ------------------   -----------------

                                                                  (6,953,764)          (8,932,609)         (1,078,818)
                                                            ==================   ==================   =================


         (c)   Assets:
                                                                                          AS OF JUNE 30, 2003
                                                                                 --------------------------------------
                                                                                             Rmb                  US$

               E-commerce solutions                                                    2,588,933              312,673
               System sales and integration                                                6,108                  738
               Web advertisement                                                          12,527                1,513
               Sales of computer software                                                 61,153                7,386
               Photographic business                                                   6,950,844              839,474
                                                                                 ------------------   -----------------

                                                                                       9,619,565            1,161,784
                                                                                 ==================   =================

               Reconciliation:
               Total assets for reportable segments                                    9,619,565            1,161,784
               Other corporate assets                                                    911,721              110,110
                                                                                 ------------------   -----------------

                                                                                      10,531,286            1,271,894
                                                                                 ==================   =================

               Substantially all of the Group's identifiable assets are located in the PRC.


-------------------------------------------------------------------------------

INTERMOST CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------------




12.      SEGMENT INFORMATION (CONTINUED)

       (d)     Other items:

                                                                               YEARS ENDED JUNE 30,
                                                             ----------------------------------------------------------
                                                                        2002                 2003                 2003
                                                                         RMB                  RMB                  US$
               Depreciation:
                   E-commerce solutions                              723,318              477,398              57,656
                   System sales and integration                       15,812                3,027                 366
                   Phone payment system                               37,326                    -                   -
                   Web advertisement                                  12,930                    -                   -
                   Sales of computer software                              -                4,542                 549
                   Unallocated corporate assets                       75,951               21,109               2,549
                                                             ----------------     ----------------    -----------------

                                                                     865,337              506,076              61,120
                                                             ================     ================    =================

               Expenditures for fixed assets:
                   E-commerce solutions                               16,500               25,690               3,103
                   Unallocated corporate assets                      195,402                    -                   -
                                                             ----------------     ----------------    -----------------

                                                                     211,902               25,690               3,103
                                                             ================     ================    =================

               Impairment of fixed assets:
                   E-commerce solutions                                    -            1,360,000             164,251
                                                             ================     ================    =================

         (e)    Major customers

                For the year ended June 30, 2002, no single customer accounted for more than 10% of total revenue. For the year ended June 30, 2003, the two largest customers were in the photographic business segment and accounted for 23% and 10% of total revenue.


13.      OPERATING RISK

         (a)    Country risk

                The Group's operations are conducted in the PRC and Hong Kong. Accordingly, the Group's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and Hong Kong, and by the general state of the PRC and Hong Kong economies.

                The Group's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Group's results may be adversely affected by changes in the political and social conditions in the PRC, and changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

-------------------------------------------------------------------------------

INTERMOST CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



13.      OPERATING RISK (CONTINUED)

         (b)    Industry risk

                The Group operates in business segments which are characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. Any failure by the Group to anticipate or to respond adequately to technological changes in its industry segments, changes in customer requirements or changes in regulatory requirements or industry standards, could have a material adverse effect on the Group's business and operating results.

         (c)    Concentration of credit risk

                As of June 30, 2003, two customers had accounts receivable balances representing 72% and 11% of total accounts receivable balance. No other customer had an accounts receivable balance that exceeded 10% of total accounts receivable balance. For the year ended June 30, 2003, the two largest customers accounted for 23% and 10% of total revenue.

                The Group performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in the aggregate have not exceeded management's projections.


14.      SUBSEQUENT EVENTS

         In July 3, 2003 the Company's wholly-owned subsidiary, IITSL, entered into an agreement, subject to the final approval from the government of Shenzhen and Hainan, PRC to its proposed acquisition of (i) 21% of the issued and outstanding shares of Hainan Special Economic Zone Property Rights Exchange Center ("Exchange Center") from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Keensheng Science and Technology Development Co., Ltd., the owners of 100% of the issued and outstanding capital stock of Exchange Center (collectively, the "Exchange Stockholders") and (ii) 80% of the issued and outstanding shares of Hainan Concord Financial Products Development Co., Ltd. ("Development") from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Ditai Communication Co., Ltd. (collectively, the "Development Stockholders"). Development is an owner of 51% of the shares of Hainan Yangpu Multifunctional Smart Card Sales and Management Co. Ltd.

         Pursuant to the Stock Exchange Agreement relating to Exchange Center, IITSL paid the Exchange Stockholders 5,000,000 shares of the Company's restricted common stock, having a value of Rmb8,980,000 (approximately US$1,085,000). The consideration for the transaction was agreed to after negotiation by the parties, none of whom is related.

         Exchange Center is the only institution in Hainan approved by the Hainan Provincial Securities Commission to facilitate the trading of property rights, including intellectual property rights. Exchange Center charges a transaction fee of 0.3% on each trade. The Group, through IITSL, intends to continue and expand these operations in PRC.

-------------------------------------------------------------------------------

INTERMOST CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



14.      SUBSEQUENT EVENTS (CONTINUED)

         Pursuant to the Stock Exchange Agreement relating to Development, IITSL paid the Development Stockholders 5,000,000 shares of the Company's restricted common stock, having a value of Rmb8,980,000 (approximately US$1,085,000). The consideration for the transaction was agreed to after negotiation by the parties, none of whom is related.

         Development provides financial institutions with research and development services related to financial products and instruments. Its subsidiary, Hainan Yangpu Multifunctional Smart Card Sales and Management Co. Ltd., issues and manages multifunctional smart cards and provides related services. The Group, through IITSL, also intends to continue and expand these operations in PRC.

         In July 2003, the Company issued total 6,053,700 shares of common stock in two placements and raised around US$1,200,000 as working capital.


-------------------------------------------------------------------------------