Form 10QSB
period 2003-09-30
INTERMOST CORP
filed 2003-11-13
CIK 1088312

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant has 56,392,406 shares of common stock issued and outstanding as of November 10, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

INTERMOST CORPORATION

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -- June
            30, 2003  and September 30, 2003(Unaudited)....................    3

         Consolidated Condensed Statements of Operations (Unaudited) --
            For the three months ended September 30, 2002 and 2003.........    4

         Consolidated Condensed Statements of Cash Flows (Unaudited) --
            For the three months ended September 30, 2002 and 2003.........    5

         Notes to Consolidated Condensed Financial Statements..............    6

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................    7

         Item 3. Controls and Procedures...................................   14

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings.........................................   14

         Item 2. Changes in Securities.....................................   15

         Item 3. Defaults Upon Senior Securities...........................   15

         Item 4. Submission of Matters to a Vote of
                  Security Holders.........................................   15

         Item 5. Other Information.........................................   16

         Item 6.  Exhibits and Reports on Form 8-K.........................   16

SIGNATURES        .........................................................   17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     INTERMOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

------------------------------------------------------------------------------------------------------
                                                             June 30, 2003       September 30, 2003
                                                                                    (unaudited)
------------------------------------------------------------------------------------------------------
                                                                   RMB           RMB            US$
------------------------------------------------------------------------------------------------------
                                     ASSETS
------------------------------------------------------------------------------------------------------
Current Assets
------------------------------------------------------------------------------------------------------
     Cash and cash equivalents                                   652,453      5,640,019        681,162
------------------------------------------------------------------------------------------------------
     Accounts receivable                                       1,392,119      2,528,151        305,332
------------------------------------------------------------------------------------------------------
     Inventories                                                 367,522             --             --
------------------------------------------------------------------------------------------------------
    Short Term Loan                                                   --      1,300,000        157,005
------------------------------------------------------------------------------------------------------
     Deposits, prepayments and
        other receivables, net of                              1,314,834      2,323,562        280,623
    allowance for doubtful accounts
    of Rmb197,950
------------------------------------------------------------------------------------------------------
                  Total Current Assets                         3,726,928     11,791,732      1,424,122
------------------------------------------------------------------------------------------------------
  Property and equipment, net                                  1,356,056      1,389,511        167,815
------------------------------------------------------------------------------------------------------
    Goodwill, at cost                                          4,568,552      4,568,552        551,757
------------------------------------------------------------------------------------------------------
    Computer software held for sale                              879,750        724,500         87,500
------------------------------------------------------------------------------------------------------
                          Total Assets                        10,531,286     18,474,295      2,231,194
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------
Current Liabilities
------------------------------------------------------------------------------------------------------
     Accruals and other payables                               2,246,653      3,608,427        435,800
------------------------------------------------------------------------------------------------------
     Accounts payables                                         2,958,920      2,568,697        310,229
------------------------------------------------------------------------------------------------------
     Deferred revenue                                            286,000        365,036         44,086
------------------------------------------------------------------------------------------------------
     Deposits from customers                                     472,664        691,404         83,503
------------------------------------------------------------------------------------------------------
     Business tax and government                                  23,493         22,997          2,777
surcharges payable
------------------------------------------------------------------------------------------------------
     Due to a director                                           422,871        509,540         61,539
------------------------------------------------------------------------------------------------------
             Total current liabilities                         6,410,601      7,766,101        937,934
------------------------------------------------------------------------------------------------------
Minority interests                                               412,556        541,131         65,354
------------------------------------------------------------------------------------------------------
Shareholders' equity
------------------------------------------------------------------------------------------------------
Preferred stock, par value US$0.001:
------------------------------------------------------------------------------------------------------
   - Authorized-5,000,000 shares
------------------------------------------------------------------------------------------------------
   - None outstanding                                                 --             --             --
------------------------------------------------------------------------------------------------------
 Common stock, par value US$0.001:
------------------------------------------------------------------------------------------------------
   -Authorized-100,000,000 shares
------------------------------------------------------------------------------------------------------
   -Outstanding and fully paid-
        49,246,066 shares (6/30/03:                              382,954        407,794         49,250
46,246,066 shares)
------------------------------------------------------------------------------------------------------
 Reserved and to be issued -
       7,146,340 shares (6/30/03:                                 31,630         59,169          7,146
3,820,000 shares)
------------------------------------------------------------------------------------------------------
 Additional paid in capital                                   70,635,073     80,636,292      9,738,683
------------------------------------------------------------------------------------------------------
Less: subscription receivable                                         --     (1,808,352)      (218,400)
------------------------------------------------------------------------------------------------------
 Accumulated deficit                                         (67,310,632)   (69,096,944)    (8,345,042)
------------------------------------------------------------------------------------------------------
 Accumulated other
     comprehensive loss                                          (30,896)       (30,896)        (3,731)
------------------------------------------------------------------------------------------------------
            Total shareholders' equity                         3,708,129     10,167,063      1,227,906
------------------------------------------------------------------------------------------------------
         Total liabilities and
                  shareholders' equity                        10,531,286     18,474,295      2,231,194
------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                        condensed financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended September 30,
                                        ---------------------------------------
                                            2002                 2003
                                        -----------   -------------------------
                                             RMB           RMB            US$
Net revenues                                510,350     3,572,945       431,515
Cost of revenues                           (498,436)   (2,890,871)     (349,139)
                                        -----------   -----------   -----------
Gross profit                                 11,914       682,074        82,376

Selling, general and administrative
   expenses                              (1,194,901)   (2,345,302)     (283,249)
Profit/(Loss) on disposal of property
   and equipment                            (50,125)           --            --

                                        -----------   -----------   -----------
Loss from operations                     (1,233,112)   (1,663,228)     (200,873)
Interest income                                 438         5,491           663
Other net income                             50,962            --            --
                                        -----------   -----------   -----------

Loss before minority interest            (1,181,712)   (1,657,737)     (200,210)

Minority interests                              826      (128,575)      (15,528)
                                        -----------   -----------   -----------
Net loss                                 (1,180,886)   (1,786,312)     (215,738)
                                        ===========   ===========   ===========
Net loss
  per common share - basic                    (0.04)        (0.04)        (0.01)
                                        ===========   ===========   ===========
Weighted average number of
   shares outstanding-basic              33,120,481    48,369,178    48,369,178
                                        ===========   ===========   ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended September 30,
                                                      --------------------------------------
                                                         2002                2003
                                                         ----                ----
                                                          RMB           RMB            US$
Cash flows from operating activities:
Net loss                                              (1,180,886)   (1,786,312)     (215,738)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Common stock reserved and to be issued in
         Exchange for services                                --       364,320        44,000
         Amortization of computer software held
         for sale                                             --       155,250        18,750
     Loss on disposal of property and equipment           50,125            --            --

     Depreciation                                        155,760        99,092        11,968
     Minority interests                                     (826)      128,575        15,528
(Increase) decrease in operating assets -
     Inventories                                              --       367,522        44,387
     Accounts receivable, net                            486,366    (1,136,032)     (137,202)
     Cost and estimated earnings in excess of
           billings                                       80,180            --            --
     Deposits, prepayments and
           other receivables                              94,417    (1,008,728)     (121,828)
Increase (decrease) in operating liabilities -
     Accruals and other payables                        (184,262)    1,361,774       164,465
     Accounts payables                                        --      (390,223)      (47,128)
     Deferred revenue                                    (43,356)       79,036         9,545
     Deposits from customers                              30,180       218,740        26,418
     Business tax and government surcharges payable          463          (496)          (60)
     Due to directors                                     62,061            --            --
                                                      ----------    ----------      --------

Net cash used in operating activities                   (449,778)   (1,547,482)     (186,895)

Cash flows from investing activities:
Purchase of property and equipment                            --      (132,547)      (16,008)
Short term loan financing                                     --    (1,300,000)     (157,005)
                                                      ----------    ----------      --------
Net cash  used in
 investing activities                                         --    (1,432,547)     (173,013)
                                                      ----------    ----------      --------

Cash flows from financing activities:
Advances from a director                                      --        86,669        10,467
Net proceeds from issuance of common stock                    --     7,880,926       951,804
Net proceeds from a custodian                            364,493            --            --
                                                      ----------    ----------      --------

     Net cash provided by financing activities           364,493     7,967,595       962,271
                                                      ----------    ----------      --------

Net increase/(decrease) in cash and cash
     equivalents                                         (85,285)    4,987,566       602,363
Cash and cash equivalents, beginning of period           443,607       652,453        78,799
                                                      ----------    ----------      --------

Cash and cash equivalents, end of period                 358,322     5,640,019       681,162
                                                      ==========    ==========      ========
Non-cash financing activities:-
Receivable from issuance of common stock                      --     1,808,352       218,400
Issuance of reserved common stock                             --        24,840         3,000
Common stock reserved and to be issued
    as placement commission                                   --           602            73
                                                      ==========    ==========      ========

              The accompanying notes are an integral part of these
                        condensed financial statements.

INTERMOST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.       UNAUDITED INTERIM FINANCIAL PRESENTATION

The unaudited interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. These financial statements have not been audited by independent accountants. The June 30, 2003 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 2004.

2.       CURRENCY PRESENTATION AND FOREIGN CURRENCY TRANSLATION

All amounts are in Renminbi ("Rmb") unless indicated to be in United States Dollars ("$" or `US$"). Our sales are principally in Renminbi. The translation of Renminbi amounts into US dollars is for reference purposes only and has been made at the exchange rate of Rmb8.28 for US$1. The People's Bank of China sets and publishes daily a base exchange rate with reference primarily to the supply and demand of Renminbi against the United States dollar in the market during the prior day. The People's Bank of China also takes into account other factors such as the general conditions existing in the international foreign exchange markets. Although Chinese governmental policies were introduced in 1996 to reduce restrictions on the convertibility of Renminbi into foreign currency for current amount items, conversion of Renminbi into any other currency for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration for Foreign Exchange. The translation of Renminbi amounts in this quarterly report on Form 10-QSB is not a representation that the Renminbi amounts could actually be converted into United States dollars at that rate or at any other rate on that date or on any other date.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report by Intermost Corporation. (the "Company") contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "plan," "forecast," and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from the results anticipated by the forward-looking statements. Some of these risks include, among other things, the risks and uncertainties that are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the section of this report titled "Certain Factors Affecting Future Operating Results". All of these risks and uncertainties are difficult to predict and many of these factors are beyond our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

         The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-QSB.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2002

NET REVENUES

         Net revenues earned during the quarter ended September 30, 2003 were derived primarily from sales of photographic equipment made by our subsidiary, Shanghai Newray Photographic Equipment Co., Ltd. The remainder of our revenues were derived from e-commerce solutions, sales of computer software, and from the subsidy provided to us by KanHan Technologies Ltd. for our services in introducing its software. Net revenues earned during the quarter ended September 30, 2002 were derived principally from e-commerce solutions, system sales and integration and web advertisement. The term "e-commerce solutions" includes web site design and development and web hosting.

         The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

                                             Net revenues                    Percent of Net revenues
                                   --------------------------------     --------------------------------
                                   Three Months Ended September 30,     Three Months Ended September 30,
                                   --------------------------------     --------------------------------
                                          2002             2003                2002             2003
                                          ----             ----                ----             ----
                                           US$              US$
E-commerce solutions                   36,294           58,047                 58.9%           13.4%
System sales integration               25,125               --                 40.8%             -%
Web advertisement                         217               --                  0.3%             -%
Sales of computer software                 --            4,958                   -%             1.2%
Sales of photographic equipment            --          329,742                   -%            76.4%
Management fee income                      --           38,768                   -%             9.0%
                                      -------          -------              -------         -------
     Total                             61,636          431,515                100.0%          100.0%
                                      =======          =======              =======         =======

         Total net revenues increased 600% to $432K(1) during the quarter ended September 30, 2003, as compared to $62K during the quarter ended September 30, 2002. While revenues attributable to e-commerce solutions increased 60%, to $58K during the quarter ended September 30, 2003, as compared to $36K earned during the quarter ended September 30, 2002, the increase in total net revenues was also attributable to sales of the licenses for computer software we purchased from KanHan Technologies Ltd., sales of photographic equipment made through our subsidiary, Shanghai Newray Photographic Equipment Co., Ltd. and the subsidy provided to us by KanHan Technologies Ltd.

COST OF REVENUES

         The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

                                                 Cost of Revenues                 Percent of Net Revenues
                                         --------------------------------     --------------------------------
                                         Three Months Ended September 30,     Three Months Ended September 30,
                                              2002             2003                   2002           2003
                                               US$               US$
Engineering/technician salaries              14,268           21,217                  23.2%           4.9%
Subcontract fees                                195               --                   0.3%            --%
Cost of system sales
 and integration                             32,287               --                  52.4%            --%
Cost of computer software                        --            4,616                    --%           1.1%
Cost of photographic equipment                   --          294,400                    --%          68.2%
Depreciation                                  2,640              736                   4.3%           0.2%
Other                                        10,807           28,170                  17.5%           6.5%
                                            -------          -------               -------        -------
     Total                                   60,197          349,139                  97.7%          80.9%
                                            =======          =======               =======        =======

         Cost of revenues increased 480%, to $349K, or 81% of net revenues during the quarter ended September 30, 2003 from $60K, or 98% of net revenues during the quarter ended September 30, 2002.

         The principal components of cost of revenues during the quarter ended September 30, 2003 were engineer and technician salaries, costs of computer software and photographic equipment, other costs associated with support of our engineering and technical staff and depreciation of equipment utilized in connection with services.

         The increase in costs of revenues, in total and as a percentage of revenues, was principally attributable to the increase in our sales as well as to an increase in engineering and technical staffing during the period. We were required to increase staff because sales of our e-commerce solutions continued to increase during the quarter.

----------
(1) As used in this 10-QSB, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $250,799 may be rounded to "$251K".

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expense ("SG&A") consists principally of (1) sales commissions, (2) advertising, (3) other marketing expense, (4) rental expense, (5) salaries for administrative and sales staff, and (6) corporate overhead.

         The following table reflects the principal components of SG&A and the percentage of net sales represented by each component for the periods indicated:

                                                       SG&A                        Percent of Net Revenue
                                         --------------------------------     --------------------------------
                                         Three Months Ended September 30,     Three Months Ended September 30,
                                               2002            2003                 2002            2003
                                                US$            US$
Sales and marketing salaries and
  commissions                                21,282           37,028                34.5%           8.6%

Advertising and other sales and
  marketing expenses                         11,525           24,892                18.7%           5.8%
Rentals                                      20,385           20,177                33.1%           4.7%
Administrative salaries                      45,907           27,186                74.5%           6.3%
Corporate overhead                           45,212          173,966                73.3%          40.3%
                                            -------          -------               -----           ----
     Total                                  144,311          283,249               234.1%          65.7%
                                            =======          =======               =====           ====

         For the quarter ended September 30, 2003, SG&A increased 96% to $283K, in comparison to $144K for the quarter ended September 30, 2002.

         During the quarter ended September 30, 2003, the increase in SG&A was principally attributable to expenses incurred in conjunction with investor relations activities, an increase in corporate overhead which included consultancy fees of $42K, investor relations expenses of $59K, professional fees of $13K, expenses of $6K related to overseas traveling and costs associated with an increase of our sales and marketing staff and marketing expenses. We also recorded a charge of $7K related to the conversion of funds derived from the proceeds of a private offering of our common stock. For accounting purposes we used the rate of 8.28 RMB as the equivalent of a U.S. dollar. However, the bank rate fluctuated and investors would receive higher or lower rates as funds were deposited into the Company's account.

         Loss on disposal of property and equipment. We incurred $0 loss relating to the disposal of fixed assets for the quarter ended September 30, 2003 as compared to a loss in the amount of $6K on the disposal of fixed assets during the quarter ended September 30, 2002. The loss recorded for the quarter ended September 30, 2002 related to the disposal of furniture and computer equipment in conjunction with the relocation of our office.

         Other Income, Net. Other income, net, totaled $0K during the quarter ended September 30, 2003 as compared to other income of $6K received during the quarter ended September 30, 2002. Other net income received during the quarter ended September 30, 2002 consisted primarily of income we received from the rental of office space located at 38/F Guomao Building. Because we are in the process of selling this real estate, we derived no rental income from it for the quarter ended September 30, 2003.

         Minority Interests. Minority interests of $16K were reported during the quarter ended September 30, 2003 as compared to $0.1K of minority interest reported during the quarter ended September 30, 2002. Minority interests reflect the minority shareholders' proportionate interests in the losses of Intermost Focus Advertising and in the profits of Shanghai Newray Photographic Equipment Co Ltd.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003 we had cash and cash equivalents of $681K and working capital of $486K as compared to $79K of cash and cash equivalents and $324K of negative working capital at June 30, 2003.

         Net cash used in operating activities was $187K for the quarter ended September 30, 2003, while net cash used in operating activities was $54K for the quarter ended September 30, 2002. During the quarter ended September 30, 2003, cash was used to fund our net loss of $216K. Cash was also used to pay liabilities, which increased due to our expanded operations. Our use of cash was partially offset by non-cash charges, including depreciation expense in the amount of $12K and amortization of computer software in the amount of $19K.

         Investing activities used $173K during the quarter ended September 30, 2003. Funds used in investing activities were used to purchase equipment, mainly for our e-commerce operations, and to support our operations. Investing activities also included a short term loan in the amount of $157K made to an unrelated third party. The loan was unsecured and interest free. The loan will be fully repaid in November 2003.

         Net cash provided by financing activities was $962K for the quarter ended September 30, 2003 as compared to $44K for the quarter ended September 30, 2002. Funds provided by financing activities consisted of $1,210,740 of gross proceeds received from a private offering of 6,053,700 shares of our common stock.

         The Company had no long-term debt at September 30, 2003.

         Currently, we are experiencing an increase in web design projects therefore we are recruiting additional staff to meet project deadlines. In order to enhance our reputation in the e-commerce market we have implemented certain procedures that we anticipate will help us provide better products to our customers, thereby generating referral business. Our salespersons now also act as liaisons with our customers, assisting with the preparation of schedules for the completion of projects, keeping our customers apprised of the status of projects and working with our customers to better provide our designers with input during the creation of the websites. We also determined that cost controls could improve the operational results of Shanghai Newray Photographic Equipment Co., Ltd., therefore we implemented procedures for inventory control, including stock in/stock out records and proper documentation for invoicing and receivable collection. We continue to evaluate various opportunities to attain profitability, including the investment in, or acquisition of, businesses that are not dependent on the Internet market.

         On October 3, 2003 our wholly-owned subsidiary, IMOT Information Technology (Shenzhen) Co., Ltd., referred to herein as "IMOT Technology", entered into an agreement for the acquisition of 25% of the issued and outstanding shares of Shanghai Fortune Venture Limited ("Shanghai Fortune") from certain shareholders of Shanghai Fortune. The agreement is subject to final approval from the government of Shanghai, China, the completion of a due diligence investigation by the parties and approval by the board of directors of each party. The consideration for this acquisition is RMB600,000, approximately $72,464, in cash plus 10 million shares of our common stock. The value of the common stock was computed as $0.24 per share, based upon the average closing price during the 10-day period from September 22, 2003 to October 1, 2003.

         Shanghai Fortune is a registered member of Shanghai Property Right Exchange Centre ("Shanghai Exchange Centre"). Shanghai Exchange Centre has granted Shanghai Fortune the right, and since March 2003 Shanghai Fortune has been operating, the North Shanghai Branch of Shanghai Technology Property Right Exchange Centre ("NSB"). NSB engages in the transfer of property rights, intellectual property rights, and other services related to property right transfers.

         We have been able to meet our cash requirements by implementing a stringent cost savings program and by using funds provided by the private offering of our common stock that took place in the first quarter of fiscal 2003. We have also conserved cash by issuing common stock in exchange for services. Our web design projects, sales of KanHan Technologies Ltd. software and sales of photographic equipment from Shanghai Newray may provide revenue during the remainder of the fiscal year sufficient to sustain our operations, however, there is no assurance that any such revenues will be earned or, if revenues are earned, that they will be sufficient to meet our cash flow needs. If our revenues are insufficient to sustain our operations and we cannot borrow money or raise funds by selling our securities, we may be required to severely curtail, or even cease, our operations. We have no commitments for funding and we cannot assure you that funding will be available to us on acceptable terms, or at all.

         Our plan for the future is to strengthen our core Internet business, control our overall expenditures, enhance the effectiveness of our operations and continue to acquire profitable businesses using our common stock. We believe that active trading of our common stock will be important to the principals of target companies and future acquisitions may be dependent on the active trading of our common stock. However, our common stock has not been actively traded and, if our common stock continues to trade flatly, we may not be able to make acquisitions.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         Our operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period. Some of these factors include:

o        our ability to successfully implement our current business plan;

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

CRITICAL ACCOUNTING POLICIES

         The following critical accounting policies require management's assumptions, judgments and estimates and were used in the preparation of our consolidated financial statements:

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

Accounts Receivable

         We typically extend credit to our customers. From time to time, e-commerce solution services are provided under fixed-price contracts where the revenues and the payment of related receivable balances are due upon the achievement of certain milestones. Management estimates the probability of collection of the receivable balances and provides an allowance for doubtful accounts based upon its judgment in assessing the realization of these receivable balances taking into consideration aging, historical experience, the customer's financial condition and general economic conditions.

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

ITEM 3. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Changes in Securities.

         During the quarter ended September 30, 2003 we issued the following securities:

         We undertook a private offering of our common stock to accredited investors living in the People's Republic of China and sold 6,053,700 shares at $0.20 per share. The stock was sold in reliance on an exemption provided by Regulation S of the Securities Act of 1933.

         In conjunction with the private offering, we issued 72,640 shares of common stock to two consultants in exchange for services. The value of the stock was determined to be $0.20 per share, for a total value of $14,528. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         During the quarter we issued common stock to various individuals in exchange for services. The value of the common stock was based on the market price of the shares at the date of the transaction. The issuances were as follows:

         (i) On May 30, 2003 our Board of Directors authorized the issuance of, and on July 29, 2003 we issued, 3,000,000 shares of common stock with a value of $0.05 per share to certain designated shareholders of Firstmax Investment Limited who rendered services to us having a value of $150,000. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         (ii) On May 22, 2003 our Board of Directors authorized the issuance of, and on October 30, 2003 we issued, 320,000 shares of common stock to Yorkshire Capital Ltd. in exchange for services rendered in connection with the acquisition of 51% of the shares of Shanghai Newray Photographic Equipment Co., Ltd. The negotiated price of the stock was $0.12 per share, for a total value of $38,400. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         (iii) On September 30, 2003 our Board of Directors authorized the issuance of 700,000 shares of common stock to Stanford Capital International Limited for investment relationship services rendered to us having a value of $158,000 as of September 30, 2003. The value of the shares was negotiated between us and Stanford Capital International Limited. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  2 Articles of Merger of IMOT Corporation (Utah Parent) into Intermost Corporation (Wyoming Subsidiary).(1)

                  3(i)     Articles of Incorporation of Intermost
                           Corporation.(1)

                  3(ii)    Bylaws of Intermost Corporation.(1)

                  31. Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d- 14(a).(2)

                  32. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

                  (1) Incorporated by reference from the registrant's Form
                      10-QSB filed with the Securities and Exchange Commission on May 15, 2003 (Commission File No. 0-30430.

                  (2) Filed herewith.

Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              INTERMOST CORPORATION



                                      By: /s/ Andy Lin
                                          --------------------------------------
                                              Andy Lin,
                                              President, Chief Executive Officer
                                              and Chief Financial Officer

Dated:   November 13, 2003