Form 10QSB
period 2003-12-31
INTERMOST CORP
filed 2004-02-12
CIK 1088312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2003

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant has 56,392,406 shares of common stock issued and outstanding as of January 28, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

INTERMOST CORPORATION

                                      INDEX

                                                                          Page
                                                                         Number
                                                                        --------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -- June
            30, 2003  and December 31, 2003(Unaudited)..........          F-1

         Consolidated Condensed Statements of Operations (Unaudited) --
            For the three months ended December 31, 2002 and 2003.....    F-2

         Consolidated Condensed Statements of Operations (Unaudited) -
            For the six months ended December 31, 2002 and 2003.........  F-3

         Consolidated Condensed Statements of Cash Flows (Unaudited) --
            For the six months ended December 31, 2002 and 2003.....      F-4

         Notes to Consolidated Condensed Financial Statements...... F-5 - F-6

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................     1

         Item 3.  Controls and Procedures..............................    12

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings.....................................    13

         Item 2. Changes in Securities.................................    13

         Item 3. Defaults Upon Senior Securities.......................    14

         Item 4. Submission of Matters to a Vote of
                  Security Holders.....................................    14

         Item 5. Other Information.....................................    14

         Item 6.  Exhibits and Reports on Form 8-K.....................    14

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     INTERMOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

---------------------------------------     -----------      -----------      -----------
                                           June 30, 2003           December 31, 2003
                                                                      (unaudited)
---------------------------------------     -----------      -----------      -----------
                                                RMB             RMB             US$
---------------------------------------     -----------      -----------      -----------
                  ASSETS
---------------------------------------     -----------      -----------      -----------
Current Assets
---------------------------------------     -----------      -----------      -----------
     Cash and cash equivalents                  652,453        5,888,908          711,221
---------------------------------------     -----------      -----------      -----------
     Accounts receivable                      1,392,119          947,078          114,381
---------------------------------------     -----------      -----------      -----------
     Inventories                                367,522          461,512           55,738
---------------------------------------     -----------      -----------      -----------
     Deposits, prepayments and
       other receivables, net of              1,314,834        2,147,876          259,405
       allowance for doubtful accounts
       of Rmb197,950
---------------------------------------     -----------      -----------      -----------
                  Total Current Assets        3,726,928        9,445,374        1,140,745
---------------------------------------     -----------      -----------      -----------
   Property and equipment, net                1,356,056        1,298,058          156,770
---------------------------------------     -----------      -----------      -----------
    Goodwill, at cost                         4,568,552        4,568,552          551,757
---------------------------------------     -----------      -----------      -----------
    Computer software held for sale             879,750          569,250           68,750
---------------------------------------     -----------      -----------      -----------
---------------------------------------     -----------      -----------      -----------
                          Total Assets       10,531,286       15,881,234        1,918,022
---------------------------------------     -----------      -----------      -----------

 LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------     -----------      -----------      -----------
Current Liabilities
---------------------------------------     -----------      -----------      -----------
     Accruals and other payables              2,246,653        3,068,730          370,619
---------------------------------------     -----------      -----------      -----------
     Accounts payables                        2,958,920        1,469,935          177,528
---------------------------------------     -----------      -----------      -----------
     Deferred revenue                           286,000          386,630           46,694
---------------------------------------     -----------      -----------      -----------
     Deposits from customers                    472,664          670,524           80,981
---------------------------------------     -----------      -----------      -----------
     Business tax and government                 23,493           42,205            5,097
        surcharges payable
---------------------------------------     -----------      -----------      -----------
     Due to a director                          422,871          596,211           72,006
---------------------------------------     -----------      -----------      -----------
             Total current liabilities        6,410,601        6,234,235          752,925
---------------------------------------     -----------      -----------      -----------
---------------------------------------     -----------      -----------      -----------
Minority interests                              412,556          673,668           81,361
---------------------------------------     -----------      -----------      -----------
---------------------------------------     -----------      -----------      -----------
Shareholders' equity
---------------------------------------     -----------      -----------      -----------
 Preferred stock, par value US$0.001:
---------------------------------------     -----------      -----------      -----------
   - Authorized-5,000,000 shares
---------------------------------------     -----------      -----------      -----------
   - None outstanding                                --               --               --
---------------------------------------     -----------      -----------      -----------
 Common stock, par value US$0.001:
---------------------------------------     -----------      -----------      -----------
    -Authorized-100,000,000 shares
---------------------------------------     -----------      -----------      -----------
   -Outstanding and fully paid-
        56,392,406 shares (6/30/03:             382,954          466,963           56,396
        46,246,066 shares)
---------------------------------------     -----------      -----------      -----------
 Reserved and to be issued -
       200,000 shares (6/30/03:                  31,630            1,656              200
       3,820,000 shares)
---------------------------------------     -----------      -----------      -----------
 Additional paid in capital                  70,635,073       81,164,556        9,802,483
---------------------------------------     -----------      -----------      -----------
---------------------------------------     -----------      -----------      -----------
Less: subscription receivable                        --       (1,808,352)        (218,400)
---------------------------------------     -----------      -----------      -----------
 Accumulated deficit                        (67,310,632)     (70,820,596)      (8,553,212)
---------------------------------------     -----------      -----------      -----------
 Accumulated other
     comprehensive loss                         (30,896)         (30,896)          (3,731)
---------------------------------------     -----------      -----------      -----------
            Total shareholders' equity        3,708,129        8,973,331        1,083,736
---------------------------------------     -----------      -----------      -----------
         Total liabilities and
                  shareholders' equity       10,531,286       15,881,234        1,918,022
---------------------------------------     -----------      -----------      -----------

              The accompanying notes are an integral part of these
                        condensed financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended December 31,
                                        ---------------------------------------------
                                           2002                      2003
                                        -----------      ----------------------------
                                            RMB              RMB               US$
Net revenues                                430,337        4,165,593          503,091
Cost of revenues                           (258,080)      (3,039,004)        (367,029)
                                        -----------      -----------      -----------
Gross profit                                172,257        1,126,589          136,062

Selling, general and administrative
   expenses                              (1,754,970)      (2,743,671)        (331,361)
Loss on disposal of property
    and equipment                            (1,715)              --               --
                                        -----------      -----------      -----------
Loss from operations                     (1,584,428)      (1,617,082)        (195,299)
Interest income                                 864            4,701              568
Other net income                             54,708           21,266            2,568
                                        -----------      -----------      -----------

Loss before minority interests           (1,528,856)      (1,591,115)        (192,163)

Minority interests                               15         (132,537)         (16,007)
                                        -----------      -----------      -----------
Net loss                                 (1,528,841)      (1,723,652)        (208,170)
                                        ===========      ===========      ===========
Net loss
  per common share - basic                    (0.05)           (0.03)          (0.004)
                                        ===========      ===========      ===========
Weighted average number of
   shares outstanding-basic              33,120,481       56,394,580       56,394,580
                                        ===========      ===========      ===========

The accompanying notes are an integral part of these condensed financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Six Months Ended December 31,
                                        ---------------------------------------------
                                           2002                      2003
                                        -----------      ----------------------------
                                            RMB              RMB               US$
Net revenues                                940,687        7,738,538          934,606
Cost of revenues                           (756,516)      (5,929,875)        (716,168)
                                        -----------      -----------      -----------
Gross profit                                184,171        1,808,663          218,438

Selling, general and administrative
   expenses                              (2,949,871)      (5,088,973)        (614,610)
Loss on disposal of property
    and equipment                           (51,840)              --               --
                                        -----------      -----------      -----------
Loss from operations                     (2,817,540)      (3,280,310)        (396,172)
Interest income                               1,302           10,192            1,231
Other net income                            105,669           21,266            2,568
                                        -----------      -----------      -----------

Loss before minority interests           (2,710,569)      (3,248,852)        (392,373)

Minority interests                              841         (261,112)         (31,535)
                                        -----------      -----------      -----------
Net loss                                 (2,709,728)      (3,509,964)        (423,908)
                                        ===========      ===========      ===========
Net loss
  per common share - basic                    (0.08)           (0.07)           (0.01)
                                        ===========      ===========      ===========
Weighted average number of
   shares outstanding-basic              33,120,481       53,230,323       53,230,323
                                        ===========      ===========      ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six Months Ended December 31,
                                                       2002                   2003
                                                       RMB              RMB              US$
Cash flows from operating activities:
Net loss                                             (2,709,728)     (3,509,964)       (423,908)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Common stock reserved and to be issued in
     exchange for services                                   --         894,240         108,000
     Amortization of computer software held for
     sale                                                    --         310,500          37,500
Loss on disposal of property and equipment               51,840              --              --
Provision for doubtful debt                             327,098              --              --
Depreciation                                            286,002         198,026          23,916
Minority interests                                         (841)        261,112          31,535
(Increase) decrease in operating assets
     Inventories                                             --         (93,990)        (11,351)
     Accounts receivable, net                           543,066         445,041          53,749
     Computer software held for sale                 (1,242,000)             --              --
     Cost and estimated earnings in excess of
        billings on uncompleted contract                150,170              --              --
     Deposits, prepayments and other receivables        425,448        (833,042)       (100,609)
Increase (decrease) in operating liabilities
     Accruals and other payables                        772,845         822,077          99,284
     Accounts payables                                       --      (1,488,985)       (179,829)
     Deferred revenue                                  (105,398)        100,630          12,153
     Deposits from customers                            195,478         197,860          23,896
     Business tax and government surcharges
        payable                                          (5,326)         18,712           2,260
Due to directors                                        148,731              --              --
                                                    -----------     -----------     -----------

Net cash used in operating activities                (1,162,615)     (2,677,783)       (323,404)
Cash flows from investing activities:
Short term loan financing provided                           --      (1,300,000)       (157,005)
Settlement of loan financing                                 --       1,300,000         157,005
Purchase of property and equipment                           --        (140,028)        (16,912)
                                                    -----------     -----------     -----------
Net cash used in investing activities                        --        (140,028)        (16,912)
                                                    -----------     -----------     -----------

Cash flows from financing activities:

Advances from a director                                     --         173,340          20,934
Net proceeds from issuance of common stock                   --       7,880,926         951,804
Net proceeds from a custodian                           759,274              --              --
                                                    -----------     -----------     -----------

     Net cash provided by financing activities          759,274       8,054,266         972,738
                                                    -----------     -----------     -----------

Net increase (decrease) in cash and cash
     equivalents                                       (403,341)      5,236,455         632,422
Cash and cash equivalents, beginning of period
                                                        443,607         652,453          78,799
                                                    -----------     -----------     -----------

Cash and cash equivalents, end of period                 40,266       5,888,908         711,221
                                                    ===========     ===========     ===========

Non-cash financing activities:
Receivable from issuance of common stock
                                                             --       1,808,352         218,400
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

4. STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the six month period include a net loss for the period of RMB3,509,964 ($423,908) and the issuance of shares. The issuance of shares (increase in the amount of outstanding and fully paid shares) during the period includes the issuance of 200,000 shares in exchange for services rendered to us, the issuance of 6,053,700 shares in conjunction with a private placement, the issuance of 72,640 shares as payment for expenses and the issuance of 3,820,000 shares that were reserved for issuance as of June 30, 2003. Except for the issuance of the 3,820,000 reserved shares, the amounts received from the private placement and the fair value of the services received over the par value ($0.001) of the shares issued have been included as additional paid-in capital, with the amount of RMB362,664 ($43,800) and RMB9,974,803 ($1,204,686) credited in respect of services received and the private placement and the amount of RMB336,248 ($40,610) debited in respect of issuance costs. In addition, during the three months ended December 31, 2003, 200,000 shares were reserved and to be issued for services received, with a corresponding amount of RMB528,264 ($63,800) included in additional paid-in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-QSB. Certain statements in the discussion titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and information contained in this Form 10-QSB are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. These risks and uncertainties are more fully described in this section and in the section titled "Certain Factors Affecting Future Operating Results" and elsewhere in this Form 10-QSB. Our actual results could differ materially from those anticipated in such forward-looking statements. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

OVERVIEW

        We offer products and services to businesses and consumers located in the People's Republic of China. Over half of our revenues are generated by our subsidiary, Shanghai Newray Photographic Equipment Co., Ltd., which sells digital photographic equipment. The balance of our revenues are generated primarily by our subsidiary, China E.com Information Technology Ltd., which distributes licenses for Chinese language translation software and offers web design and hosting services. While the outbreak of SARS negatively impacted the Chinese economy for several months, we believe that the economy is once again expanding at a rapid rate. Our plan is to take advantage of this economic growth to expand our existing businesses in China and possibly, in the future, to sell our products and services outside of China. We also intend to continue to acquire diverse businesses that are not dependent on, or directly related to, the use of the Internet.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2003 AS COMPARED TO THE QUARTER ENDED DECEMBER 31, 2002

NET REVENUES

         Net revenues earned during the quarter ended December 31, 2003 were derived primarily from sales of photographic equipment made by our subsidiary, Shanghai Newray Photographic Equipment Co., Ltd. The remainder of our revenues were derived from e-commerce solutions, sales of computer software, and from the subsidy provided to us by KanHan Technologies Ltd. for our services in introducing its software. Net revenues earned during the quarter ended December 31, 2002 were derived principally from e-commerce solutions and system sales and integration. The term "e-commerce solutions" includes web site design and development and web hosting.


         The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:


                                      Net revenues                      Percent of Net revenues
                            ---------------------------------      --------------------------------
                              Three Months Ended December 31,     Three Months Ended December 31,
                            ---------------------------------      --------------------------------
                                  2002             2003                 2002             2003
                                  ----             ----                 ----             ----
                                   US$              US$
E-commerce solutions               41,599         125,070              80.0%             24.9%
System sales integration           10,375               -              20.0%                -%
Web advertisement                       -               -                 -%                -%
Sales of computer software              -               -                 -%                -%
Sales of photographic equipment         -         339,253                 -%             67.4%
Management fee income                   -          38,768                 -%              7.7%
                                  -------         -------            -------           -------
     Total                         51,974         503,091             100.0%            100.0%
                                  =======         =======            =======           =======


         Total net revenues increased by 868% to $503K1 during the quarter ended December 31, 2003, as compared to $52K during the quarter ended December 31, 2002. While revenues attributable to e-commerce solutions increased by 201%, to $125K during the quarter ended December 31, 2003, as compared to $42K earned during the quarter ended December 31, 2002, the increase in total net revenues was also attributable to sales of photographic equipment made through our subsidiary, Shanghai Newray Photographic Equipment Co., Ltd.

COST OF REVENUES

         The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

                                      Cost of Revenues                 Percent of Net Revenues
                              -------------------------------      -------------------------------
                              Three Months Ended December 31,       Three Months Ended December 31,
                                   2002              2003              2002                2003
                                    US$               US$
Engineering/technician salaries    13,975            30,916             26.9%               6.2%
Subcontract fees                        -                 -                -%                 -%
Cost of system sales
 and integration                    8,839                 -             17.0%                 -%
Cost of computer software               -                 -                -%                 -%
Cost of photographic equipment          -           304,589                -%              60.5%
Depreciation                          563               973              1.1%               0.2%
Other                               7,792            30,551             15.0%               6.1%
                                  -------           -------           -------              ------
     Total                         31,169           367,029             60.0%              73.0%
                                  =======           =======           =======              =====

--------------
1 As used in this 10-QSB, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $250,799 may be rounded to "$251K".

         Cost of revenues increased by 1,078%, to $367K, or 73% of net revenues during the quarter ended December 31, 2003 from $31K, or 60% of net revenues during the quarter ended December 31, 2002.

         The principal components of cost of revenues during the quarter ended December 31, 2003 were engineer and technician salaries, costs of photographic equipment, other costs associated with support of our engineering and technical staff and depreciation of equipment utilized in connection with services.

         The increase in costs of revenues, in total and as a percentage of revenues, was principally attributable to the increase in our sales as well as to an increase in engineering and technical staffing during the quarter. We were required to increase staff because sales of our e-commerce solutions continued to increase during the quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expense ("SG&A") consists principally of (1) sales commissions, (2) advertising, (3) other marketing expense, (4) rental expense, (5) salaries for administrative and sales staff, and (6) corporate overhead.

         The following table reflects the principal components of SG&A and the percentage of net sales represented by each component for the periods indicated:

                                             SG&A                       Percent of Net Revenue
                                  -------------------------------   -------------------------------
                                Three Months Ended December 31,    Three Months Ended December 31,
                                      2002             2003               2002            2003
                                       US$              US$
Sales and marketing salaries and
  commissions                        23,836            41,106              45.9%              8.2%

Advertising and other sales and
  marketing expenses                 12,756            36,565              24.5%              7.3%
Rentals                              13,888            20,543              26.7%              4.1%
Administrative salaries              44,342            25,548              85.3%              5.1%
Corporate overhead                  117,131           207,599             225.4%             41.3%
                                   --------           -------             ------            ------
     Total                          211,953           331,361             407.8%             66.0%
                                   ========           =======             ======            ======


         For the quarter ended December 31, 2003, SG&A increased 56% to $331K, in comparison to $212K for the quarter ended December 31, 2002.

         During the quarter ended December 31, 2003, the increase in SG&A was principally attributable to $79K in expenses incurred in conjunction with investor relations activities and an increase in corporate overhead which included consultancy fees of $50K, professional fees of $20K, expenses of $5K related to overseas traveling and costs associated with an increase of our sales and marketing staff and marketing expenses.

Other items

         OTHER INCOME, NET. Other income, net, totaled $3K during the quarter ended December 31, 2003 as compared to other income of $6K received during the quarter ended December 31, 2002. Other net income for the quarter ended December 31, 2003 consisted of $2K in salary that was allocated, but not paid, to employees due to a separation from service that occurred during the quarter and from a $1K subsidy provided to us by the government of Shanghai. Other income for the quarter ended December 31, 2002 consisted primarily of income we received from the rental of office space located at 38/F Guomao Building. Because we are in the process of selling this real estate, we derived no rental income from it for the same period in 2003.

         MINORITY INTEREST. Minority interests of $16K were reported during the quarter ended December 31, 2003 as compared to $0.1K of minority interest reported during the quarter ended December 31, 2002. Minority interest reflects the minority shareholders' proportionate interests in the losses of Intermost Focus Advertising and in the profits of Shanghai Newray Photographic Equipment Co Ltd.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2003 AS COMPARED TO THE SIX MONTH PERIOD ENDED DECEMBER 31, 2002

NET REVENUES

         Net revenues earned during the six month period ended December 31, 2003 were derived primarily from sales of photographic equipment made by our subsidiary, Shanghai Newray Photographic Equipment Co., Ltd. The remainder of our revenues were derived from e-commerce solutions, sales of computer software, and from the subsidy provided to us by KanHan Technologies Ltd. for our services in introducing its software. Net revenues earned during the six month period ended December 31, 2002 were derived principally from e-commerce solutions, system sales and integration and web advertisement. The term "e-commerce solutions" includes web site design and development and web hosting.

         The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:


                                   Net revenues                      Percent of Net revenues
                            ---------------------------------      --------------------------------
                              Six Months Ended December 31,          Six Months Ended December 31,
                            ---------------------------------      --------------------------------
                                  2002             2003                 2002             2003
                                  ----             ----                 ----             ----
                                   US$              US$
E-commerce solutions               77,893         183,117              68.6%             19.6%
System sales integration           35,500               -              31.2%                -%
Web advertisement                     217               -               0.2%                -%
Sales of computer software              -           4,958                 -%              0.5%
Sales of photographic equipment         -         668,995                 -%             71.6%
Management fee income                   -          77,536                 -%              8.3%
                                  -------         -------            -------           -------
     Total                        113,610         934,606             100.0%            100.0%
                                  =======         =======            =======           =======

         Total net revenues increased by 723% to $935K during the six month period ended December 31, 2003, as compared to $114K during the six month period ended December 31, 2002. While revenues attributable to e-commerce solutions increased by 135%, to $183K during the six month period ended December 31, 2003, as compared to $78K earned during the six month period ended December 31, 2002, the increase in total net revenues was also attributable to sales of the licenses for computer software we purchased from KanHan Technologies Ltd., sales of photographic equipment made through our subsidiary, Shanghai Newray Photographic Equipment Co., Ltd. and the subsidy provided to us by KanHan Technologies Ltd.

COST OF REVENUES

         The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:


                                     Cost of Revenues                 Percent of Net Revenues
                            ---------------------------------       -------------------------------
                              Six Months Ended December 31,           Six Months Ended December 31,
                                 2002              2003                 2002                2003
                                  US$               US$
Engineering/technician salaries    28,243            52,133             24.9%               5.6%
Subcontract fees                      195                 -              0.2%                 -%
Cost of system sales
 and integration                   41,126                 -             36.2%                 -%
Cost of computer software               -             4,616                -%               0.5%
Cost of photographic equipment          -           598,989                -%              64.1%
Depreciation                        3,203             1,709              2.8%               0.2%
Other                              18,600            58,721             16.4%               6.3%
                                  -------           -------           -------              ------
     Total                         91,367           716,168             80.5%              76.7%
                                  =======           =======           =======              =====


         Cost of revenues increased by 684%, to $716K, or 77% of net revenues during the six month period ended December 31, 2003 from $91K, or 81% of net revenues during the six month period ended December 31, 2002.

         The principal components of cost of revenues during the six month period ended December 31, 2003 were engineer and technician salaries, costs of computer software and photographic equipment, other costs associated with support of our engineering and technical staff and depreciation of equipment utilized in connection with services.

         The increase in costs of revenues, in total and as a percentage of revenues, was principally attributable to the increase in our sales as well as to an increase in engineering and technical staffing during the period. We were required to increase staff because sales of our e-commerce solutions continued to increase during the six month period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expense ("SG&A") consists principally of (1) sales commissions, (2) advertising, (3) other marketing expense, (4) rental expense, (5) salaries for administrative and sales staff, and (6) corporate overhead.

         The following table reflects the principal components of SG&A and the percentage of net sales represented by each component for the periods indicated:

                                             SG&A                       Percent of Net Revenue
                                  -------------------------------   -------------------------------
                                  Six Months Ended December 31,      Six Months Ended December 31,
                                      2002             2003               2002            2003
                                       US$              US$
Sales and marketing salaries and
  commissions                        45,118            78,134              39.7%              8.4%

Advertising and other sales and
  marketing expenses                 24,281            61,457              21.4%              6.6%
Rentals                              34,273            40,720              30.2%              4.4%
Administrative salaries              90,249            52,734              79.4%              5.6%
Corporate overhead                  162,344           381,565             142.9%             40.8%
                                   --------           -------             ------            ------
     Total                          356,265           614,610             313.6%             65.8%
                                   ========           =======             ======            ======


         For the six month period ended December 31, 2003, SG&A increased 73% to $615K, in comparison to $356K for the six month period ended December 31, 2002.

         During the six month period ended December 31, 2003, the increase in SG&A was principally attributable to $138K in expenses incurred in conjunction with investor relations activities and an increase in corporate overhead which included consultancy fees of $92K, professional fees of $33K, expenses of $11K related to overseas traveling and costs associated with an increase of our sales and marketing staff and marketing expenses. We also recorded a charge of $7K related to the conversion of funds derived from the proceeds of the private offering of our common stock. For accounting purposes we used the rate of 8.28 RMB as the equivalent of a U.S. dollar. However, the bank rate fluctuated and investors would receive higher or lower rates as funds were deposited into the Company's account.

Other Items

         LOSS ON DISPOSAL OF PROPERTY AND EQUIPMENT. The loss recorded for the six month period ended December 31, 2002 related to the disposal of furniture and computer equipment in conjunction with the relocation of our office. These expenses did not re-occur during the six month period ended December 31, 2003.

         OTHER INCOME, NET. Other income, net, totaled $3K during the six month period ended December 31, 2003 as compared to other income of $13K received during the six month period ended December 31, 2002. Other net income for the period ended December 31, 2003 consisted of $2K in salary that was allocated, but not paid, to employees due to a separation from service that occurred during the period and from a $1K subsidy provided to us by the government of Shanghai. Other income for the six month period ended December 31, 2002 consisted primarily of income we received from the rental of office space located at 38/F Guomao Building. Because we are in the process of selling this real estate, we derived no rental income from it for the same period in 2003.

         MINORITY INTEREST. Minority interests of $32K were reported during the six month period ended December 31, 2003 as compared to $0.1K of minority interest reported during the six month period ended December 31, 2002. Minority interest reflects the minority shareholders' proportionate interests in the losses of Intermost Focus Advertising and in the profits of Shanghai Newray Photographic Equipment Co Ltd.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003 we had cash and cash equivalents of $711K and working capital of $388K as compared to $79K of cash and cash equivalents and $324K of negative working capital at June 30, 2003.

         Net cash used in operating activities was $323K for the six month period ended December 31, 2003, while net cash used in operating activities was $140K for the six month period ended December 31, 2002. During the six month period ended December 31, 2003, cash was used to fund our net loss of $424K. Cash was also used to pay liabilities, which increased due to our expanded operations. Our use of cash was partially offset by non-cash charges, including depreciation expense in the amount of $24K and amortization of computer software in the amount of $38K.

         Investing activities used $17K during the six month period ended December 31, 2003. Funds used in investing activities were used to purchase equipment, mainly for our e-commerce operations, and to support our operations. Investing activities also included a short term loan in the amount of $157K made to an unrelated third party during the quarter ended September 2003. The loan was unsecured and interest free. The loan was fully repaid during the quarter ended December 2003.

         Net cash provided by financing activities was $973K for the six month period ended December 31, 2003 as compared to $92K for the six month period ended December 31, 2002. Funds provided by financing activities consisted of $951,804 net proceeds (gross proceeds of $1,210,740, net of issue expenses) received from a private offering of 6,053,700 shares of our common stock.

         The Company had no long-term debt at December 31, 2003.

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

         On October 3, 2003 our wholly-owned subsidiary, IMOT Information Technology (Shenzhen) Co., Ltd. ("IMOT Technology"), entered into an agreement for the acquisition of 25% of the issued and outstanding shares of Shanghai Fortune Venture Limited ("Shanghai Fortune") from certain shareholders of Shanghai Fortune. The agreement is subject to final approval from the government of Shanghai, China, the completion of a due diligence investigation by the parties and approval by the board of directors of each party. The consideration for this acquisition is RMB600,000, approximately $72,464, in cash plus 10 million shares of our common stock. The value of the common stock, as included in a preliminary agreement between IMOT Technology and the vendor, was computed as $0.24 per share, based upon the average closing price during the 10-day period from September 22, 2003 to October 1, 2003. For accounting purposes, the value of the common stock at measurement date will be finalized when the transaction is completed.

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

         On January 2, 2004 IMOT Technology entered into an agreement for the acquisition of 25% of the issued and outstanding shares of Zenith Technology Ltd. ("Zenith") from Mr. XIE Wei, the major shareholder of Zenith. The agreement is subject to final approval from the government of Shenzhen, China, the completion of a due diligence investigation by the parties and approval by the board of directors of each party. The consideration for the acquisition consists of RMB1 million, approximately $120,000, in cash and 300,000 shares of our common stock. Prior to this acquisition, Mr. XIE owned a 70% interest in Zenith.

         Zenith, which was established in 2001 and is located in Shenzhen, China, is principally engaged in providing value-added banking services to its subscribers. Its subscribers can pay bills (e.g. for water, electricity, telephone, mobile phone, fixed penalty, etc.), make lottery purchases, receive payment confirmations and engage in other financial, brokerage and banking related services via their mobile phones.

         On January 8, 2004 IMOT Technology signed a Letter of Intent with Surety Holdings Corp. (OTC BB: SHDC) ("Surety"). Pursuant to the Letter of Intent, IMOT Technology will acquire 100% of the issued and outstanding stock of a corporation wholly owned by Surety that is the owner of real property in Hawaii. The consideration to be paid by IMOT Technology to Surety is 40 million shares of our common stock. Surety further guarantees IMOT Technology that the sale of such property during the sixty month period following the close of this transaction will provide no less than $8 million in proceeds to IMOT Technology.

         The proposed transaction is subject to the execution of a definitive agreement by the parties and various other conditions, including a due diligence review and an increase in the number of our authorized shares.

         On July 3, 2003 IMOT Technology entered into agreements (referred to in this discussion as the "Stock Exchange Agreements"), subject to final approval from the governments of Shenzhen and Hainan, China, to its proposed acquisition of (i) 21% of the issued and outstanding shares of Hainan Special Economic Zone Property Rights Exchange Center ("Exchange Center") from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Keensheng Science and Technology Development Co., Ltd., the owners of 100% of the issued and outstanding capital stock of Exchange Center (collectively, the "Exchange Stockholders") and (ii) 80% of the issued and outstanding shares of Hainan Concord Financial Products Development Co., Ltd. ("Development") from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Ditai Communication Co., Ltd.(collectively, the "Development Stockholders"). Development is an owner of 51% of the shares of Hainan Yangpu Multifunctional Smart Card Sales and Management Co. Ltd.

         Pursuant to the Stock Exchange Agreements relating to Development and Exchange Center, IMOT Technology will pay the Development and Exchange Stockholders each 5,000,000 shares of the Company's restricted common stock, having a value of Rmb8,980,000 (approximately $1,085,000).

         Because final government approval of this transaction was not received by the date required by the Stock Exchange Agreements, the Stock Exchange Agreements were resigned on December 16, 2003 to extend the date for receipt of government approval.

         We have been able to meet our cash requirements by using revenues earned from sales of our products, by implementing a stringent cost savings program and by using funds provided by the private offering of our common stock that took place in the first quarter of the 2003 fiscal year. We have also conserved cash by issuing common stock in exchange for services. Our web design projects, sales of KanHan Technologies Ltd. software and sales of photographic equipment from Shanghai Newray may provide revenue during the remainder of the fiscal year sufficient to sustain our operations, however, there is no assurance that any such revenues will be earned or, if revenues are earned, that they will be sufficient to meet our cash flow needs. If our revenues are insufficient to sustain our operations and we cannot borrow money or raise funds by selling our securities, we may be required to severely curtail, or even cease, our operations. We have no commitments for funding and we cannot assure you that funding will be available to us on acceptable terms, or at all.

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

      o dependence upon our continued receipt of services by certain key employees;

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not applicable.


Item 2.  Changes in Securities.

         During the three month period ended December 31, 2003, we issued the securities discussed below. With the exception of the securities that the Board of Directors authorized for issuance to Standford Capital International Limited on December 31, 2003, all of these issuances were approved by the Board in September 2003, although certificates were not transferred until October 2003.

         In connection with a private offering of our securities, on October 30, 2003 we issued 6,053,700 shares of common stock with a value of $0.20 per share to accredited investors living in the People's Republic of China. The stock was issued in reliance on an exemption provided by Regulation S of the Securities Act of 1933.

         On October 30, 2003 we issued, 72,640 shares of common stock to two consultants in exchange for services. The value of the stock was negotiated, resulting in a determination of value of $0.20 per share, for a total value of $14,528. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         On October 30, 2003 we issued 320,000 shares of common stock to Yorkshire Capital Ltd. in exchange for services rendered in connection with the acquisition of 51% of the shares of Shanghai Newray Photographic Equipment Co., Ltd. The negotiated price of the stock was $0.12 per share, for a total value of $38,400. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         On October 30, 2003, we issued 700,000 shares of common stock to Stanford Capital International Limited for investment relations services rendered to us having a value of $158,000. The value of the shares was negotiated between us and Stanford Capital International Limited. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         On December 31, 2003, we authorized the issuance of 200,000 shares of common stock to Standford Capital International Limited for investment relations services rendered to us having a value of $64,000. On December 31, 2003, the closing price of our common stock was $0.32. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

                  (2) Filed herewith.


Reports on Form 8-K


         No reports on Form 8-K were filed during the quarter ended December 31, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                INTERMOST CORPORATION


                                By: /s/Andy Lin
                                    ----------------------------------
                                    ANDY LIN,
                                    PRESIDENT, CHIEF EXECUTIVE OFFICER
                                    AND CHIEF FINANCIAL OFFICER


Dated:   February 12, 2004