Form 10QSB
period 2004-03-31
INTERMOST CORP
filed 2004-05-17
CIK 1088312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2004
                                       OR
                        [_] TRANSITION REPORT PURSUANT TO
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant has 66,392,406 shares of common stock issued and outstanding as of April 26, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

INTERMOST CORPORATION

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -- June
            30, 2003  and March 31, 2004(Unaudited)........................    1

         Consolidated Condensed Statements of Operations (Unaudited) --
            For the three months ended March 31, 2003 and 2004.............    2

         Consolidated Condensed Statements of Operations (Unaudited) -
            For the nine months ended March 31, 2003 and 2004..............    3

         Consolidated Condensed Statements of Cash Flows (Unaudited) --
            For the nine months ended March 31, 2003 and 2004..............    4

         Notes to Consolidated Condensed Financial Statements..............    5

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................    6

         Item 3.  Controls and Procedures..................................   18

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings.........................................   19

         Item 2. Changes in Securities.....................................   19

         Item 3. Defaults Upon Senior Securities...........................   19

         Item 4. Submission of Matters to a Vote of
                  Security Holders.........................................   19

         Item 5. Other Information.........................................   20


         Item 6.  Exhibits and Reports on Form 8-K.........................   20

SIGNATURES        .........................................................   21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     INTERMOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              June 30, 2003            March 31, 2004
                                                                                        (unaudited)
                                                                   RMB              RMB               US$
                                                                ----------       ----------        ---------
                                     ASSETS
Current Assets
     Cash and cash equivalents                                     652,453        2,754,323          332,648
     Accounts receivable                                         1,392,119        3,434,024          414,731
     Inventories                                                   367,522           31,557            3,811
     Deposits, prepayments and
     other receivables, net of                                   1,314,834        2,944,785          355,650
     allowance for doubtful accounts
     of Rmb197,950
     Net assets held for sale                                           --          837,281          101,121

                  Total Current Assets                           3,726,928       10,001,970        1,207,967
                                                                ----------       ----------        ---------

                                                                        --          384,207           46,402

   Property and equipment, net                                   1,356,056        1,221,488          147,523
    Goodwill, at cost                                            4,568,552        4,568,552          551,757
    Computer software held for sale                                879,750          414,000           50,000

                          Total Assets                          10,531,286       15,368,729        1,856,127
                                                                ----------       ----------        ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accruals and other payables                                 2,246,653        2,054,349          248,110
     Accounts payables                                           2,958,920        3,470,753          419,173
     Deferred revenue                                              286,000          312,748           37,771
     Deposits from customers                                       472,664          612,914           74,023
     Business tax and government                                    23,493          126,613           15,291
surcharges payable
     Due to a director                                             422,871          288,855           34,886
             Total current liabilities                           6,410,601        6,866,232          829,255
                                                                ----------       ----------        ---------

Minority interests                                                 412,556          822,932           99,388

Shareholders' equity
 Preferred stock, par value US$0.001:
   - Authorized-5,000,000 shares
   - None outstanding                                                   --               --               --
 Common stock, par value US$0.001:
    -Authorized-500,000,000 shares
   -Outstanding and fully paid-
        56,392,406 shares (6/30/03:                                382,954          466,963           56,396
46,246,066 shares)
 Reserved and to be issued -
      400,000 shares (6/30/03:                                      31,630            3,312              400
3,820,000 shares)

 Additional paid in capital                                     70,635,073       81,659,700        9,862,283

Less: subscription receivable                                           --       (1,808,352)        (218,400)
 Accumulated deficit                                           (67,310,632)     (72,611,162)      (8,769,464)
 Accumulated other
     comprehensive loss                                            (30,896)         (30,896)          (3,731)
            Total shareholders' equity                           3,708,129        7,679,565          927,484
         Total liabilities and
                  shareholders' equity                          10,531,286       15,368,729        1,856,127
                                                                ----------       ----------        ---------

              The accompanying notes are an integral part of these
                        condensed financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                          ---------------------------------------------
                                              2003                     2004
                                          -----------      ----------------------------
                                               RMB              RMB               US$
Net revenues                                  356,994        4,296,247          518,870
Cost of revenues                             (156,973)      (3,614,474)        (436,531)
                                          -----------      -----------      -----------
Gross profit                                  200,021          681,773           82,339

Selling, general and administrative
   expenses                                (1,276,149)      (2,334,051)        (281,890)
Profit/(Loss) on disposal of property
    and equipment                                  54               --               --
                                          -----------      -----------      -----------
Loss from operations                       (1,076,074)      (1,652,278)        (199,551)
Interest income                                   442            3,747              453
Other net income                               49,569            7,230              873
                                          -----------      -----------      -----------

Loss before minority interests             (1,026,063)      (1,641,301)        (198,225)

Minority interests                                  3         (149,264)         (18,027)
                                          -----------      -----------      -----------
Net loss                                   (1,026,060)      (1,790,565)        (216,252)
                                          ===========      ===========      ===========
Net loss
  per common share - basic                      (0.03)           (0.03)          (0.004)
                                          ===========      ===========      ===========
Weighted average number of
   shares outstanding-basic                33,120,481       56,594,628       56,594,628
                                          ===========      ===========      ===========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Nine Months Ended March 31,
                                        -----------------------------------------------
                                            2003                      2004
                                        -----------      ------------------------------
                                            RMB              RMB               US$
Net revenues                              1,297,681       12,034,785        1,453,476
Cost of revenues                           (913,489)      (9,544,349)      (1,152,699)
                                        -----------      -----------      -----------
Gross profit                                384,192        2,490,436          300,777

Selling, general and administrative
   expenses                              (4,226,021)      (7,423,024)        (896,500)
Loss on disposal of property
    and equipment                           (51,784)              --               --
                                        -----------      -----------      -----------
Loss from operations                     (3,893,613)      (4,932,588)        (595,723)
Interest income                               1,744           13,939            1,683
Other net income                            155,237           28,496            3,442
                                        -----------      -----------      -----------

Loss before minority interests           (3,736,632)      (4,890,153)        (590,598)

Minority interests                              844         (410,376)         (49,562)
                                        -----------      -----------      -----------
Net loss                                 (3,735,788)      (5,300,529)        (640,160)
                                        ===========      ===========      ===========
Net loss
  per common share - basic                    (0.11)           (0.10)           (0.01)
                                        ===========      ===========      ===========
Weighted average number of
   shares outstanding-basic              33,120,481       54,335,387       54,335,387
                                        ===========      ===========      ===========


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine Months Ended March 31,
                                                           2003                   2004
                                                        ----------      --------------------------
                                                             RMB            RMB              US$
Cash flows from operating activities:
Net loss                                                (3,735,788)     (5,300,529)       (640,160)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Common stock reserved and to be issued in
         Exchange for services                                  --       1,389,384         167,800
         Amortization of computer software held
         for sale                                               --         465,750          56,250
     Loss on disposal of property and equipment             51,784              --              --
     Provision for doubtful debt                           327,098
     Depreciation                                          401,540         297,966          35,986
     Minority interests                                       (844)        410,376          49,562
     Net assets held for sale                                  --        (837,281)       (101,121)
(Increase) decrease in operating assets -
     Inventories                                                --         335,965          40,575
     Accounts receivable, net                              641,857      (2,041,905)       (246,607)
    Computer software held for sale                     (1,242,000)             --              --
    Cost and estimated earnings in excess of
           billings on uncompleted contract                150,170              --              --
     Deposits, prepayments and
           other receivables                               559,824      (1,629,951)       (196,854)
Increase (decrease) in operating liabilities -
     Accruals and other payables                           843,917        (192,304)        (23,225)
   Accounts payables                                            --         511,833          61,816
     Deferred revenue                                     (184,371)         26,748           3,230
     Deposits from customers                               260,760         140,250          16,938
     Business tax and government surcharges payable        (13,110)        103,120          12,454
     Due to directors                                      235,026              --              --
                                                        ----------      ----------      ----------
Net cash used in operating activities                   (1,704,137)     (6,320,578)       (763,356)

Cash flows from investing activities:
Short term loan financing provided                              --      (1,300,000)       (157,005)
Settlement of loan financing                                    --       1,300,000         157,005
Purchase of property and equipment                         (11,600)       (163,398)        (19,734)
Proceeds on disposal of property and equipment                 100              --              --
Transfer of net asseets held for sale                           --         837,281         101,121
                                                        ----------      ----------      ----------

Net cash provided by (used in) investing activities        (11,500)        673,883         81,387
                                                        ----------      ----------      ----------

Cash flows from financing activities:
Advances from a director                                        --        (134,016)        (16,185)
Net proceeds from issuance of common stock                      --       7,882,581         952,003
Net proceeds from a custodian                            1,391,792              --              --
                                                        ----------      ----------      ----------

     Net cash provided by financing activities           1,391,792       7,748,565         935,818
                                                        ----------      ----------      ----------

Net increase/(decrease) in cash and cash
     equivalents                                          (323,845)      2,101,870         253,849
Cash and cash equivalents, beginning of period             443,607         652,453          78,799
                                                        ----------      ----------      ----------

Cash and cash equivalents, end of period                   119,762       2,754,323         332,648
                                                        ==========      ==========      ==========
Non-cash investing and financing activities:-
Receivable from issuance of common stock                        --       1,808,352         218,400
Transfer of net asseets held for sale                           --         837,281         101,121
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

4.    STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the nine month period include a net loss for the period of Rmb5,300,529 ($640,160) and the issuance of shares. The issuance of shares (increase in the amount of outstanding and fully paid shares) during the nine month period includes the issuance of 200,000 shares in exchange for services rendered to us, the issuance of 6,053,700 shares in conjunction with a private placement, the issuance of 72,640 shares as payment for expenses and the issuance of 3,820,000 shares that were reserved for issuance as of June 30, 2003. Except for the issuance of the 3,820,000 reserved shares, the amounts received from the private placement and the fair value of the services received over the par value of the shares issued, which is $0.001, have been included as additional paid-in capital, with the amount of Rmb362,664 (or $43,800) and Rmb9,974,803 (or $1,204,686) credited in respect of services received and the net proceeds from the private placement, respectively, and the amount of Rmb336,248 (or$40,610) debited in respect of issuance costs. In addition, during the three months ended March 31, 2004, 200,000 shares were reserved for issuance in conjunction with services to be received, with a corresponding amount of Rmb495,144 (or $59,800) included in additional paid-in capital.

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

OVERVIEW

      We believe that the People's Republic of China represents an exciting emerging world market whose role in the global economy is increasing steadily. China's economic growth rate, measured by its gross domestic product, has consistently been higher than 7% over the past 10 years. This economic growth is attributable to many factors, including investment in the country's infrastructure, increased privatization of businesses and an abundant source of labor. Currently, we offer products and services to businesses and consumers located primarily in China. Our plan is to take advantage of China's economic growth to expand our existing businesses and, possibly, in the future, to sell our products and services outside of China. We also have begun to acquire diverse businesses that are not dependent on, or directly related to, each other. We believe that diversification is a good hedge against the collapse of a single industry, such as the global collapse of the technology industry that occurred in 2000. We expect that any acquisitions we make will improve our financial condition, although we cannot guarantee any such result.

Currently over half of our revenues are generated by our subsidiary, Shanghai Newray Photographic Equipment Co., Ltd., ("Shanghai Newray") which sells digital photographic equipment. The balance of our revenues are generated primarily by our subsidiary, China E.com Information Technology Ltd., which distributes licenses for Chinese language translation software and offers web design and hosting services.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2004 AS COMPARED TO THE QUARTER ENDED MARCH 31, 2003

NET REVENUES

      Net revenues earned during the quarter ended March 31, 2004 were derived primarily from sales of photographic equipment made by our subsidiary, Shanghai Newray. The balance of our revenues were derived from e-commerce solutions, sales of computer software, and from the subsidy provided to us by KanHan Technologies Ltd. for our services in introducing its software. Net revenues earned during the quarter ended March 31, 2003 were derived principally from e-commerce solutions and system sales and integration. The term "e-commerce solutions" includes web site design and development and web hosting.

      The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

                                               Net revenues                    Percent of Net revenues
                                      ----------------------------          ----------------------------
                                      Three Months Ended March 31,          Three Months Ended March 31,
                                      ----------------------------          ----------------------------
                                        2003                 2004             2003                2004
                                      -------              -------          -------             -------
                                         US$                 US$

E-commerce solutions                   41,896               67,712             97.2%               13.0%
System sales integration                1,219                   --              2.8%                 --%
Web advertisement                          --                   --               --%                 --%
Sales of computer software                 --                  797               --%                0.2%
Sales of photographic equipment            --              424,516               --%               81.8%
Management fee income                      --               25,845               --%                5.0%
                                      -------              -------          -------             -------
     Total                             43,115              518,870            100.0%              100.0%
                                      =======              =======          =======             =======

Total net revenues increased by 1,103% to $519K(1) during the quarter ended March 31, 2004, as compared to $43K during the quarter ended March 31, 2003. While revenues attributable to e-commerce solutions increased by 62%, to $68K during the quarter ended March 31, 2004, as compared to $42K earned during the quarter ended March 31, 2003, the increase in total net revenues was primarily attributable to sales of photographic equipment made through our subsidiary, Shanghai Newray. The category designated as "management fee income" refers to the subsidy provided to us in the past by KanHan Technologies Ltd., which amounted to approximately $12K, per month. However, as of March 1, 2004 this subsidy was discontinued because KanHan Technologies Ltd. created a subsidiary to sell its products in Guangzhou.

----------
(1) As used in this 10-QSB, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $250,799 may be rounded to "$251K".

COST OF REVENUES

      The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

                                            Cost of Revenues                   Percent of Net Revenues
                                      ----------------------------          ----------------------------
                                      Three Months Ended March 31,          Three Months Ended March 31,
                                        2003                 2004            2003                2004
                                      -------              -------          -------             -------
                                        US$                  US$

Engineering/technician
  Salaries                             11,719               27,229             27.2%                5.2%
Subcontract fees                           --                   --               --%                 --%
Cost of system sales
 and integration                          579                   --              1.3%                 --%
Cost of computer software                  --                  736               --%                0.1%
Cost of photographic equipment             --              381,724               --%               73.6%
Depreciation                              593                  974              1.4%                0.2%
Other                                   6,067               25,868             14.1%                5.0%
                                      -------              -------          -------             -------
     Total                             18,958              436,531             44.0%               84.1%
                                      =======              =======          =======             =======

      Cost of revenues increased by 2,203%, to $437K, or 84% of net revenues during the quarter ended March 31, 2004 from $19K, or 44% of net revenues during the quarter ended March 31, 2003.

      The principal components of cost of revenues during the quarter ended March 31, 2004 were engineer and technician salaries, costs of photographic equipment, other costs associated with support of our engineering and technical staff and depreciation of equipment utilized in connection with services.

      The increase in costs of revenues, in total and as a percentage of revenues, as compared to the corresponding period in the last fiscal year, was principally attributable to the increase in our sales as well as to an increase in engineering and technical staffing. The increase in other costs was mainly attributable to $19K in amortization costs related to the amortization of the computer software that we purchased from KanHan Technologies Ltd.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      Selling, general and administrative expense ("SG&A") consists principally of (1) sales commissions, (2) advertising, (3) other marketing expense, (4) rental expense, (5) salaries for administrative and sales staff, and (6) corporate overhead.

      The following table reflects the principal components of SG&A and the percentage of net sales represented by each component for the periods indicated:

                                                 SG&A                          Percent of Net Revenue
                                      ----------------------------          ----------------------------
                                      Three Months Ended March 31,          Three Months Ended March 31,
                                        2003                2004             2003                2004
                                      -------              -------          -------             -------
                                        US$                  US$
Sales and marketing salaries
 and commissions                       23,864               23,641             55.3%                4.6%

Advertising and other sales
 and marketing expenses                15,395               30,439             35.7%                5.9%
Rentals                                12,493               18,021             29.0%                3.5%
Administrative salaries                45,109               26,498            104.6%                5.1%
Corporate overhead                     57,263              183,291            132.8%               35.3%
                                      -------              -------          -------             -------
     Total                            154,124              281,890            357.4%               54.4%
                                      =======              =======          =======             =======

      For the quarter ended March 31, 2004, SG&A increased 83% to $282K, in comparison to $154K for the quarter ended March 31, 2003.

      During the quarter ended March 31, 2004, the increase in SG&A was principally attributable to an increase in corporate overhead which included expenses of approximately $75K incurred in conjunction with investor relations activities, consultancy fees of $46K, professional fees of $9K, and expenses of $4K related to overseas traveling. The increase in advertising and marketing expenses of approximately $15K consisted of marketing expenses, entertainment, telephone expenses and cross-province traveling expenses associated with the increase of sales of our e-commerce solutions. Even though we experienced a substantial increase in our business, salary expenses for the quarter ended March 31, 2004 decreased slightly from the quarter ended March 31, 2003 due to management's decision to reduce the employee census based on a reassessment of the manpower required to generate sales and to service our customers.

Other Items

      Other Income, Net. Other income, net, totaled $1K during the quarter ended March 31, 2004 as compared to other income of $6K received during the quarter ended March 31, 2003. Other net income for the quarter ended March 31, 2004 consisted of $1K subsidy provided to us by the government of Shanghai. Other income for the quarter ended March 31, 2003 consisted primarily of income we received from the rental of office space located at 38/F Guomao Building. Because we are in the process of selling this real estate, we derived no rental income from it for the same period in 2004. In March 2004 we received a partial payment of the purchase price in the amount of Rmb368K (or $44K) from the buyer. We expect that the transfer of the property will be completed by the end of this fiscal year.

      Minority Interest. Minority interests of $18K were reported during the quarter ended March 31, 2004 as compared to $0.1K of minority interest reported during the quarter ended March 31, 2003. Minority interest reflects the minority shareholders' proportionate interests in the losses of Intermost Focus Advertising and in the profits of Shanghai Newray.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2004 AS COMPARED TO THE NINE MONTH PERIOD ENDED MARCH 31, 2003.

NET REVENUES

      Net revenues earned during the nine month period ended March 31, 2004 were derived primarily from sales of photographic equipment made by our subsidiary, Shanghai Newray. The remainder of our revenues were derived from e-commerce solutions, sales of computer software, and from the subsidy provided to us by KanHan Technologies Ltd. for our services in introducing its software. KanHan Technologies Ltd. discontinued the payment of this subsidiary on March 1, 2004. Net revenues earned during the nine month period ended March 31, 2003 were derived principally from e-commerce solutions, system sales and integration and web advertisement. The term "e-commerce solutions" includes web site design and development and web hosting.

      The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

                                       Net revenues                    Percent of Net revenues
                              ----------------------------          ----------------------------
                               Nine Months Ended March 31,           Nine Months Ended March 31,
                              ----------------------------          ----------------------------
                                 2003               2004               2003              2004
                              ---------          ---------          ---------         ---------
                                 US$                 US$

E-commerce solutions            119,789            250,829               76.4%             17.3%
System sales integration         36,719                 --               23.4%               --%
Web advertisement                   217                 --                0.2%               --%
Sales of computer software           --              5,755                 --%              0.4%
Sales of photographic
 equipment                           --          1,093,511                 --%             75.2%
Management fee income                --            103,381                 --%              7.1%
                              ---------          ---------          ---------         ---------
     Total                      156,725          1,453,476              100.0%            100.0%
                              =========          =========          =========         =========

      Total net revenues increased by 827% to $1,453K during the nine month period ended March 31, 2004, as compared to $157K during the nine month period ended March 31, 2003. While revenues attributable to e-commerce solutions increased by 109%, to $251K during the nine month period ended March 31, 2004, as compared to $120K earned during the nine month period ended March 31, 2003, the increase in total net revenues was also attributable to sales of the licenses for computer software we purchased from KanHan Technologies Ltd., sales of photographic equipment made through our subsidiary, Shanghai Newray, and the subsidy provided to us by KanHan Technologies Ltd., which was discontinued on March 1, 2004.

COST OF REVENUES

      The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

                                             Cost of Revenues                 Percent of Net Revenues
                                      ----------------------------          ----------------------------
                                       Nine Months Ended March 31,           Nine Months Ended March 31,
                                        2003                2004              2003              2004
                                      ---------          ---------          ---------         ---------
                                         US$                US$

Engineering/technician
 salaries                                39,962             79,362               25.5%              5.5%
Subcontract fees                            195                 --                0.2%               --%
Cost of system sales
 and integration                         41,705                 --               26.6%               --%
Cost of computer
 software                                    --              5,352                 --%              0.4%
Cost of photographic
 equipment                                   --            980,713                 --%             67.5%
Depreciation                              3,796              2,683                2.4%              0.2%
Other                                    24,667             84,589               15.7%              5.8%
                                      ---------          ---------          ---------         ---------
     Total                              110,325          1,152,699               70.4%             79.4%
                                      =========          =========          =========         =========

      Cost of revenues increased by 945%, to $1,153K, or 79% of net revenues, during the nine month period ended March 31, 2004 from $110K, or 70% of net revenues, during the nine month period ended March 31, 2003.

      The principal components of cost of revenues during the nine month period ended March 31, 2004 were engineer and technician salaries, costs of computer software and photographic equipment, other costs associated with support of our engineering and technical staff and depreciation of equipment utilized in connection with services.

      The increase in costs of revenues, in total and as a percentage of revenues, as compared to the corresponding period in the last fiscal year, was principally attributable to the increase in our sales as well as to an increase in engineering and technical staffing. The increase in other costs was mainly attributable to $56K in amortization costs related to the amortization of the computer software we purchased from KanHan Technologies Ltd.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      Selling, general and administrative expense ("SG&A") consists principally of (1) sales commissions, (2) advertising, (3) other marketing expense, (4) rental expense, (5) salaries for administrative and sales staff, and (6) corporate overhead.

         The following table reflects the principal components of SG&A and the percentage of net sales represented by each component for the periods indicated:

                                                  SG&A                         Percent of Net Revenue
                                      ----------------------------          ----------------------------
                                       Nine Months Ended March 31,           Nine Months Ended March 31,
                                        2003                 2004            2003                2004
                                         US$                 US$
Sales and marketing salaries
  and commissions                      68,982              101,775             44.0%                7.0%

Advertising and other sales
 and marketing expenses                39,676               91,896             25.3%                6.3%
Rentals                                46,766               58,741             29.8%                4.0%
Administrative salaries               135,358               79,232             86.4%                5.5%
Corporate overhead                    219,607              564,856            140.1%               38.9%
                                      -------              -------          -------             -------
     Total                            510,389              896,500            325.6%               61.7%
                                      =======              =======          =======             =======

      For the nine month period ended March 31, 2004, SG&A increased 76% to $897K, in comparison to $510K for the nine month period ended March 31, 2003.

      During the nine month period ended March 31, 2004, the increase in SG&A was principally attributable to an increase in corporate overhead which included expenses of approximately $213K incurred in conjunction with investor relations activities, consultancy fees of $138K, professional fees of $47K, and expenses of $15K related to overseas traveling. The increase in advertising and marketing expenses of approximately $52K were costs of marketing expenses, entertainment, telephone expenses and cross-province traveling expenses associated with the increase of sales of our e-commerce solutions. Even though we experienced a substantial increase in our business, salary expenses for the nine month period ended March 31, 2004 did not increase substantially due to management's cost containment efforts. During the first six months of the 2004 fiscal year, because of the rapid growth in the e-commerce solutions segment of our business, we increased our sales team to approximately 30 persons as compared to approximately 20 persons for the corresponding period in the last fiscal year. However, during the quarter ended March 31, 2004, we gradually reduced our sales team to approximately 23 persons as a result of management's reassessment of the manpower required to generate sales and service our customers. We also recorded a charge of $7K related to the conversion of funds derived from the proceeds of the private offering of our common stock. For accounting purposes we used the rate of 8.28 Rmb as the equivalent of a U.S. dollar. However, the bank rate fluctuated and investors would receive higher or lower rates as funds were deposited into the Company's account.

Other Items

      Loss on disposal of property and equipment. The loss recorded for the nine month period ended March 31, 2003 related to the disposal of furniture and computer equipment in conjunction with the relocation of our office. These expenses did not re-occur during the nine month period ended March 31, 2004.

      Other Income, Net. Other income, net, totaled $3K during the nine month period ended March 31, 2004 as compared to other income of $19K received during the nine month period ended March 31, 2003. Other net income for the period ended March 31, 2004 consisted of $2K in salary that was allocated, but not paid, to employees due to a separation from service that occurred during the period and from a $1K subsidy provided to us by the government of Shanghai. Other income for the nine month period ended March 31, 2003 consisted primarily of income we received from the rental of office space located at 38/F Guomao Building. Because we are in the process of selling this real estate, we derived no rental income from it for the same period in 2004. We expect that the transfer of the property will be completed by the end of this fiscal year.

      Minority Interest. Minority interests of $50K were reported during the nine month period ended March 31, 2004 as compared to $0.1K of minority interest reported during the nine month period ended March 31, 2003. Minority interest reflects the minority shareholders' proportionate interests in the losses of Intermost Focus Advertising and in the profits of Shanghai Newray.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2004 we had cash and cash equivalents of $333K and working capital of $278K as compared to $79K of cash and cash equivalents and $324K of negative working capital at June 30, 2003.

      Net cash used in operating activities was $662K for the nine month period ended March 31, 2004, while net cash used in operating activities was $206K for the nine month period ended March 31, 2003. During the nine month period ended March 31, 2004, cash was used to fund our net loss of $640K. Cash was also used to pay liabilities, which increased due to our expanded operations. Our use of cash was partially offset by non-cash charges, including depreciation expense in the amount of $36K and amortization of computer software in the amount of $56K.

      Investing activities used $20K during the nine month period ended March 31, 2004. Funds used in investing activities were used to purchase equipment, mainly for our e-commerce operations, and to support our operations. Investing activities also included a short term loan in the amount of $157K made to an unrelated third party during the quarter ended September 2003. The loan was unsecured and interest free. The loan was fully repaid during the quarter ended December 2003.

      Net cash provided by financing activities was $936K for the nine month period ended March 31, 2004 as compared to $168K for the nine month period ended March 31, 2003. Funds provided by financing activities consisted of $951,804 net proceeds (gross proceeds of $1,210,740, net of issue expenses) received from a private offering of 6,053,700 shares of our common stock.

      The Company had no long-term debt at March 31, 2004.

      During the first six months of this fiscal year, we experienced an increase in web design projects therefore we added additional staff to meet project deadlines. However, we began decreasing staff again in January 2004, which typically experiences an economic slowdown due primarily to the long New Year's holiday.

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

      We also determined that cost controls could improve the operational results of Shanghai Newray, therefore we implemented procedures for inventory control, including stock in/stock out records and proper documentation for invoicing and receivable collection.

      We continue to evaluate various opportunities to attain profitability, including the investment in, or acquisition of, other types of businesses.

      On October 3, 2003 our wholly-owned subsidiary, IMOT Information Technology (Shenzhen) Ltd. ("IMOT Technology"), entered into an agreement for the acquisition of 25% of the issued and outstanding shares of Shanghai Fortune Venture Limited ("Shanghai Fortune") from certain shareholders of Shanghai Fortune. The share transfer was approved by the government of Shanghai, China on April 12, 2004. The consideration for this acquisition is Rmb600,000, approximately $72,464, in cash plus 10 million shares of our common stock. The value of the common stock, as included in a preliminary agreement between IMOT Technology and the agent for the selling shareholders, was computed as $0.24 per share, based upon the average closing price during the 10-day period from September 22, 2003 to October 1, 2003. The shares were issued on April 14, 2004.

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

      On January 2, 2004 IMOT Technology entered into an agreement for the acquisition of 25% of the issued and outstanding shares of Zenith Technology Ltd. ("Zenith") from Mr. Wei Xie, the major shareholder of Zenith. The agreement is subject to final approval from the government of Shenzhen, China, the completion of a due diligence investigation by the parties and approval by the board of directors of both corporations. The consideration for the acquisition consists of RMB1 million (approximately $120,000) in cash and 300,000 shares of our common stock. Prior to this acquisition, Mr. Xie owned a 70% interest in Zenith.

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

      The proposed transaction is subject to the execution of a definitive agreement by the parties and various other conditions, including a due diligence review.

      On April 8, 2004 IMOT Technology entered into an agreement to acquire a 51% interest in Shenzhen Golden Anke Technology Co., Ltd. ("Golden Anke") from certain Golden Anke shareholders. The agreement is subject to final approval from the government of Shenzhen, China, the completion of a due diligence investigation by the parties and approval by the board of directors of each party. The purchase price of $3.24 million will be paid by issuing to the selling shareholders a total of 12 million shares of our common stock, the negotiated value of which was determined to be $0.27 per share. The value of the common stock for this transaction was determined by computing the average closing price of our common stock from January 20, 2004 to March 19, 2004, then applying a 20% discount.

      Golden Anke is one of the leading digital security imaging system providers in China, offering a variety of solutions on video surveillance, digital image processing and compressing, Internet image transfer and imaging security systems.

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

      Our goal for the future is to continue to control our overall expenditures and to acquire profitable businesses using as much of our common stock as possible. We believe that active trading of our common stock will be important to the principals of target companies and future acquisitions may be dependent on the active trading of our common stock. However, our common stock has not been actively traded and, if our common stock continues to trade flatly, we may not be able to make acquisitions.

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

      o     continued economic growth in China;

      o entry of new competition (including established companies from outside China and companies with substantially greater resources) into our market;

      o fluctuations in the level of orders for services or products delivered in a quarter;

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      Not applicable.

Item 2. Changes in Securities.

      During the three month period ended March 31, 2004, we issued the securities discussed below.

     On March 31, 2004, we authorized the issuance of 400,000 shares of common stock to Standford Capital International Limited for investment relations services rendered to us having a value of $124,000. Of the shares authorized, 200,000 were authorized for services that were rendered during the quarter ended December 31, 2003 and 200,000 were authorized for services that were rendered during the quarter ended March 31, 2004. On December 31, 2003 the closing price of our common stock was $0.32 and on March 31, 2004 the closing price of our common stock was $0.30. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      We held our annual shareholders' meeting on January 28, 2004. Of the 56,392,406 shares issued and outstanding on the record date, shareholders holding 30,018,487 shares were represented in person or by proxy at the meeting. The following three proposals were approved by our shareholders:

      Proposal No. 1. Election of the following individuals to the Board of
Directors:

      Director's Name                 Votes Cast For          Votes Cast Against

      Andy Lin                          30,018,487                     0
      Sai Keung (Hugo) Chan             30,018,487                     0
      Shim Yang                         30,018,487                     0
      Catalina Chan                     30,018,487                     0

      Proposal No. 2. Approval of An Amendment to the Articles of Incorporation Increasing the Number of Shares of Common Stock to 500,000,000. Votes Cast For:
30,018,487 Votes Cast Against: 0

      Proposal No. 3. Approval of Adoption of the Intermost Corporation 2003 Equity Incentive Plan. Votes Cast For: 30,018,487 Votes Cast Against: 0

Item 5. Other Information.

      Not applicable

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            2 Articles of Merger of IMOT Corporation (Utah Parent) into Intermost Corporation (Wyoming Subsidiary).(1)

            3(i)  Articles of Incorporation of Intermost Corporation.(1)

            3(ii) Bylaws of Intermost Corporation.(1)

            10.1 Employment Agreement dated March 12, 2004 between Andy Lin and Intermost Corporation(2)

            31. Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d- 14(a).(2)

            32. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

            (1) Incorporated by reference from the registrant's Form 10-QSB for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission onMay 15, 2003.

            (2) Incorporated by reference from the registrant's Form 8-K filed with the Securities and Exchange Commission on March 25, 2004.

Reports on Form 8-K

      On March 8, 2004 we filed a Form 8-K reporting that we retained Grobstein Horwath & Co. LLP as our auditors.

      On March 25, 2004 we filed a Form 8-K reporting that we had entered into an Employment Agreement with Andy Lin, our Chief Executive Officer.

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

Dated:   May 17, 2004