Form 10KSB
period 2004-06-30
INTERMOST CORP
filed 2004-10-15
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
      1934

                     For the Fiscal Year Ended June 30, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number 0-30430

                              INTERMOST CORPORATION
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)

            Wyoming                                      87-0418721
   ---------------------------------         ----------------------------------
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

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The registrant's revenues for the fiscal year ended June 30, 2004 were $1,827,382

      The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of September 30, 2004 was 79,017,406. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2004, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $18,964,177.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None

      Transition Small Business Disclosure Format: Yes [_]  No [X]

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
  ITEM 1.   BUSINESS........................................................   4
  ITEM 2.   DESCRIPTION OF PROPERTY.........................................   8
  ITEM 3.   LEGAL PROCEEDINGS...............................................   9
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS................................................   9

PART II
  ITEM 5.   MARKET FOR COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS.....................................   9
  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS............................  12
  ITEM 7.   FINANCIAL STATEMENTS............................................  20
  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................  20
  ITEM 8A.  DISCLOSURE CONTROLS AND PROCEDURES..............................  20
  ITEM 8B   OTHER INFORMATION...............................................  21

PART III
  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH
            SECTION 16(a) OF THE EXCHANGE ACT...............................  21
  ITEM 10.  EXECUTIVE COMPENSATION..........................................  23
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT...........................................  25
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  25
  ITEM 13.  EXHIBITS AND REPORTS OF FORM 8-K................................  26
  ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................  27

SIGNATURES..................................................................  28

                    NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains "forward-looking statements." These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

      o our lack of capital and whether or not we will be able to raise capital when we need it,

      o government regulation of the Internet and Internet services in China,

      o     our ability to successfully compete in our markets and industries,

      o our ability to find suitable acquisition targets and, once acquired, to integrate these acquisitions into our business;

      o the loss of the services of our President, Chief Executive Officer and Chief Financial Officer, Mr. Andy Lin

      o adverse changes to the political, economic or social conditions in China and other factors, some of which will be outside our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

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

From the date of incorporation through October 1998, the Company's operations were limited to efforts to identify and acquire, or merge with, one or more operating businesses. In October 1998, the Company acquired all of the issued shares of Intermost Limited, a British Virgin Islands Company ("IML"), by issuing to the then shareholders of IML a total of 4,970,000 shares of the Company's common stock, par value $0.001 per share (the "Merger"). Following the Merger, (i) IML became a wholly-owned subsidiary of the Company, (ii) the shareholders of IML held 58.7% of all issued and outstanding shares of the Company, (iii) the Company changed its name to Intermost Corporation, (iv) the Company terminated all its prior business activities and adopted IML's business plan, and (v) all officers and directors of the Company resigned and were replaced by officers and directors of IML.

In February 2003, the Company redomiciled from the State of Utah to the State of Wyoming.

IML was incorporated in January 1998 to develop a Chinese-language Internet business portal and to render services in connection therewith in the People's Republic of China ("China"). During the period following the Merger, the Company entered into agreements with, and completed acquisitions of, various businesses that provided or supported Internet services in an effort to implement this business plan. The Company also endeavored to develop its own Internet services businesses, including e-commerce business solutions. However, the global decline in the demand for Internet services after mid-2000, which resulted in a significant economic slowdown that affected many of the companies with whom we do business, materially undermined the effectiveness of our efforts. While we continued (and still continue) to offer web design and hosting services to customers in China through our subsidiary, ChinaE.com Information Technology Ltd. ("ChinaE"), we also began to look for ways to diversify or expand our business.

In November 2002 ChinaE purchased eight licenses for HanWEB Publishing Server 3.0, an online real time translation engine that translates traditional Chinese characters, used in most of the world, to simplified Chinese characters, which are used only in China, and vice versa, and six licenses for HanVoice Web to Phone Server 1.0, a real time Internet to telephone conversion server for Cantonese, Putonghua and English. These were purchased from KanHan Technologies Ltd. ("KanHan") at a cost of $150K. The Company was one of two distributors of these licenses in China.

With the assistance of KanHan, the Company opened an office in Guangzhou in April 2003. The office was staffed with two persons who were responsible for introducing these products to businesses and government agencies in Guangdong Province. For a period of approximately one year, KanHan subsidized the costs related to maintaining this office and developing a market for these products. The amount of the subsidy was approximately $12,800 per month. The office was closed in March 2004 and the Company is not longer receiving the subsidy, although it continues to market the licenses.

In May, 2003, the Company's wholly owned subsidiary, IMOT Information Technology (Shenzhen) Ltd. ("IMOT Technology"), received approval from the governments of Shenzhen and Shanghai to its proposed acquisition of 51% of the issued and outstanding shares of Shanghai Newray Photographic Equipment Co., Ltd. ("Shanghai Newray") from Shanghai Newray Business Development Co., Ltd. ("Shanghai Newray Business"), the owner of 75.5% of the issued and outstanding capital stock of Shanghai Newray. Shanghai Newray is located in Shanghai and is engaged in the sale of digital photographic equipment. Approval of the governments of Shenzhen and Shanghai was required to complete the acquisition, which was memorialized by a Shareholding Transfer Agreement entered into on May 23, 2003 between IMOT Technology and Shanghai Newray Business.

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

On October 3, 2003 IMOT Technology entered into an agreement for the acquisition of 25% of the issued and outstanding shares of Shanghai Fortune Venture Limited ("Shanghai Fortune") from certain shareholders of Shanghai Fortune. Shanghai Fortune owns two property rights exchanges, one of which it operates. In China, property rights, including intellectual property rights, may be listed on and transferred through such exchanges. The share transfer was approved by the government of Shanghai on April 12, 2004. The consideration for this acquisition was Rmb600,000, approximately $72,464, in cash plus 10 million shares of our common stock. The value of the common stock was determined to be $0.24 per share, based upon the average of the closing prices for the 10-day period from September 22, 2003 to October 1, 2003. The shares were issued on April 14, 2004.

On August 10, 2004, all necessary government approvals were obtained to complete the transfer of 51% of the issued and outstanding shares of Golden Anke Technology Ltd. ("Golden Anke") from two of its shareholders, Tu Guoshen and Li Zhiquan, to IMOT Technology. Pursuant to the Share Transfer Agreement signed on March 31, 2004 among IMOT Technology, Intermost, Golden Anke, Tu Guoshen and Li Zhiquan, the purchase price paid for the stock was $3.24 million. On August 10, 2004 we issued to the selling shareholders 12 million shares of our common stock, in full payment of the purchase price. The value of our common stock was determined by applying a 20% discount to the average closing price during the period from January 20 to March 19, 2004. Golden Anke is a leading digital security imaging system provider operating in China. Golden Anke offers a variety of solutions on video surveillance, digital image processing and compressing, Internet image transfer and imaging security systems.

Management is continuing efforts to identify and explore acquisition, merger and development opportunities.

PRODUCTS AND SERVICES

INTERNET SERVICES

Through ChinaE, our wholly-owned subsidiary, we offer web design, web hosting, business directory, software development and office automation software to our clients. We operate within what is commonly referred to as the "business-to-business" segment of the Internet market, where products and services are offered principally to businesses, as compared to the "business-to-consumer" segment of the Internet services market, where products and services are offered to consumers directly.

We locate web design and hosting customers and secure web design and hosting projects primarily through the efforts of our sales team. We currently employ 25 sales persons for our Internet solution services. All of our sales team members are based in Shenzhen, but occasionally travel throughout China, as necessary. Our sales persons are paid a base salary, and earn commissions on revenues we receive from the customers they secure.

DIGITAL IMAGING SYSTEM

We sell digital photographic equipment and we provide value-added services (such as software design and system integration) for such equipment through our subsidiary, Shanghai Newray. Shanghai Newray specializes in manufacturing digital imaging systems for the printing of identity cards, such as staff passes and student identity cards. Shanghai Newray is also a wholesaler of various brands of consumer digital photographic equipment, including traditional 35mm cameras, digital cameras and camera accessories. During the 2004 fiscal year, two customers of Shanghai Newray accounted for approximately 47% of our revenues.

Through Golden Anke, we have expanded our digital imaging services business to include digital imaging security systems for offices, department stores and shopping malls.

Both Shanghai Newray and Golden Anke sell their products through sales representatives.

PROPERTY RIGHTS EXCHANGE

Property rights exchanges are platforms that permit privately-owned and state-owned property rights transactions. Subject to the parameters established by the government of China, property rights exchanges provide services for the purchase and sale of equity rights, debts, intellectual property rights and technology property rights. Property rights listed on the exchanges may be traded through negotiation, auction and bids.

Our subsidiary, Shanghai Fortune, has been granted the right to operate the North Shanghai Branch ("NSB") of the Shanghai Technology Property Rights Exchange Center. NSB is a duly authorized exchange platform for the transfer of property rights, intellectual property rights and private equity rights. Shanghai Fortune was a registered member of Shanghai Technology Exchange ("STE") and had the exclusive right to operate and manage the NSB of the STE in exchange for 80% of the exchange fees. In December 2003 STE was merged into Shanghai United Assets & Equity Exchange (SUAEE). SUAEE has continued STE's exchange business and Shanghai Fortune is a registered member of SUAEE and will continue to operate NSB. Shanghai Fortune is also actively participating in the Yangtze River Delta Technology and Equity Exchange Market Place, an exchange launched in November 2003, and it owns a 33.75% interest in the Xi'an Assets and Equity Exchange, which is similar in scope to the NSB. Furthermore, Shanghai Fortune also offers consultancy services related to property right transfers, including financial arrangements and advice and assistance with business combinations.

Shanghai Fortune finds prospective clients principally through its team of project managers and through referrals by its business network. During the 2004 fiscal year, we did not earn any revenues from Shanghai Fortune.

At this time the various property rights exchanges in China work, for the most part, independently of one another. We believe that this is inefficient. We are in the process of using our software technology to develop, and we hope to eventually implement, an electronic information and trading platform for property rights exchanges that will enable the flow of information regarding rights transfers, as well as payments, among the different property rights exchanges in China, including those owned and operated by Shanghai Fortune.

TRADING

Shanghai Fortune is also engaged in the business of trading parts and components for machines and equipment. Most of its products, including die castings, bearings, drive motors, flywheels, and lift motors, are exported to the U.S.

COMPETITION

INTERNET SERVICES

The market for Internet services and software is intensely competitive and we expect it to become increasingly competitive in the future. Increased competition could result in pricing pressures, low operating margins and the realization of little or no market value. Currently, our competitors are primarily other Chinese owned and operated Internet services and software development companies.

Most of our current and potential competitors may have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships on more favorable terms than we can. In addition, new technologies and the expansion of existing technologies may increase competitive pressure on us. We do not represent a significant presence in the Chinese market for Internet services.

PHOTOGRAPHIC EQUIPMENT

We also face substantial competition in the photographic equipment market. In China, Shanghai Newray's photographic equipment, which is sold under the brand name "Seagull" (English translation) represents one of the more prominent competitors in the marketplace. However, the brand does not have significant recognition outside of China. In the world market for both digital imaging systems and consumer digital photographic equipment, manufacturers such as Kodak, Minolta, Canon, Nikon and Pentax dominate, and most likely will continue to dominate the market for several years due to their greater brand recognition and greater financial, marketing and other resources. We anticipate that it will take several years to increase awareness of the Seagull brand. However, we believe that these products will eventually become accepted in the marketplace outside China. We believe that we will be able to compete with the well-established brands because we will be able to offer comparable equipment at a lower price. Currently, however, we do not have a significant presence in the market for digital photographic equipment outside China and we cannot guarantee you that we will ever establish a significant presence or be able to compete successfully in the world market.

PROPERTY RIGHTS EXCHANGE

There is no national property rights exchange in China. It has been estimated that there are approximately 100 property rights exchanges in China, most of them small in scale and serving only the local area. There are also a few large property rights exchanges serving the largest cities in China, including the Beijing Property Rights Exchange Center, the Tianjin Property Rights Exchange Center and the Shanghai Property Rights Exchange Center. Even the operations of the large property rights exchanges are localized.

Currently, because of the localized nature of property rights exchanges, there is not significant competition among them. However, further development and expansion of other large property rights exchanges, or the nationalization of property rights exchanges, would be likely to result in an increase in competition. If that were to happen, it could have a material adverse effect on our ability to attract property owners to list their properties for sale on our exchange and to identify and secure investors or buyers for the properties we list.

REGULATION

Since we operate principally through our subsidiaries in China, we are subject to and affected by laws, regulations, administrative determinations, court decisions and similar constraints that apply to business operations located in China.

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

The operation of our property rights exchange will be largely dependant upon the development of China's policies and laws relating to the transfer of private and state-owned property rights. The transfer and management of state-owned property rights are subject to the supervision of the Administrative Bureau of State-owned Assets, whereas the property rights of privately-owned enterprises must be transferred in compliance with the Company Law and related regulations.

According to the Provisional Procedures on the Administration of the Transfer of State-owned Property Rights in Enterprises, all the transfers of state-owned property rights must be carried out through duly authorized property rights exchange centers. NSB and Xi'an Assets and Equity Exchange have secured the necessary licenses and approvals for their operations and qualify to transfer state-owned property rights.

We work diligently to assure compliance with all applicable regulations which impact our business, including cooperating with the MII, the Ministry of Public Security and the Administrative Bureau of State-owned Assets. There can be no assurance, however, that additional regulations will not be enacted that might adversely affect our operations.

EMPLOYEES

As of June 30, 2004 we employed 53 full-time employees, namely, 1 management executive, 16 engineering and technical staff, 7 administrative and clerical staff, and 29 sales persons. None of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes. We do not provide any special benefit or incentive programs for our employees. We believe that we enjoy good relations with all of our employees.

ITEM 2.   DESCRIPTION OF PROPERTY

Our principal office consists of approximately 4,000 square feet of office space that is located at 10th Floor, B10-07 Guomao Building, Renmin Rd. (South), Shenzhen, China 518014. The premises are leased from an unrelated third party with rental payments and management fees of approximately $34,000 per year. This lease will expire in August 2007. In September 2004, we entered into another lease agreement for additional office space consisting of approximately 2,200 square feet which is located on the 31st Floor of Guomao Building. The premises are leased from an unrelated third party with rental payments and management fees of approximately $39,000 per year. This lease will expire in August 2007.

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

We owned office space consisting of approximately 5,000 square feet on the 38th Floor of Guomao Building, which we leased to an unrelated third party for approximately $24,000 per year. On June 18, 2003 we entered into an agreement to sell the property to an unrelated third party for Rmb940,000 (approximately $114,000) and we completed the transfer of the property during this fiscal year.

ITEM 3.   LEGAL PROCEEDINGS

In June 2001, we filed a lawsuit in the Court of First Instance of High Court of Hong Kong (the "Court") against J.R. Hi-Tech Investment Corporation ("J.R. Hi-Tech") and its controlling shareholders, Mr. Xin Lei Wang and Mr. Yong Jiang, (collectively, the "Defendants"). On October 24, 2000, we entered into a Subscription Agreement with the Defendants, which provided among other things for our subscription of 70,000 ordinary shares, par value $1 per share, representing 58.3% of the post-closing issued and outstanding shares of J.R. Hi-Tech in consideration of our payment of $176,470 in cash and our issuance of 510,300 shares of our common stock. J.R. Hi-Tech's principal asset is an indirect 90% interest in Shenzhen China Websecurity.com, a Chinese-foreign equity joint venture, which engages in the provision of Internet security services, systems integration and software development services. Despite the Defendants' failure to deliver J.R. Hi-Tech ordinary shares to us as provided in the Subscription Agreement, we delivered in January 2001 Rmb1,500,000 in cash to J.R. Hi-Tech (but not our shares). In this lawsuit, we seek rescission of the Subscription Agreement, recovery of the Rmb1,500,000, and additional damages and injunctive relief. On June 22, 2001, the Court issued an order to freeze certain bank accounts in the names of the Defendants. On July 3, 2001, following a hearing, the Court extended this order until further order from the Court. We intend to vigorously pursue our rights against the Defendants. However, due to uncertainty of any recovery from J.R. Hi-Tech or the other two Defendants, in fiscal 2001, we have written off the entire Rmb1,500,000 we delivered to J.R. Hi-Tech.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were put before our shareholders for a vote during the last quarter of our fiscal year.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the National Association of Securities Dealers, Inc. Over-The-Counter Electronic Bulletin Board (the "OTC Bulletin Board"), and is traded under the symbol "IMOT".

The following table represents the high and low bid prices for our common stock on the OTC Bulletin Board for each quarter during the last two fiscal years.

                                                 HIGH        LOW
                                                ------      -----

Fiscal 2003
      Quarter ended September 30, 2002            0.04       0.02
      Quarter ended December 31, 2002             0.08       0.01
      Quarter ended March 31, 2003                0.08       0.03
      Quarter ended June 30, 2003                 0.69       0.03


Fiscal 2004
      Quarter ended September 30, 2003            0.42       0.21
      Quarter ended December 31, 2003             0.50       0.20
      Quarter ended March 31, 2004                0.40       0.28
      Quarter ended June 30, 2004                 0.34       0.28

The above bid information is obtained from the "Finance" section of yahoo.com and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of September 30, 2004, there were approximately 608 holders of record of the Company's common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

We have never declared or paid any cash dividend on our common stock and do not expect to declare or pay any cash dividend in the foreseeable future.

On March 12, 2004 we entered into an employment agreement with our President, Mr. Andy Lin. The employment agreement was amended on October 5, 2004. Pursuant to the amended employment agreement, the Board of Directors, in its discretion, may grant to Mr. Lin an option to purchase 1,000,000 shares of our common stock and an option to purchase an additional 1,000,000 shares of our common stock for each year that he provides services to us pursuant to the employment agreement. The exercise price of the option is to be computed by averaging the price of the common stock for a period of five trading days prior to the last day of Mr. Lin's service year or the date of the option grant. The option is to terminate on the earlier of the following: (i) one year after the termination of Mr. Lin's employment; or (ii) the seventh anniversary from the date of vesting of the options, whichever is earlier. The Board of Directors has not granted any options to Mr. Lin as of the date of this report.

In the fiscal year ended June 30, 2004, the Company issued common stock to various parties. The following transactions have not been reported by the Company in previous quarterly reports. The value of the common stock issued was based on the market price of the shares at the date of the transactions, on negotiations between the parties or on the fair value of services received. The issuances were as follows:

On September 11, 2003 the Company issued, 3,000,000 shares of common stock with a value of $0.05 per share to certain designated shareholders of Firstmax Investment Limited who rendered services to us having a value of $150,000. The stock was issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offeree was an accredited investor.

On April 14, 2004, the Company issued 3,500,000 shares of common stock to Li Lao Hu, 3,000,000 shares of common stock to Li Xiao Qin and 3,500,000 shares of common stock to Huang Xiu Juan for the purchase of 25% of the issued and outstanding shares of Shanghai Fortune Venture Ltd. The value of the common stock was determined to be $0.24 per share, for a total of $2,400,000. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offerees were accredited investors.

On June 24, 2004, the Company issued 400,000 shares of common stock to Stanford Capital International Limited for investment relations services rendered to us having a value of $64,000 and $60,000. 200,000 shares were issued with a value of $0.32 per share and 200,000 shares were issued with a value of $0.30 per share. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offeree was an accredited investor.

On June 24, 2004, the Company issued 225,000 shares of common stock having a value of $0.32 per share to Hank Vanderkam (Vanderkam & Associates) for legal services rendered to us. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offeree occupied an insider status relative to the Company that afforded him effective access to the information registration would otherwise provide.

During fiscal 2004 we issued 72,640 shares of our common stock, valued at approximately $14,528, to Shanghai Newray Business Development Co. Ltd., the owner of 24.5% of Shanghai Newray. These shares of common stock were issued to Shanghai Newray Business Development Co. Ltd. as a one-time finder's fee for introductions to certain accredited investors. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offeree occupied an insider status relative to the Company that afforded him effective access to the information registration would otherwise provide.

EQUITY COMPENSATION PLAN

On December 1, 2003 our Board of Directors adopted, and on January 28, 2004 our stockholders approved, the Intermost Corporation 2003 Equity Incentive Plan. As of June 30, 2004, no awards had been granted from the Plan.


                                              EQUITY COMPENSATION PLAN INFORMATION (1)

---------------------------- --------------------------------- --------------------------------- ---------------------------------
                                                                                                 NUMBER OF SECURITIES REMAINING
                                                                                                 AVAILABLE FOR FUTURE ISSUANCE
                             NUMBER OF SECURITIES TO BE ISSUED WEIGHTED AVERAGE EXERCISE PRICE   UNDER THE EQUITY COMPENSATION
                             UPON EXERCISE OF OUTSTANDING      OUTSTANDING OPTIONS WARRANTS AND  PLAN (EXCLUDING SECURITIES
                             OPTIONS, WARRANTS AND RIGHTS      RIGHTS                            REFLECTED IN COLUMN (a)
---------------------------- --------------------------------- --------------------------------- ---------------------------------
Plan Category                              (a)                               (b)                              (c)
---------------------------- --------------------------------- --------------------------------- ---------------------------------
Shareholder Approved                        0                                N/A                            20,000,000
---------------------------- --------------------------------- --------------------------------- ---------------------------------
Not Approved by Shareholders               N/A                               N/A                               N/A
---------------------------- --------------------------------- --------------------------------- ---------------------------------

(1) Pursuant to the terms of the Intermost Corporation 2003 Equity Incentive Plan, awards may be granted for options to purchase common stock or for common stock.

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

Accounts Receivable

We typically extend credit to our customers. From time to time, e-commerce solution services are provided under fixed-price contracts where the revenues and the payment of related receivable balances are due upon the achievement of certain milestones. Management estimates the probability of collection of the receivable balances and provides an allowance for doubtful accounts based upon its judgment in assessing the realization of these receivable balances taking into account aging, historical experience, the customer's financial condition and general economic conditions.

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

Currently over half of our revenues are generated by our subsidiary, Shanghai Newray, which sells, and provides value-added services for, digital photographic equipment. The balance of our revenues are generated primarily by our subsidiary, China E.com Information Technology Ltd., which distributes licenses for Chinese language translation software and offers web design and hosting services.

While the outbreak of SARS in the first quarter of 2003 had a severe negative impact on the economy of China, the economy, including the retail and Internet services sector, has recovered since then.

In response to the economic recovery, we began to aggressively expand our core business by using our technical expertise to develop an electronic information and trading platform for use by property rights exchanges in China. We also began to diversify our business, so that we will no longer be dependent on one market for revenue. Our plan for the future is to strengthen our core Internet business, control our overall expenditures, enhance the effectiveness of our operations and continue to expand by acquiring other profitable businesses. During the past two years we have acquired a digital imaging system business, a property rights exchange business and a security systems business. We are planning to use our technological expertise to enhance the products and services provided by these businesses. Generally, the transfer of our common stock represents some or all of the purchase price we pay for an acquired business. We believe that active trading of our common stock will be important to the principals of target companies and future acquisitions may be dependent on the active trading of our common stock. However, our common stock has not been actively traded and, if our common stock continues to trade flatly, we may not be able to make acquisitions as planned.

Currently, we are experiencing an increase in web design projects and we are recruiting additional staff to meet project deadlines.

During the fiscal year ended June 30, 2004 we had a net loss of Rmb 6,712,852 and an accumulated deficit of Rmb 74,023,484. Our auditor, Grobstein, Horwath & Company LLP, has issued a "going concern" opinion for our financial statements at June 30 2004. In that opinion, the auditor noted that attainment of profitable operations is dependent upon our ability to generate positive cash flows and to raise additional capital. These factors raise substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Following is summary financial information reflecting our operations for the periods indicated.

                                                 YEAR ENDED JUNE 30,
                                            --------------------------
                                                2003           2004
                                            -----------    -----------

Net revenues                                $   446,265    $ 1,827,382
Cost of revenues                               (366,905)    (1,466,213)
Gross profit                                     79,360        361,169
Selling, general and administrative          (1,088,782)    (1,216,760)
Impairment of fixed assets                     (164,251)          --
Gain/(loss) on disposal of fixed assets          (6,254)         5,356
Write back of welfare provisions                 89,200           --
Impairment of software license                     --          (31,250)
Loss from operations                         (1,090,727)      (881,485)
Share of profit of an associated
  company                                          --          141,824
Other income/(loss), net                         21,205           (493)
Loss before taxation                         (1,069,522)      (740,154)
Taxation                                           --           (6,867)
Loss before minority interest                (1,069,522)      (747,021)
Minority interests                               (9,296)       (63,710)
Net loss                                    $(1,078,818)   $  (810,731)

Year Ended June 30, 2004 Compared to Year Ended June 30, 2003

Net revenues.

Net revenues for the year ended June 30, 2004 increased by $1,381K, or 309%, to $1,827K from $446K for the year ended June 30, 2003.

Net revenues during fiscal 2004 were derived principally from e-commerce solutions, sales of computer software, sales of photographic equipment, management fees that we collected from KanHan for promoting its software and helping it establish a presence in China and consultancy fee income. Net revenues during fiscal 2003 were derived principally from e-commerce solutions, system sales and integration, web advertisement, sales of photographic equipment, sales of computer software and management fee income, again related to the work we did for KanHan. The term "e-commerce solutions" includes web site design and development and web hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:


----------
1 As used in this 10-KSB, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $380,499 may be rounded to "$380K"


                                                                     PERCENT OF TOTAL
                                            TOTAL NET REVENUES         NET REVENUES
                                           ---------------------   --------------------
                                             YEAR ENDED JUNE 30,    YEAR ENDED JUNE 30,
                                           ---------------------   --------------------
                                              2003        2004        2003       2004
                                           ---------   ---------   ---------    -------
                                              US$         US$
E-commerce solutions
      - Web site design and development      155,995     342,869       34.96%     18.76%

System sales and integration                  36,832          --        8.25%        --%
Sales of computer software                     3,135       5,755        0.70%      0.31%
Sales of photographic equipment              211,318   1,373,438       47.35%     75.16%
Management fee income                         38,768     103,382        8.69%      5.66%
Consultancy fee income                            --       1,938          --%      0.11%
Advertisement                                    217          --        0.05%        --%
                                           ---------   ---------   ---------    -------
      Total                                  446,265   1,827,382      100.00%    100.00%
                                           =========   =========   =========    =======

Total revenues derived from e-commerce solutions increased by $187K, or 120%, to $343K in fiscal 2004 as compared to $156K in fiscal 2003. Sales of photographic equipment increased by $1,162K, or 550%, to $1,373K in fiscal 2004 as compared to $211K in fiscal 2003. Sales of computer software increased by $3K, or 84% to $6K in fiscal 2004 as compared to $3K in fiscal 2003. Management fee income increased by $65K, or 167%, to $103K in fiscal 2004 as compared to $39K in fiscal 2003.

The increase in total net revenues and the character of those sales was primarily attributable to management's decision to revise the Company's plan of operation to develop our business beyond the market for Internet products and services as well as to the recovery of the economy of China.

We remain convinced that the Chinese Internet market will continue to develop, outpacing the growth of other more mature Internet markets, and that our presence in the market will allow us to capitalize on opportunities to sell computer software products and web design and hosting services in China. We believe that the expansion of the Chinese economy will continue, and that by diversifying our business we will be able to better capitalize on this expansion by being in different kinds of markets. Even though the businesses we have acquired are diverse from our core business, we believe that our technological expertise can be used to enhance the products and services that we offer now or that we will offer in the future.

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

The following table reflects the principal components of costs of revenues and the percentage of net revenues represented by each component for the periods indicated:


                                                                     PERCENT OF TOTAL
                                          TOTAL COST OF REVENUES       NET REVENUES
                                           ---------------------   --------------------
                                            YEAR ENDED JUNE 30,      YEAR ENDED JUNE 30,
                                           ---------------------   --------------------
                                              2003        2004         2003       2004
                                           ---------   ---------   ---------    -------
                                              US$          US$
Engineers/technician salaries                 52,425     102,638       11.75%      5.62%
Subcontract fees                                 195          --        0.04%        --%
Cost of system sales and integration          41,784          --        9.36%        --%
Cost of photographic equipment               190,130   1,222,219       42.60%     66.88%
Cost of computer software                     45,969       5,352       10.30%      0.29%
Depreciation                                   4,433       3,797        1.00%      0.21%
Other                                         31,969     132,207        7.16%      7.23%
                                           ---------   ---------   ---------    -------
      Total                                  366,905   1,466,213       82.21%     80.23%
                                           =========   =========   =========    =======

Compared to the 2003 fiscal year, the total costs of revenues for the 2004 fiscal year increased by $1,099K, or 300%, to $1,466K. The increase in costs of revenues, in total and as a percentage of revenues, as compared to the corresponding period in the last fiscal year, was principally attributable to the increase in our sales as well as to an increase in engineering and technical staffing. The increase in other costs was mainly attributable to $106K in amortization costs related to the amortization of the computer software we purchased from KanHan Technologies Ltd. The principal components of costs of revenues during the 2003 fiscal year were costs of hardware, photographic equipment and computer software, other costs associated with support of the engineering and technician staff, engineer and technician salaries, and depreciation of equipment utilized in connection with services.

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

                                                                     PERCENT OF TOTAL
                                                 TOTAL SG&A            NET REVENUES
                                           ---------------------   --------------------
                                            YEAR ENDED JUNE 30,     YEAR ENDED JUNE 30,
                                           ---------------------   --------------------
                                              2003       2004        2003         2004
                                           ---------   ---------   ---------    -------
                                              US$        US$

Sales and marketing salaries and
      commissions                             98,663      81,624       22.11%      4.47%
Other sales and marketing                     55,131     138,010       12.35%      7.55%
Rent obligation                               61,036      74,654       13.68%      4.09%
Administrative salaries                      268,328     101,638       60.13%      5.56%
Corporate overhead                           566,120     820,834      126.86%     44.92%
Bad and doubtful debt for
    other receivables                         30,767          --        6.89%        --%
Bad and doubtful debt for
    related company                           8 ,737          --        1.96%        --%
                                           ---------   ---------   ---------    -------
      Total                                1,088,782   1,216,760      243.98%     66.59%
                                           =========   =========   =========    =======

The principal components of SG&A during the 2004 year were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation and consultancy fees.

For the 2004 fiscal year, SG&A increased by $128K, or 12%, to $1,217K as compared to $1,089K for the 2003 fiscal year. Sales and marketing salaries and commissions decreased 17% during the 2004 fiscal year, to $82K, as compared to $99K for the 2003 fiscal year. During the 2004 fiscal year, rent obligations increased by 14K or 22% to $75K, as compared to $61K in the 2003 fiscal year. Rent obligations increased due to the expansion of our operations into additional office space. Administrative salaries decreased substantially by $167K or 62% to $101K during the 2004 fiscal year, as compared to $268K in the 2003 fiscal year. Other corporate expense increased during the 2004 fiscal year, by $255K or 45% to $821K, as compared to $566K in the 2003 fiscal year. The increase in SG&A was principally attributable to a combination of (1) the addition of office space in Guangzhou, which we used for promoting KanHan's software and (2) corporate overhead including consultancy fees, overseas traveling and investor relations expenses.

Minority Interest.

We reported a minority interest with a value of $64K for the 2004 fiscal year, reflecting our proportionate interest in the profits of Intermost Focus Advertising and Shanghai Newray, as compared to a minority interest with a value $9K for the 2003 fiscal year, reflecting our proportionate interest in the profits of Intermost Focus Advertising.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations with cash from our operating activities, sales of our securities and by using our common stock to make acquisitions and purchases.

At June 30, 2004 we had cash and cash equivalents of $187K and working capital of $409K as compared to $79K of cash and cash equivalents and $324K of negative working capital at June 30, 2003.

Operations used $818K of cash during the 2004 fiscal year as compared to $351K of cash used during the 2003 fiscal year. Cash was used in operations to fund our loss of $811K. Cash was also used to pay liabilities, which increased due to our expanded operations. Our use of cash was partially offset by non-cash charges, including the use of our common stock (or the reservation of common stock to be used) in exchange for services in the amount of $298K, depreciation expense in the amount of $46K and amortization and impairment of computer software in the amount of $75K and $31K respectively.

Net cash provided by investing activities was $7K for the 2004 fiscal year while net cash provided by investing activities was $33K for the 2003 fiscal year. Funds provided by investing activities consisted of the net proceeds of sale from the property at 38/F Guomao Building.

Net cash provided by financing activities was $919K for the 2004 fiscal year while net cash provided by financing activities was $343K for the 2003 fiscal year. Funds provided by financing activities consisted of proceeds received during fiscal 2004 from the subscription for 6,053,700 shares of common stock from a private placement of 6,053,700 shares at $0.20 per share.

We had no long term debt at June 30, 2004 or at June 30, 2003. Except as otherwise described herein, we have no plans to make any major capital expenditures during the next 12 months and we are not aware of any trends or uncertainties that could affect sales of our products. We do not have any off balance sheet arrangements.

We have implemented various cost management measures to reduce our overhead. We are also evaluating various opportunities to accelerate the path to, and attain, profitability. The investment in Shanghai Newray, Shanghai Fortune and Golden Anke are the beginning of our plan to invest in or acquire businesses that are not dependent on the Internet market. However, there can be no assurance that the cash provided by our current operations will be sufficient to meet our cash needs in the 2005 fiscal year. The Company will likely need to borrow money or obtain additional equity financing in order to sustain operations. We have no commitments for funding and we cannot assure you that funding will be available to us on acceptable terms, or at all. If we need financing and cannot obtain it, we may be required to severely curtail, or even cease, our operations.

On July 3, 2003 the Company's wholly-owned subsidiary, IMOT Technology, entered into an agreement, subject to the final approval from the governments of Shenzhen and Hainan for its proposed acquisition of (i) 21% of the issued and outstanding shares of Hainan Special Economic Zone Property Rights Exchange Center ("Exchange Center") from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Keensheng Science and Technology Development Co., Ltd., the owners of 100% of the issued and outstanding capital stock of Exchange Center (collectively, the "Exchange Stockholders") and (ii) 80% of the issued and outstanding shares of Hainan Concord Financial Products Development Co., Ltd. ("Development") from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Ditai Communication Co., Ltd.(collectively, the "Development Stockholders"). Development is an owner of 51% of the shares of Hainan Yangpu Multifunctional Smart Card Sales and Management Co. Ltd.

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

Pursuant to the Stock Exchange Agreements relating to Development and Exchange Center, IMOT Technology paid the Development and Exchange Stockholders each of 5,000,000 shares of the Company's restricted common stock, having a value of Rmb8,980,000 (approximately US$1,085,000).

Because final government approval of this transaction was not received by the date required by the Stock Exchange Agreements, the Stock Exchange Agreements were re-signed on December 16, 2003 to extend the date for receipt of government approval. As at the date of this report, this transaction is still awaiting government approval.

On January 2, 2004 IMOT Technology entered into an agreement for the acquisition of 25% of the issued and outstanding shares of Zenith Technology Ltd. ("Zenith") from Mr. Wei Xie, the major shareholder of Zenith. The agreement is subject to final approval from the government of Shenzhen, China, the completion of a due diligence investigation by the parties and approval by the board of directors of both corporations. The consideration for the acquisition consists of Rmb1 million (approximately $120,000) in cash and 300,000 shares of our common stock. Prior to this acquisition, Mr. Xie owned a 70% interest in Zenith. As at the date of this report, this transaction is still awaiting government approval.

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

      o     Our ability to successfully implement our business plan;

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

      o Dependence upon certain key employees, in particular our President, Mr. Andy Lin;

      o     Availability and cost of computer technicians;

      o     Loss of any strategic relationships;

      o     Loss of our largest customers;

      o Our ability to introduce new products and services on a timely basis;

      o     New product and service introductions by our competitors;

      o     Fluctuations in exchange rates, and

      o Adverse changes in the general economic, social or political conditions in the People's Republic of China.

Except as noted above, we are not aware of any trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our operations or our short-term or long-term liquidity.

ITEM 7.   FINANCIAL STATEMENTS

The financial statements, together with the registered independent auditors' report thereon of Grobstein, Horwath & Company LLP and Moores Rowland Mazars, Chartered Accountants, appear beginning on page F-1 of this report.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In March 2004, the Company's Board of Directors dismissed Moores Rowland Mazars, Chartered Accountants as the independent auditors for the Company and selected Grobstein, Horwath & Company LLP to serve as its new registered independent auditors.

The report of Moores Rowland Mazars, Chartered Accountants, on the financial statements of the Company as of and for the years ended June 30, 2003 and June 30, 2002 did not contain an adverse opinion, or a disclaimer of opinion, however the reports were modified as to the Company's ability to continue as a going concern. During the two year periods ended June 30, 2003 and June 30, 2002, and the interim period from July 1, 2003 through the date of dismissal of Moores Rowland Mazars, Chartered Accountants, the Company did not have any disagreements with Moores Rowland Mazars, Chartered Accountants, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moores Rowland Mazars, Chartered Accountants, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

Prior to engaging Grobstein, Horwath & Company, LLP, the Company had not consulted Grobstein, Horwath & Company, LLP regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements.

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

ITEM 8B   OTHER INFORMATION

On October 5, 2004 our President, Mr. Andy Lin, and the Company executed a First Amendment to Employment Agreement, referred to herein as the "Amendment". The Amendment acknowledged that the Employment Agreement executed by Mr. Lin and the Company on March 12, 2004 included an error at paragraph 6.1. The Employment Agreement as drafted included the grant of certain options to Mr. Lin, beginning with the grant of an option to purchase 1,000,000 shares of the Company's common stock on the date the Employment Agreement was executed. It was the intention of the Board of Directors, however, not to grant the option but to set forth in the Employment Agreement the parameters of options that could be granted in the future to Mr. Lin, in the Board's discretion. The Amendment modifies paragraph
6.1 of the Employment Agreement to reflect the agreement of the Board of Directors and Mr. Lin as to the proposed option grants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT
EMPLOYEES

The following table sets forth certain information regarding the directors and executive officers of the Company.

NAME            AGE       POSITION
---------       ---       ---------------------------------------------------
Andy Lin         58       President, Chief Executive Officer, Chief Financial
                          Controller and Director

Shim Yang        46       Director

Catalina Chan    53       Director


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

BUSINESS EXPERIENCE

Andy Lin has served as President, Chief Executive Officer and Chief Financial Officer of the Company since June 2001 and as a director of the Company since October 1998. Mr. Lin co-founded the Company's predecessor, IML, in January 1998 and served as Vice President of the Company from the Merger, in October 1998 until June 2001. Prior to forming IML, he was the Vice President of China Business Resources from 1994 to 1998. Mr. Lin graduated from Tsinghua University in 1970 with a Bachelor degree and from the Chinese Academy of Sciences in 1981 with a Master of Science degree in computer science.

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

The Company believes that, with respect to its fiscal year ended June 30, 2004, none of the Company's directors and officers and none of the persons known to the Company to own more than 10% of the Company's common stock, were required to file beneficial ownership reports with the Securities and Exchange Commission and no such reports were filed.

ITEM 10.  EXECUTIVE COMPENSATION

For the 2004 fiscal year, all executive officers received their salaries from the Company and no bonus was paid to any executive officer. Executive officers include our current Chief Executive Officer and President, Andy Lin, our former Chief Executive Officer and President, Jun Liang, and Kam Fai Sun, our former Finance Manager.

The following table sets forth information concerning cash and non-cash compensation paid or accrued to our executive officers during the past three fiscal years:


                                                                                          LONG TERM COMPENSATION
                                                                     ------------------------------------------------------
                                          ANNUAL COMPENSATION               AWARDS                             PAYOUTS
                                   ----------------------------------------------------------------------------------------
                                                           OTHER      RESTRICTED                               ALL OTHER
                                                          ANNUAL     STOCK AWARDS   SECURITIES     LTIP       COMPENSATION
NAME AND PRINCIPAL                 SALARY      BONUS   COMPENSATION       ($)       UNDERLYING     PAYOUT        ($)
POSITION                  YEAR       ($)        ($)        ($)                      OPTIONS/SARS     ($)
------------------        ----     ------      -----    -----------  -------------  ------------   ------    -------------
Andy Lin,                 2004     81,196          0          0            0                0         0           0
CEO and                   2003    128,205(4)       0          0            0                0         0           0
President(1)              2002     76,923          0          0            0                0         0           0

Jun Liang                 2004          0          0          0            0                0         0           0
CEO, Chairman             2003          0          0          0            0                0         0           0
and President(2)          2002      5,769          0          0            0                0         0           0

Kam Fai Sun               2004          0          0          0            0                0         0           0
Finance Manager(3)
                          2003    102,564(5)       0          0            0                0         0           0
                          2002     19,231          0          0            0                0         0           0


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

DIRECTOR'S COMPENSATION

None of our directors received any compensation for his or her service as a director in the 2004 fiscal year.

The Company reimburses its directors for out-of-pocket expenses incurred on behalf of the Company.

OTHER COMPENSATION AND EMPLOYMENT ARRANGEMENTS

On March 12, 2004 we entered into an Employment Agreement with Andy Lin, our Chief Executive Officer and President. The effective date of the Employment Agreement is March 1, 2004. The term of the Employment Agreement is three years, and it may be automatically renewed. As compensation for his services, Mr. Lin will receive an annual salary of HK$700,000 (US$89,744). The Board of Directors may, in its discretion, grant an annual bonus to Mr. Lin. Pursuant to an amendment to the Employment Agreement that was entered into on October 5, 2004, the Board of Directors may also, in its discretion, grant options to Mr. Lin to purchase shares of our common stock. If any option is granted, the exercise price of the option is to be computed as the average of the closing price of the common stock for the five trading days prior to the date of grant or the average of the closing price of the common stock for the five trading days immediately preceding the last day of the Executive's service year.

The Company has adopted and the stockholders have approved the Intermost Corporation 2003 Equity Incentive Plan. The following discussion is qualified in its entirety by the terms and provisions of the Plan.

The Plan authorizes awards of options, awards of stock ("Stock Award") and the granting of bonus stock ("Stock Bonus"). Persons eligible to receive awards under the Plan include the Company's employees, officers and directors and its consultants, independent contractors and advisors. As of June 30, 2004, all of the Company's employees, officers and directors were eligible to receive awards under the Plan. The number of persons covered by the Plan may increase if we add additional employees (including officers) and directors. As of the date of this Annual Report, no awards have been granted from the Plan.

The Company's Board of Directors administers the Plan. For purposes of this discussion, the body administering the Plan will be referred to as the Administrator. The Administrator has the authority to determine, at its discretion, the number and type of awards that will be granted, the recipients of the awards, any exercise or purchase price required to be paid, when options may be exercised and the term of option grants. Awards under the Plan are not defined as to any group. The term of the Plan is 10 years from the date the Plan was adopted by the Board of Directors. We have reserved 20,000,000 shares of our common stock for awards to be made under the Plan.

The exercise price for stock options granted to officers and directors must be the fair market value of the common stock on the date of grant. The exercise price for stock options granted to eligible persons other than officers and directors may not be less than 85% of the fair market value of the common stock on the date of grant. The term of an option may not exceed 10 years.

A Stock Award is an offer by the Company to sell to an eligible person shares of common stock that may or may not be subject to restrictions. Stock Awards granted to officers and directors must be granted at the fair market value of the common stock on the date of the award. Stock Awards granted to eligible persons who are not officers or directors may not be granted at less than 85% of the fair market value of the common stock on the date of the award. Stock Awards may be subject to vesting conditions, as determined by the Administrator.

A Stock Bonus is a grant of shares that may be awarded to an eligible person. A Stock Bonus may be subject to vesting conditions, as determined by the Administrator. A Stock Bonus may be awarded for any reason determined by the Administrator, including, but not limited to, extraordinary services rendered to the Company by an eligible person, as an award for performance achieved by the Company or upon satisfaction of performance goals by the eligible person.

In the United States, a recipient will not recognize any taxable income at the time an option is granted. However, upon exercise of an option, the recipient will include in income as compensation an amount equal to the difference between the fair market value of the shares on the date of exercise and the recipient's exercise price. The included amount will be treated as ordinary income by the recipient and may be subject to withholding. Upon resale of the shares by the recipient, any subsequent appreciation or depreciation in the value of the shares will be treated as capital gain or loss. There is no tax consequence to the Company as a result of either the grant or the vesting of stock options.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

      The following table is furnished as of September 7, 2004, to indicate beneficial ownership of shares of the Company's common stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's common stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group.


      NAME AND ADDRESS OF                                          NUMBER OF SHARES
      BENEFICIAL OWNER (1)                                         BENEFICIALLY OWNED    PERCENT
      ------------------------------------------------------------ ------------------    -------
      Allied Point Limited (3).................................... 3,418,653   (2)          4.32%
      Jun Liang (3)............................................... 3,418,653   (2)          4.32%
      Andy Lin (3)................................................ 3,418,653   (2)          4.32%
      Andy Lin ................................................... 4,922,801   (5)          6.15%
      Shim Yang...................................................   350,000                   *%
      Catalina Chan (4)........................................... 1,000,000                1.26%
      Grand Grade International Ltd (4)........................... 1,000,000                1.26%

      All officers and directors as a group (3 persons)........... 9,691,454               11.73%


----------
*     Less than 1%.
(1) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares shown opposite the name of each person or group.
(2) Allied Point Limited is a corporation organized under the laws of the British Virgin Islands and is owned 50% by Jun Liang and 50% by Andy Lin. Therefore, Mr. Liang and Mr. Lin are deemed to be the beneficial owners of those shares.
(3) Address is 10th Floor, B10-07 Guomao Building, Renmin Rd.(South), Shenzhen, China 518014.
(4) Catalina Chan is director and shareholder of Grand Grade International Ltd. and may be deemed to be the beneficial owner of the share held by Grand Grade International Ltd.
(5) Includes an option for the purchase of 1,000,000 shares of common stock granted to Mr. Lin in conjunction with the execution of his employment agreement. The option was fully vested on the date of grant and is immediately exercisable.

Information relating to the Intermost Corporation 2003 Equity Incentive Plan can be found at Item 5 and Item 10 of this Annual Report.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended June 30, 2003 and 2004, Jun Liang, a director until February 2003, and Andy Lin, an officer, director and principal shareholder of the Company, advanced funds to the Company on an unsecured, non-interest bearing basis without pre-determined repayment terms. At June 30, 2003, the net balances owed to Mr. Liang and Mr. Lin were $80,487 and $51,071, respectively. At June 30, 2004, the net balances owed to Mr. Liang and Mr. Lin were $90,759 and $17,909, respectively.

During 2004 we issued 72,640 shares of our common stock, valued at approximately $14,528, to Shanghai Newray Business Development Co. Ltd., the owner of 24.5% of Shanghai Newray. These shares of common stock were issued to Shanghai Newray Business Development Co. Ltd. as a one-time finder's fee for introductions to certain accredited investors.

During 2003 we wrote off a debt of $8,742 that was owed to us by Corporate Conventions International Limited, a company controlled by our director, Mr. Shim Yang.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
-------     --------------------------------------------------------------------
2.1         Articles of Merger*
-------     --------------------------------------------------------------------
3.1         Articles of Incorporation*
-------     --------------------------------------------------------------------
3.2         Bylaws*
-------     --------------------------------------------------------------------
10.1        Employment Agreement, dated March 12, 2004, between Intermost
            Corporation and Andy Lin (2)
-------     --------------------------------------------------------------------
10.2        Amendment to Employment Agreement dated March 12, 2004 between
            Intermost Corporation and Andy Lin*
-------     --------------------------------------------------------------------
10.3        Cooperative Agreement re:formation of Jiayin E-Commerce joint venture (1)
-------     --------------------------------------------------------------------
10.4        Agreement Regarding Transfer of Properties on 38th Floor, Guomao
            Building (3)
-------     --------------------------------------------------------------------
10.5        Shareholding Transfer Agreement dated May 23, 2003 between IMOT
            Information Technology (Shenzhen) Ltd. and Shanghai Newray Business
            Development Co., Ltd.(4)
-------     --------------------------------------------------------------------
10.6        Share Transfer Agreement among IMOT Information Technology
            (Shenzhen) Ltd., Shenzhen Golden Anke Technology Co. Ltd., Intermost
            Corporation, Tu Guoshen and Li Zhiquan(5)
-------     --------------------------------------------------------------------
10.7        Sale and Purchase Agreement among IMOT Information Technology
            (Schenzhen) Ltd., Shanhai Fortune Venture Limited, North Shanghai
            Branch of Shanghai Technology Property Right Exchange Center and
            Intermost Corporation(6)
-------     --------------------------------------------------------------------
10.8        Distributorship Agreement dated November 28, 2002 between KanHan
            Technologies Limited and ChinaE.com Information Technology Ltd.(7)
-------     --------------------------------------------------------------------
10.9        Intermost Corporation 2003 Equity Incentive Plan(8)
-------     --------------------------------------------------------------------
16          Letter on Change in Certifying Accountant(9)
-------     --------------------------------------------------------------------
21          Significant Subsidiaries*
-------     --------------------------------------------------------------------
23          Consent of Independent Accountants*
-------     --------------------------------------------------------------------
31          Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
            and 15d-14(a)*
-------     --------------------------------------------------------------------
32          Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
-------     --------------------------------------------------------------------

----------
*     Filed herewith.

(1) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form 10-SB (Commission File No. 0-30430).
(2) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on March 25, 2004.
(3) Incorporated by reference to the respective exhibits filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.
(4) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on June 9, 2003.

(5) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on August 17, 2004.
(6) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on April 26, 2004.
(7) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on February 14, 2003.
(8) Incorporated by reference to the exhibit filed with the Registrant's Proxy Statement filed with the SEC on January 6, 2004.
(9) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on March 8, 2004.

(b)   Reports on Form 8-K

On March 8, 2004 the Registrant filed a Current Report relating to its change in certifying accountant.

On March 25, 2004 the Registrant filed a Current Report disclosing the Employment Agreement executed by Andy Lin on March 12, 2004.

On April 26, 2004 the Registrant filed a Current Report disclosing the Sale and Purchase Agreement entered into by IMOT Information Technology (Shenzhen) Ltd., Shanghai Fortune Venture Limited, North Shanghai Branch of Shanghai Technology Property Right Exchange Center and the Registrant.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2003 and June 30, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.


                              JUNE 30, 2004         JUNE 30, 2003
                              -------------         -------------

(i)       Audit Fees          $     196,000         $      74,750
(ii)      Audit Related Fees  $          --         $          --
(iii)     Tax Fees            $       6,500         $       8,000
(iv)      All Other Fees      $          --         $          --

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           INTERMOST CORPORATION



                                           By:  /s/ Andy Lin
                                             -----------------------------------
                                             Andy Lin
                                             President, Chief Executive Officer
                                             and Chief Financial Officer
Dated: October 13, 2004

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE               TITLE                                   DATE
---------------------   ------------------------------------    ----------------


/s/ Andy Lin            President, Chief Executive Officer,     October 13, 2004
---------------------   Chief Financial Officer and Director
Andy Lin


/s/ Shim Yang           Director                                October 13, 2004
---------------------
Shim Yang


/s/ Catalina Chan       Director                                October 13, 2004
---------------------
Catalina Chan

                              INTERMOST CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Page

Reports of Independent Registered Public Accounting Firms             F-1

Consolidated Balance Sheet as of June 30, 2004                        F-3

Consolidated Statements of Operations for the
Years Ended June 30, 2003 and 2004                                    F-4

Consolidated Statements of Stockholders' Equity for
the Years Ended June 30, 2003 and 2004                                F-5

Consolidated Statements of Cash Flows for
the Years Ended June 30, 2003 and 2004                                F-6

Notes to Consolidated Financial Statements                            F-7

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Intermost Corporation

We have audited the accompanying consolidated balance sheet of Intermost Corporation and subsidiaries (the "Company") as of June 30, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermost Corporation and subsidiaries as of June 30, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GROBSTEIN, HORWATH & COMPANY, LLP

Certified Public Accountants
Sherman Oaks, California
September 29, 2004

                         Report of Independent Auditors


To the Stockholders and the Board of Directors of Intermost Corporation

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Intermost Corporation (the "Company") and subsidiaries (the "Group") for the year ended June 30, 2003. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Group for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern. As discussed in Note 2 to the financial statements, the Group has suffered recurring losses from operations and has significant accumulated deficit. In addition, the Group has negative working capital and continues to experience negative cash flows from operations. All these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MOORES ROWLAND

Chartered Accountants
Certified Public Accountants
Hong Kong
September 25, 2003


                     Intermost Corporation and Subsidiaries
                           Consolidated Balance Sheet

                                                                        June 30, 2004
                                                                 ----------------------------
                                                                     Rmb              US$

Assets

Current assets:
Cash and cash equivalents                                           1,544,822         186,573
Accounts receivable                                                 3,052,336         368,640
Inventory                                                               6,000             724
Deposits, prepayments and other receivables                         4,503,799         543,937
                                                                 ------------    ------------

Total current assets                                                9,106,957       1,099,874

Investment in an associated company                                21,646,308       2,614,288
Plant and equipment, net                                              365,400          44,131
Goodwill                                                            4,568,552         551,758
                                                                 ------------    ------------

Total assets                                                       35,687,217       4,310,051
                                                                 ============    ============

Liabilities, Minority Interests and Stockholders' Equity

Current liabilities:
Accounts payable                                                    3,117,252         376,480
Accrued liabilities and other payables                              1,714,076         207,014
Customer deposits                                                     421,051          50,851
Deferred revenue                                                      286,357          34,584
Business taxes and government surcharges payable                       36,131           4,364
Due to a director                                                     148,283          17,909
                                                                 ------------    ------------

Total current liabilities                                           5,723,150         691,202
                                                                 ------------    ------------

Commitments

Minority interests                                                    940,072         113,535
                                                                 ------------    ------------

Stockholders' equity:
Preferred stock, par value of US$0.001 -
  Authorized - 5,000,000 shares
  Issued  and outstanding - None                                           --              --
Common stock, par value US$0.001 -
  Authorized - 500,000,000 shares
  Issued and outstanding - 67,017,406 shares                          554,938          67,021
  Reserved and to be issued - 200,000 shares                            1,656             200
Additional paid-in capital                                        102,521,781      12,381,858
Accumulated deficit                                               (74,023,484)     (8,940,034)
Accumulated other comprehensive loss                                  (30,896)         (3,731)
                                                                 ------------    ------------

Stockholders' equity                                               29,023,995       3,505,314
                                                                 ------------    ------------

Total liabilities, minority interests and stockholders' equity     35,687,217       4,310,051
                                                                 ============    ============

See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.


                     Intermost Corporation and Subsidiaries
                      Consolidated Statements of Operations

                                                                     Years Ended June 30,
                                                           -----------------------------------------
                                                              2003                  2004
                                                           -----------    --------------------------
                                                               Rmb           Rmb              US$

Net revenues                                                 3,695,075     15,130,727      1,827,382
Cost of revenues                                            (3,037,972)   (12,140,249)    (1,466,213)
                                                           -----------    -----------    -----------

Gross profit                                                   657,103      2,990,478        361,169
                                                           -----------    -----------    -----------

Costs and expenses:
Selling, general and administrative expenses                 9,015,113     10,074,773      1,216,760
(Gain) loss on disposal of fixed assets                         51,784        (44,345)        (5,356)
Impairment of fixed assets                                   1,360,000             --             --
Impairment of software license                                      --        258,750         31,250
Write-back of welfare provisions                              (738,578)            --             --
                                                           -----------    -----------    -----------

Total costs and expenses                                     9,688,319     10,289,178      1,242,654
                                                           -----------    -----------    -----------

Loss from operations                                        (9,031,216)    (7,298,700)      (881,485)
                                                           -----------    -----------    -----------

Other income (expense):
Interest income                                                  2,105         14,937          1,804
Other income (expense), net                                    173,474        (19,021)        (2,297)
                                                           -----------    -----------    -----------

Total other income (expense)                                   175,579         (4,084)          (493)
                                                           -----------    -----------    -----------

Loss before income taxes, minority interests and equity
    in earnings of an associated company                    (8,855,637)    (7,302,784)      (881,978)

Income taxes                                                        --        (56,860)        (6,867)
                                                           -----------    -----------    -----------

Loss before minority interests and equity in earnings of
    an associated company                                   (8,855,637)    (7,359,644)      (888,845)

Minority interests                                             (76,972)      (527,516)       (63,710)
                                                           -----------    -----------    -----------

Loss before equity in earnings of an associated company     (8,932,609)    (7,887,160)      (952,555)

Equity in earnings of an associated company                         --      1,174,308        141,824
                                                           -----------    -----------    -----------

Net loss                                                    (8,932,609)    (6,712,852)      (810,731)
                                                           ===========    ===========    ===========


Net loss per common share - basic and diluted                    (0.25)         (0.12)         (0.01)
                                                           ===========    ===========    ===========

Weighted average number of common shares outstanding -
    basic and diluted                                       35,161,599     57,105,734     57,105,734
                                                           ===========    ===========    ===========


See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.


                     Intermost Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                       Years Ended June 30, 2003 and 2004

                                        Common Stock
                            -----------------------------------------
                                                    Reserved and
                                  Issued            to be Issued
                            ------------------   --------------------
                                                                                                  Accumulated
                               Number                                   Additional                   Other
                                 of                 Number               Paid-In    Accumulated  Comprehensive
                               Shares    Amount   of Shares   Amount     Capital      Deficit         Loss     Stockholders' Equity
                             ---------- -------- ---------- --------   ----------    ----------  ----------   ---------------------
                                          Rmb                  Rmb        Rmb          Rmb           Rmb          Rmb          US$

Balance as
 of June 30, 2002            33,120,481  274,279  2,000,000   16,560   62,085,259   (58,378,023)    (30,896)   3,967,179    479,128
Issuance of common stock
 for services rendered        1,027,318    8,505         --       --      248,176            --          --      256,681     31,000
Issuance of common stock
 to a director for partial
 settlement of balance due    2,213,401   18,326         --       --    1,064,033            --          --    1,082,359    130,720
Issuance of common stock
 to employee as compensation  3,870,800   32,048         --       --      964,959            --          --      997,007    120,411
Issuance of common stock
 for settlement of creditors,
 net of issuance cost         2,014,066   16,676 (2,000,000) (16,560)        (116)           --          --           --         --
Issuance of common
 stock for acquisition        4,000,000   33,120         --       --    4,272,480            --          --    4,305,600    520,000
Common stock reserved and
 to be issued for
 services rendered                   --       --  3,820,000   31,630    2,000,282            --          --    2,031,912    245,400
Net loss                             --       --         --       --           --    (8,932,609)         --   (8,932,609)(1,078,818)
                             ---------- -------- ---------- --------   ----------    ----------  ----------   ---------- ----------
Balance as of June 30, 2003  46,246,066  382,954  3,820,000   31,630   70,635,073   (67,310,632)    (30,896)   3,708,129    447,841

Issuance of common stock
 for services rendered        4,717,640   39,060 (3,820,000) (31,630)   1,979,770            --          --    1,987,200    240,000
Issuance of common stock
 for private placement        6,053,700   50,124         --       --    9,639,154            --          --    9,689,278  1,170,204
Issuance of common
 stock for acquisition       10,000,000   82,800         --       --   19,789,200            --          --   19,872,000  2,400,000
Common stock reserved and
 to be issued for
 services rendered                   --       --    200,000    1,656      478,584            --          --      480,240     58,000
Net loss                             --       --         --       --           --    (6,712,852)         --   (6,712,852)  (810,731)
                             ---------- -------- ---------- --------   ----------    ----------  ----------   ---------- ----------
Balance as of
 June 30, 2004 (Rmb)         67,017,406  554,938    200,000    1,656  102,521,781   (74,023,484)    (30,896)  29,023,995         --
                             ========== ======== ========== ========   ==========    ==========  ==========   ========== ==========
Balance as of
 June 30, 2004 (US$)         67,017,406   67,021    200,000      200   12,381,858    (8,940,034)     (3,731)   3,505,314  3,505,314
                             ========== ======== ========== ========   ==========    ==========  ==========   ========== ==========


See accompanying report of indent registered public accounting firm and notes to consolidated financial statements.


                     Intermost Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                        Years Ended June 30,
                                                                              ------------------------------------------
                                                                                 2003                   2004
                                                                              -----------    ---------------------------
                                                                                  Rmb            Rmb             US$

Cash flows from operating activities:
Net loss                                                                       (8,932,609)    (6,712,852)      (810,731)
Adjustments to reconcile net loss to net cash used in operating activities:
    Issuance of common stock in exchange for services                           1,253,688      1,987,200        240,000
    Common stock reserved and to be issued in exchange for services             1,713,960        480,240         58,000
    Bad debt written off and provision for doubtful debt:
       Other receivables                                                          254,753             --             --
       Due from a related company                                                  72,345             --             --
    Amortization of computer software held for sale                               362,250        621,000         75,000
    Write-back of welfare provisions                                             (738,578)            --             --
    (Gain) loss on disposal of fixed assets                                        51,784        (44,345)        (5,356)
    Impairment of fixed assets                                                  1,360,000             --             --
    Impairment of software license                                                     --        258,750         31,250
    Depreciation of plant and equipment                                           506,076        378,337         45,693
    Minority interests                                                             76,972        527,516         63,710
    Equity in earnings of an associated company                                        --     (1,174,308)      (141,824)
Changes in operating assets and liabilities:
      (Increase) decrease in -
    Accounts receivable                                                          (733,478)    (1,660,217)      (200,509)
    Costs and estimated earnings in excess billings                               150,170             --             --
    Deposits, prepayments and other receivables                                    (5,970)    (1,380,613)      (166,741)
    Inventory                                                                    (729,772)       361,522         43,662
    Computer software held for sale                                              (879,750)            --             --
      Increase (decrease) in -
    Accrued liabilities and other payables                                         61,201       (532,577)       (64,321)
    Accounts payable                                                            2,958,920        158,332         19,122
    Deferred revenue                                                             (146,534)           357             43
    Customer deposits                                                             472,664        (51,613)        (6,233)
    Business taxes and government surcharges payable                              (31,125)        12,638          1,526
                                                                              -----------    -----------    -----------
Net cash used in operating activities                                          (2,903,033)    (6,770,633)      (817,709)
                                                                              -----------    -----------    -----------

Cash flows from investing activities:
Additions to plant and equipment                                                  (25,690)      (213,336)       (25,765)
Acquisition of investment in an associated company                                     --       (600,000)       (72,464)
Proceeds on disposal of plant and equipment                                           100        870,000        105,072
Acquisition, net of cash acquired                                                 300,000             --             --
                                                                              -----------    -----------    -----------

Net cash provided by investing activities                                         274,410         56,664          6,843
                                                                              -----------    -----------    -----------

Cash flows from financing activities:
Cash received from issuance of common stock in prior year                       2,523,743             --             --
Advances from (repayments to) directors/former directors                          313,726       (274,588)       (33,163)
Net proceeds from issuance of common stock                                             --      7,880,926        951,803
                                                                              -----------    -----------    -----------

Net cash provided by financing activities                                       2,837,469      7,606,338        918,640
                                                                              -----------    -----------    -----------
Cash and cash equivalents:
Net increase                                                                      208,846        892,369        107,774
Balance at beginning of year                                                      443,607        652,453         78,799
                                                                              -----------    -----------    -----------

Balance at end of year                                                            652,453      1,544,822        186,573
                                                                              ===========    ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid for -
    Interest                                                                           --             --             --
    Income taxes                                                                       --         73,019          8,819
                                                                              ===========    ===========    ===========

Non-cash investing and financing activities:
Issuance of common stock in exchange for services                               1,253,688      1,987,200        240,000
Issuance of common stock in settlement of
 balance due to a director and creditors                                        1,082,359             --             --
Issuance of common stock for acquisitions                                       4,305,600     19,872,000      2,400,000
Common stock reserved and to be issued in exchange for services                 2,031,912        480,240         58,000
                                                                              ===========    ===========    ===========


See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.

                     Intermost Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements


1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

      Intermost Corporation (hereinafter referred to as the "Company", including its subsidiaries and associated companies, when the context so requires) was originally incorporated in the State of Utah on March 6, 1985 under the name Utility Communications International, Inc. The Company changed its name from Utility Communications International, Inc. to Intermost Corporation on October 23, 1998. In February 2003, the Company redomiciled from the State of Utah to the State of Wyoming.

      On October 23, 1998, the Company acquired a 100% interest in Intermost Limited ("IL"), a company incorporated in the British Virgin Islands, by issuing 4,970,000 shares of its common stock with a par value of US$0.001 per share (after the redenomination of par value and a stock split) to the shareholders of IL.

      The acquisition of IL by the Company was treated as a reverse  acquisition
      since  IL  was  the  continuing   entity  as  a  result  of  the  exchange
      reorganization.

      The Company is engaged in providing, directly and through its subsidiaries and associated companies, business portal and e-commerce solutions, consulting services, the development of software, and the sale of photographic equipment in the People's Republic of China (the "PRC" or "China"), including Hong Kong. Segment information is provided at Note 16. The Company's fiscal year-end is June 30.

      The Company's subsidiaries and affiliated companies and their principal activities as of June 30, 2004 are summarized as follows:


                                                                        Percentage of
                                                        Place of       Equity Interest
                                                      Incorporation     Attributable to
                           Name                      or Organization     the Company         Principal Activities
        ---------------------------------------     ------------------ ----------------- ------------------------------

        Intermost Limited ("IL")                       British Virgin              100%             Investment holding
                                                              Islands

        China E.com Information Technology Ltd.                   PRC              100%            Business portal and
          ("CECITL")*                                                                             e-commerce solutions

        IMOT Information Technology (Shenzhen)                    PRC              100%     Sales of computer software
          Ltd. ("IITSL")*                                                                       and investment holding

        Intermost (H.K.) Limited ("IHKL")                   Hong Kong              100%                       Inactive

        Shenzhen Bank Union & Jiayin E-commerce                   PRC             55.3%                       Inactive
          Company Ltd. ("SBUJE")**

        Intermost Focus Advertising Company Ltd.                  PRC               90%                       Inactive
          ("IFACL")**

        Shanghai Newray Photographic Equipment                    PRC               51%          Sales of photographic
          Co., Ltd. ("SNPE")**                                                                   equipment, management
                                                                                            services, and operation of
                                                                                                photo processing chain

        Shanghai Fortune Venture Ltd. ("SFVL")***                 PRC               25%    Private equity exchange and
                                                                                                    investment holding


      * CECITL and IITSL are wholly foreign owned enterprises established in the PRC to be operated for a period of 10 years until 2008.

      ** SBUJE, IFACL and SNPE are equity joint ventures established in the PRC to be operated for a period of 10 years until 2009, 2010 and 2013, respectively. They are subsidiaries of the Company and their operations are consolidated into the Company's financial statements.

      *** SFVL is an equity joint venture established in the PRC to operate for a period of 10 years until 2012. It is an associated company of the Company and is accounted for under the equity method of accounting.

      The Company owns certain of its subsidiaries through trusts that were created by a Declaration of Trust executed by Huang Liqiong and Jun Liang in February 2000. The trusts were created by, and therefore are revocable by, IL. Accordingly, IL consolidates the operations of CECITL since it is the beneficial owner of a majority of the outstanding interests and, through its ability to revoke the trusts, retains control of these interests.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, of which the Company has the ability to exercise control and direct operations and the minority interests do not possess participatory rights. All material intercompany balances and transactions have been eliminated on consolidation.

      Going Concern - As shown in the accompanying consolidated financial statements, the Company incurred a net loss of Rmb6,712,852 for the year ended June 30, 2004 and has an accumulated deficit of Rmb74,023,484 as of June 30, 2004. The Company also continues to experience negative cash flows from operations. The Company will be required to raise additional capital to fund its operations, and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Subsequent to June 30, 2004, the Company plans to strengthen its core business, control its overall expenditures, improve the efficiency of its operations and continue its efforts to expand by acquiring other business opportunities. The Company may also attempt to raise additional capital. However, there can be no assurances that the Company will be successful in this regard.

      Cash and Cash Equivalents - The Company considers all cash and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      Accounts Receivable - In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance (see Note 5).

      Associated Company - An associated company is a business enterprise in which the Company owns between 20% and 50% of the equity capital, and does not have direct or indirect or joint control, and therefore, has only limited ability to participate in financial and operating policy decisions.

      The Company's investment in associated companies are accounted for under the equity method of accounting, whereby the investment is initially recorded at cost and the carrying amount is adjusted thereafter for the post acquisition change in the Company's share of the associated company's results of operations.

      Plant and Equipment - Plant and equipment are recorded at cost. Major renewals and improvements are capitalized; minor repairs and maintenance expenditures are charged to expense as incurred. The cost and related accumulated depreciation applicable to equipment sold or no longer in service is eliminated from the accounts and any gain or loss is included in the statement of operations.

      Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets at the following annual rates:

                    Buildings                                20 years
                    Computer equipment                       3 years
                    Motor vehicles                           5 years
                    Furniture and office equipment           5 years

      Inventory - Inventory consists of finished goods and is valued at the lower of cost or market using the weighted average cost method of accounting. As of June 30, 2004, inventories were comprised of photographic equipment and office automation software.

      Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

      Computer Software Held for Sale - The Company accounts for software costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Computer software held for sale represents the purchase price of software licenses acquired during the year ended June 30, 2003 and is being amortized over the estimated economic life of 2 years. For the year ended June 30, 2004, the Company recorded amortization of Rmb621,000. During the year ended June 30, 2004, the Company also determined that the asset had been impaired, as a result of which the Company recorded an asset impairment charge of Rmb258,750 during such period to reduce the carrying value of the asset to zero at June 30, 2004.

      Impairment of Long-Lived Assets - Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The recoverability of long-lived assets is assessed by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company's average cost of capital.

      Goodwill is evaluated, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using the discounted cash flows approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

      Revenue Recognition - The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with, and collectibility is probable.

      Revenue from the sale of photographic equipment is recognized from the sale of photographic equipment represents the invoiced value of the goods supplied to customers. Revenues are recognized upon delivery of goods and passage of title to customers.

      Revenue from web-site development contracts is recognized based on the terms of the contract. The Company uses either the percentage of completion or the completed contract methods to recognize such revenue. Contracts that are short-term in nature and require acceptance by the customer pursuant to the respective contracts are accounted for under the completed contract method. If the contract does not contain provisions for contractual acceptance by the customer, the Company uses the percentage of completion method to recognize revenues. Under the percentage of completion method, revenues from web-site development contract are recognized using milestones as a measure of progress towards completion. Revenues are allocated to the elements of the contract based on the fair values of the elements. Provisions for estimated contract losses are recognized in the year the loss becomes probable and can be reasonably estimated. The asset, costs and estimated earnings in excess of billings represent revenues recognized in excess of amounts billed.

      Revenue from maintenance contracts is recognized on a straight-line basis over the term of the maintenance contract, generally twelve months. The unearned portion of maintenance revenue is classified as deferred revenue and amortized over the life of the contract.

      Cost of Revenues - Cost of revenues includes the cost of the direct labor force, sub-contract fees, costs of systems sales and integration, depreciation and amortization, and other similar costs, including travel, employee welfare, office and related expenses allocable to the engineering and technical staff.

      Income Taxes - Income taxes are provided under the provisions of SFAS No. 109, which requires recognition of the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards under the liability method. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its deferred tax assets as of June 30, 2004 due to the uncertainty of the realizability of those assets.

      Operating Leases - Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable and receivable under operating leases are recorded in the statement of operations on a straight-line basis over the lease terms. Lease incentives received are recognized in the statement of operations as an integral part of the net consideration agreed for the use of the leased asset.

      Comprehensive Income (Loss) - The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires the disclosure of comprehensive income, which includes net income (loss), unrealized gains and losses on marketable securities classified as available-for-sale, and foreign currency translation adjustments. Total comprehensive loss for the years ended June 30, 2003 and 2004 consisted of the net loss for the respective years. As of June 30, 2004, accumulated other comprehensive loss was comprised of foreign currency translation adjustments.

      Stock-Based Compensation - The Company may periodically issue shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price of the shares on the transaction date.

      The Company may periodically issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

      The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value method of accounting for stock-based compensation plans.

      The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per share had the fair value of the stock options been recorded in the financial statements. SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options issued to employees. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options will be measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock.

      In accordance with SFAS No. 123, the cost of stock options and warrants issued to non-employees is measured at the grant date based on the fair value of the award. The fair value of the stock-based award is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

      Pro Forma Financial Disclosure - In accordance with SFAS No. 123, the Company will provide footnote disclosure with respect to stock-based employee compensation. The value of a stock-based award will be determined using the Black-Scholes option-pricing model, whereby compensation cost is the fair value of the award as determined by the pricing model at the grant date or other measurement date. The resulting amount will be charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period. Stock options issued to non-employee directors at fair market value will be accounted for under the intrinsic value method.

      The Company did not have any stock options outstanding during the years ended June 30, 2003 and 2004. Accordingly, no pro forma financial disclosure is provided herein.

      Foreign Currency Translation - The Company maintains its books and records in Renminbi ("Rmb"), the currency of the PRC. The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb8.28 to US$1.00.

      The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss.

      Transactions in currencies other than functional currencies during the year are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. Exchange gains and losses were not significant for the years ended June 30, 2003 and 2004.

      The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on June 30, 2004 of US$1.00 = Rmb8.28. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

      Loss per Common Share - Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the years ended June 30, 2003 and 2004. Accordingly, basic and diluted loss per common share is the same for the years ended June 30, 2003 and 2004.

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include provisions for doubtful accounts, sales returns and allowances, long-lived assets and deferred income taxes. Actual results could differ from those estimates.

      Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes cash and cash equivalents, accounts receivable and accounts payable, approximates their carrying value in the financial statements due to the short-term nature of these financial instruments..

      Recent Accounting Pronouncements - In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting
      Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company's financial statement presentation or disclosures.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a significant effect on the Company's financial statement presentation or disclosures.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company implemented the disclosure provisions and the measurement and recording provisions of FIN 45 effective on December 31, 2002. The implementation of the provisions of FIN 45 did not have a significant effect on the Company's financial statement presentation or disclosures.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R") that replaced the original FIN 46. FIN 46R requires identification of a company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46R. The implementation of the provisions of FIN 46R in 2003 did not have a significant effect on the Company's financial statement presentation or disclosures.

      In May 2003, the Emerging Issues Task Force ("EITF") finalized EITF 00-21 "Revenue Arrangements with Multiple Deliverables". EITF 00-21 addresses the accounting for multiple element revenue arrangements, which involve more than one deliverable or unit of accounting in circumstances where the delivery of those units takes place in different accounting periods. EITF 00-21 requires disclosures of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. The accounting and reporting requirements are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant effect on the Company's financial statement presentation or disclosures.

      In December 2003, the FASB issued SFAS No. 132 (Revised), "Employer's Disclosure About Pensions and Other Postretirement Benefits". SFAS No. 132 (Revised) retains the original disclosure requirements in SFAS 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. SFAS No. 132 (Revised) is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. The Company currently does not have any broad-based pension or postretirement benefit plans which require disclosure. Accordingly, the adoption of SFAS No. 132 (Revised) did not have a significant effect on the Company's financial statement presentation or disclosures.

      In July and December 2003, the EITF published EITF Issue 03-9, "Interaction of Paragraphs 11 and 12 of FASB Statement No. 142 Regarding Determination of the Useful Life and Amortization of an Intangible Asset" ("EITF 03-9"). EITF 03-9 provides guidance in determining whether or not an intangible asset has an indefinite useful life and, if not, the appropriate useful life for the intangible asset.

3.    CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

      Country Risk:

      The Company is subject to the consideration and risks of operating in the PRC. These include risks associated with the political and economic environment, foreign currency exchange and the legal system in the PRC.

      The economy of PRC differs significantly from the economies of the "western" industrialized nations in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the PRC government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC government to control inflation have significantly restrained economic expansion in the recent past. Similar actions by the PRC government in the future could have a significant adverse effect on economic conditions in PRC.

      Many laws and regulations dealing with economic matters in general and foreign investment in particular have been enacted in the PRC. However, the PRC still does not have a comprehensive system of laws, and enforcement of existing laws may be uncertain and sporadic.

      The Company's primary sources of revenues and cash flows are derived from its business operations in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

      As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures such as the leverage of exchange rate, it remains possible for the PRC government to exert significant influence on the PRC economy.

      The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are maintained with government-owned banks in the PRC with high credit ratings. Accordingly, the Company believes that no significant credit risk exists.

      The Company's business activity is with customers in the PRC, and the customer base is not concentrated.

      Any devaluation of the Renminbi ("Rmb") against the United States dollar would consequently have adverse effects on the Company's financial performance and asset values when measured in terms of the United States dollar. Should the Rmb significantly devalue against the United States dollar, such devaluation could have a material adverse effect on the Company's earnings and the foreign currency equivalent of such earnings.

      On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate"). No representation is made that the Rmb amounts have been, or could be, converted into US$ at that rate. This quotation of exchange rates does not imply free convertibility of Rmb to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

      Industry Risk:

      The Company operates in business segments which are characterized by rapid technological advances, changes in customer requirements, and evolving regulatory requirements and industry standards. Any failure by the Company to anticipate or to respond adequately to technological changes in its industry segments, changes in customer requirements or changes in regulatory requirements or industry standards, could have a material adverse effect on the Company's business and operating results.

4.    SHANGHAI FORTUNE VENTURE LTD.

      On April 12, 2004, the Company completed the acquisition of a 25% interest in Shanghai Fortune Venture Ltd. ("SFVL"), a company incorporated in Shanghai, PRC.

      The total purchase price of Rmb20,472,000 consisted of Rmb19,872,000 in the form of 10,000,000 shares of the Company's common stock and Rmb600,000 of cash consideration. The value of the common stock issued was based on the market value of the common stock at the completion date. The acquisition agreement contains a provision that for the five years subsequent to the completion of this transaction, the profit to be distributed to the Company shall not be less than US$420,000 per annum. If SFVL cannot achieve this target in the first year, the Company will be entitled to demand that SFVL to return a portion of 10,000,000 shares to the Company.

      The Company's investment in SFVL at June 30, 2004 was as follows:

                                                           Rmb             US$

        Cash consideration paid                        600,000          72,464
        10,000,000 shares of the Company's common
         stock valued at $0.24 per share            19,872,000       2,400,000
                                                  ------------    ------------

        Total consideration paid                    20,472,000       2,472,464

        25% of net income of SFVL for the period
         from April 13, 2004 to June 30, 2004        1,174,308         141,824
                                                  ------------    ------------

        Total                                       21,646,308       2,614,288
                                                  ============    ============

      Since December 6, 2002, SFVL has been an official registered member of the Shanghai Technology Exchange (the "STE") and was entitled to conduct exchange business with the STE. The STE was the major entity in the Shanghai Equity Exchange Market. SFVL had the exclusive right to manage and operate the North Shanghai Branch (the "NSB") of the STE. The NSB had the right to conduct the same exchange business as STE and share 80% of the profits with the STE.

      SFVL was also a founder and major participant in the Yangtze River Delta Equity Exchange Market Place (the "YRDE"). The YRDE included more than 14 major exchanges in Shanghai and the surrounding cities and was the largest equity exchange market place in China.

      However, in December 2003, the STE and another exchange were merged into the Shanghai United Assets and Equity Exchange (the "SUAEE"). The SUAEE is a non-profit government-sponsored organization.

      As a result of the merger of the STE, although SFVL continues to maintain its membership, it is currently unclear how the NSB and the YRDE will conduct business going forward, and how SFVL will participate in the equity exchange markets, as a result of the pending issuance of final regulations by the local PRC government which is expected to occur by December 31, 2004.

      Summarized financial information for SFVL is presented below.

                  Shanghai Fortune Venture Ltd. and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                  June 30, 2004
                                             -----------------------
                                                 Rmb          US$

       Assets

Current assets                               50,610,183    6,112,341
Equipment, net                                   63,028        7,612
Intangible assets, net                          170,000       20,531
Investments                                   1,350,000      163,044
                                             ----------   ----------

Total assets                                 52,193,211    6,303,528
                                             ==========   ==========

Liabilities and Stockholders' Equity

Current liabilities                          37,806,286    4,565,977
Minority interest                               626,753       75,695
Stockholders' equity                         13,760,172    1,661,856
                                             ----------   ----------

Total liabilities and stockholders' equity   52,193,211    6,303,528
                                             ==========   ==========

                  Shanghai Fortune Venture Ltd. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statement of Operations


                               Period From April 12, 2004
                                    to June 30, 2004
                               --------------------------
                                   Rmb           US$

Net revenues                    46,358,830      5,598,893

Cost of sales                   40,379,921      4,876,802
Operating costs and expenses       760,794         91,883
Other income                       (12,526)        (1,513)
Minority interest                  533,410         64,422
                               -----------    -----------

Net income                       4,697,231        567,299
                               ===========    ===========

      Shanghai Fortune Venture Ltd.'s operating subsidiary is exempt from PRC enterprise income taxes through December 31, 2004 due to a one year tax holiday. Beginning January 1, 2005, Shanghai Fortune Venture Ltd.'s PRC enterprise income tax rate will be 33%.


5.    ACCOUNTS RECEIVABLE

      Accounts receivable are summarized as follows:

                                             June 30, 2004
                                         ---------------------
                                            Rmb         US$

Accounts receivable                      3,052,336     368,640

Less:  Allowance for doubtful accounts          --          --
                                         ---------   ---------

                                         3,052,336     368,640
                                         =========   =========


      There was no activity in the Company's allowance for doubtful accounts during the year ended June 30, 2004.

6.    DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

      Deposits, prepayments and other receivables are summarized as follows:

                                                         June 30, 2004
                                                     ---------------------
                                                        Rmb          US$

Rental and utilities deposits                           67,538       8,157
Advance to employees                                    34,061       4,114
Prepaid expenses                                        78,385       9,467
Subscription money held in escrow account (a)        1,808,352     218,400
Court deposit for legal proceeding (b)                 535,000      64,613
Deposit on investment in an associated company (c)   1,000,000     120,773
Due from minority stockholders (d)                     245,000      29,589
Other loans (e)                                        730,200      88,188
Other                                                    5,263         636
                                                     ---------   ---------

                                                     4,503,799     543,937
                                                     =========   =========

      (a) Subscription money held in escrow account was fully repaid to the Company in September 2004.

      (b) During September 2000, the Company entered into an agreement to acquire 58.3% of the outstanding shares of J.R. Hi-Tech Investment Corporation ("JRHIC") from its two stockholders. JRHIC's main investment via a holding company was a 90% ownership of Shenzhen China Websecurity.com, a Chinese-foreign equity joint venture established in the PRC, which engaged in providing internet security services, systems integration and software development services. Based on the terms of the agreement, the consideration to be paid was Rmb1,500,000 in cash and 510,300 shares of common stock of the Company valued at Rmb10,974,001 or US$2.60 per share. As of June 30, 2001, the Company had paid Rmb1,500,000 in cash, but had not issued the 510,300 shares of common stock, nor had it received the transfer of shares from the stockholders of JRHIC. The
      Company is in the process of commencing legal action to terminate the agreement and attempt to recover Rmb1,500,000. Due to the uncertainty of any recovery from the stockholders of JRHIC, the Company provided a valuation allowance on the full amount of this receivable as a bad debt expense in the year ended June 30, 2001. During the year ended June 30, 2002, the Company paid Rmb535,000 to the Court and an Injunction Order was granted against the Defendants to freeze bank accounts held in the name of the Defendants until a conclusion or further order from the Court was obtained. The Company intends to proceed to trial with this matter.

      (c) Deposit on investment in an associated company of Zenith Technology Ltd. ("Zenith") from Mr. Xie Wei, the major stockholder of Zenith. The acquisition is currently pending, subject to government approval (see Note
      17).

      (d) The amount receivable from the minority stockholders of Shanghai Newray Photographic Equipment Co., Ltd. of Rmb245,000 is unsecured, non-interest bearing, and due and payable during the year ending June 30, 2005.

      (e) At June 30, 2004, the Company had advanced Rmb475,200 to Metrolink Holdings Limited, which is controlled by a shareholder of the Company, as a deposit for a potential project (which was repaid in September 2004) and Rmb255,000 to Mr. Zhu Wei, the former holder of a 51% interest in Shanghai Newray Photograpic Equipment Co., Ltd. which is unsecured, non-interest bearing, and due and payable during the year ending June 30, 2005.

7.    GOODWILL

      On May 29, 2003, the Company completed the acquisition of a 51% interest in Shanghai Newray Photographic Equipment Co., Ltd. ("SNPE"), a company incorporated in Shanghai, PRC. SNPE had no operations prior to the acquisition and had no assets and liabilities other than cash balances. Subsequent to the acquisition, staff with expertise in the photographic business in Shanghai was recruited and SNPE commenced business operations, including (1) providing management services for photographic distribution outlets on behalf of the vendor, (2) sales of photographic equipment, and
      (3) joint operation of new photographic distribution outlets with the minority interest holder. The acquisition provided the Company with a presence in the digital imaging business. The Company also expects to assist SNPE in developing its digital imaging platform for photo processing and other related business, which may provide further expansion into other parts of the PRC. These factors contributed to a purchase price in excess of the fair market value of SNPE's net tangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

      The total purchase price of Rmb4,823,552 consisted of 4,000,000 shares of the Company's common stock valued at Rmb4,305,600 (US$0.13 per share) and Rmb200,000 (US$24,155) in cash consideration, and commission expenses of
      Rmb317,952 (US$38,400) paid to an unrelated advisor. The value of the common stock issued was based on the market value of the common stock at the completion date of the acquisition. The acquisition agreement specifies that should SNPE be unable to attain an annual turnover of Rmb20,000,000 and an annual net profit of Rmb2,000,000 within 3 years from the completion date, the minority interest partner has the option of paying a penalty of Rmb1,000,000 to the Company or returning all of the 4,000,000 shares of the Company's common stock.

      The  allocation  of  the  purchase  price  to  the  assets   acquired  and
      liabilities assumed based on the fair value of SNPE was as follows:

                                                            Rmb          US$
        Cash acquired                                   500,000       60,386
        Goodwill                                      4,568,552      551,758
        Minority interest                              (245,000)     (29,589)
                                                    -----------   ----------

        Total                                         4,823,552      582,555
                                                    ===========   ==========

      Prior to the acquisition by the Company, SNPE had no operations since it was incorporated on April 3, 2003. Accordingly, no pro forma financial information is presented. The results of operations of SNPE have been included in the Company's consolidated financial statements since the completion of the acquisition on May 29, 2003.

      Goodwill of Rmb4,568,552 represented the excess of the purchase price over the fair value of the net tangible assets acquired. The goodwill has been included in the photographic business segment.

      Goodwill is summarized as follows:


                                                          Rmb          US$


Goodwill acquired in SNPE transaction on May 29, 2003   4,568,552     551,758
                                                        ---------   ---------

Balance, June 30, 2003                                  4,568,552     551,758
                                                        ---------   ---------

Balance, June 30, 2004                                  4,568,552     551,758
                                                        =========   =========


8.    Plant and Equipment

      Plant and equipment is summarized as follows:

                                        June 30, 2004
                                  ------------------------
                                     Rmb            US$

Plant and equipment, at cost:
Computer equipment                   931,061       112,447
Furniture and office equipment       402,259        48,582
Motor vehicles                       532,470        64,308
                                  ----------    ----------

Total                              1,865,790       225,337
Less:  Accumulated depreciation   (1,500,390)     (181,206)
                                  ----------    ----------

                                     365,400        44,131
                                  ==========    ==========

      On June 18, 2003, the Company entered into an agreement to dispose of its building, with a cost of Rmb2,790,204 (US$336,981) and related accumulated depreciation of Rmb488,289 (US$58,972), for Rmb940,000 (US$113,527), as a
      result of which the Company recorded an impairment charge of Rmb1,360,000 (US$164,251) for the year ended June 30, 2003. The Company completed the disposal of the building in April 2004.

      Depreciation expense was Rmb506,076 (US$61,120) and Rmb378,337 (US$45,693) for the years ended June 30, 2003 and 2004, respectively.

9.    Accrued liabilities and Other Payables

      Accrued liabilities and other payables are summarized as follows:

                                             June 30, 2004
                                         ---------------------
                                            Rmb          US$
Accrued operating expenses
    Wages and bonus                        151,441      18,290
    Consultancy fees                       240,464      29,041
    Legal and professional fees            350,062      42,278
Other                                      220,626      26,646
Due to a former director (see Note 15)     751,483      90,759
                                         ---------   ---------

                                         1,714,076     207,014
                                         =========   =========

10.   WRITE-BACK OF WELFARE PROVISIONS

      During the year ended June 30, 2003, the Company recorded a write-back of welfare provisions representing the amount of the provision for welfare made in previous years. The Company made a provision for employee welfare in years prior to 2003 based on staff salaries. However, the Company did not pay out such amounts due to the Company's poor operating performance in recent years. As the Company has reduced its manpower and does not expect to provide any other welfare payments to existing and new staff (except for mandatory welfare as required by local law or employment contracts), the previously recorded estimate was reduced during the year ended June 30, 2003.

11.   INCOME TAXES

      The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate. The Company is subject to the United States federal tax at a rate of 35%. IL was incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, is exempted from payment of the British Virgin Islands income taxes. The subsidiaries (IITSL, CECITL, SBUJE and IFACL) established in the PRC are subject to PRC enterprise income taxes at a rate of 15%. SNPE is subject to a special PRC enterprise income tax at a rate 0.5% of turnover. IHKL is subject to Hong Kong profits tax at a rate of 17.5%. As of June 30, 2003 and 2004, all subsidiary companies except SNPE were in a tax loss position.

      The reconciliation of the United States federal income tax rate to the effective income tax rate based on loss before income taxes stated in the consolidated statements of operations is as follows:

                                                                                        Years Ended June 30,
                                                                              -----------------------------------------
                                                                                         2004                   2003
                                                                                            %                      %

         United States federal income tax rate                                             35                     35
         Effect of different tax rates in foreign jurisdictions                            (3)                    (7)
         Valuation allowance for deferred tax assets                                      (33)                   (28)
                                                                              ------------------     ------------------

                                                                                           (1)                     -
                                                                              ==================     ==================




         Deferred taxation consisted of:

                                                                                           June 30, 2004
                                                                              -----------------------------------------
                                                                                        Rmb                  US$
         Deferred tax assets, gross:
         Net operating loss carry forwards                                          5,683,827                686,453
         Valuation allowance                                                       (5,683,827)              (686,453)
                                                                              ------------------     ------------------

         Deferred tax assets, net                                                           -                      -
                                                                              ==================     ==================

      The change in valuation allowance from June 30, 2003 to June 30, 2004 is primarily related to the tax effects of the increase in the net operating loss in the current fiscal year. The Company has net operating loss carryforwards totaling approximately Rmb37,892,178 as of June 30, 2004, primarily relating to operations in the PRC.

      A valuation allowance has been established for the full amount of the deferred tax benefit related to those loss carryforwards and other deferred tax assets as management believes that their realization is uncertain.


12. STOCKHOLDERS' EQUITY

      Year Ended June 30, 2003:

      In May 2002, the Company issued 20,000,000 shares of common stock for cash at US$0.02 per share. The gross proceeds amounted to Rmb3,312,000 (equivalent to US$400,000). In connection with this issuance, the Company was required to pay issuance costs by issuing 2,000,000 shares of common stock of Rmb331,200 (equivalent to US$40,000) to a placement agent. The subscription proceeds amounting to Rmb788,257 had been received and the balance of Rmb2,523,743 was held by the placement agent. The money was released to the Company during the year ended June 30, 2003.

      In May 2003, the Company issued common stock to various parties. The value of the common stock issued was based on the market price of shares at the dates of the transactions or on the fair value of the services received, whichever was more reliably measurable. The value of common stock issued as employee compensation was based on the market price of the shares at the date of issuance. The issuances were as follows:

      The Company issued 1,027,318 shares of common stock for services rendered at a range of US$0.02 to US$0.0532 per share, of which 2,213,401 shares of common stock were issued to the chief executive officer of the Company, Mr. Andy Lin, as partial settlement of amounts due to Mr. Lin at US$0.15 and US$0.02 per share. The Company issued 1,709,400 shares of common stock each to the chief executive officer of the Company, Mr. Lin, and an employee of the Company, at US$0.03 per share, as part of their remuneration for the year ended June 30, 2003. In addition, the Company issued 200,000 shares of common stock each to two directors of the Company at US$0.04 and US$0.03 per share. The Company also issued 52,000 shares to an ex-employee of the Company as dismissal notice compensation at US$0.074 per share. The Company issued 2,014,066 shares of common stock to various creditors for settlement of balances due at US$0.001 to US$0.02 per share. The Company issued 4,000,000 shares of common stock to acquire a 51% interest in Shanghai Newray Photographic Equipment Co., Ltd. at US$0.13 per share.

      At June 30, 2003, the Company had recorded 3,820,000 shares of common stock as reserved and to be issued to various parties for services rendered through June 30, 2003 at prices ranging from US$0.03 to US$0.24 per share, which were issued subsequent to June 30, 2003.

      Year Ended June 30, 2004:

      During the year ended June 30, 2004, the Company issued shares of common stock to various parties. The value of the common stock issued for accounting purposes was based on the market price of the shares at the date of the transaction or on the fair value of the services received. The issuances of common stock are summarized as follows:

      On September 11, 2003, the Company issued 3,000,000 shares of common stock with a value of US$0.05 per share to certain designated shareholders of Firstmax Investment Limited for consulting services rendered to the Company in the prior fiscal year having a value of US$150,000. At June 30, 2003, the value of these shares had been recorded and the share amounts were included in common stock reserved and to be issued.

      In connection with a private offering of the Company's securities, on October 30, 2003, the Company issued 6,053,700 shares of common stock with a value of US$0.20 per share to investors in the PRC.

      On October 30, 2003, the Company issued 700,000 shares of common stock to Stanford Capital International Ltd. for investor relations services. The Company's contract with Stanford Capital International Ltd. provided for the issuance of 300,000 shares upon its effective date (April 1, 2003) and 200,000 shares per quarter on the last day of each quarter. Accordingly, the 700,000 shares included the payment for services rendered for the three months ended June 30, 2003 and September 30, 2003. At June 30, 2003, the Company had recorded 500,000 of such shares, consisting of 300,000 shares valued at the closing price on April 1, 2003 of US$0.03 per share and 200,000 shares valued at the closing price on June 30, 2003 of US$0.24 per share, which share amounts were included in common stock reserved and to be issued at such date. In addition, 200,000 shares wee valued at the closing price on September 30, 2003 of US$0.22 per share. The aggregate value of such shares was US$101,000.

      On October 30, 2003, the Company issued 72,640 shares of common stock with a value of US$0.20 per share to Shanghai Newray Business Development Co,. Ltd., the owner of a 24.5% interest in Shanghai Newray Photographic Equipment Co., Ltd. ("SNPE"), in exchange for services to introduce investors to subscribe for 908,000 shares of common stock of the Company in the private offering issued on October 2003, having a value of US$14,528.

      On October 30, 2003, the Company issued 320,000 shares of common stock with a value of US$0.12 per share to Yorkshire Capital Ltd. in exchange for services rendered in connection with the acquisition of 51% of the shares of SNPE on May 29, 2003, having a value of US$38,400.

      On April 14, 2004, the Company issued 3,500,000 shares of common stock to Li Lao Hu, 3,000,000 shares of common stock to Li Xiao Qin, and 3,500,000 shares of common stock to Huang Xiu Juan valued at US$0.24 per share for the purchase of a 25% interest in Shanghai Fortune Venture Ltd., having an aggregate value of US$2,400,000.

      On June 24, 2004, the Company issued 400,000 shares of common stock to Stanford Capital International Limited for investor relations services rendered to the Company for the three months ended December 31, 2003 and March 31, 2004, with 200,000 shares valued at the closing price on December 31, 2003 of US$0.32 per share and 200,000 shares valued at the closing price on March 31, 2004 of US$0.30 per share, having an aggregate value of US$124,000.

      On June 24, 2004, the Company issued 225,000 shares of common stock with a value of US$0.32 per share to Hank Vanderkam for legal services rendered to the Company, having a value of US$72,000. At June 30, 2004, the Company had recorded 200,000 shares of common stock as reserved and to be issued to Stanford Capital International Limited for investor relations services for the three months ended June 30, 2004 valued at the closing price on June 30, 2004 of US$0.29. At June 30, 2004, the value of these shares had been recorded and the share amounts were included in common stock reserved and to be issued. The shares were issued subsequent to June 30, 2004.

      Stock Option Plan - On December 1, 2003, the Board of Directors adopted the Intermost Corporation 2003 Equity Incentive Plan (the "Plan"). The Plan was approved at a stockholders' meeting on January 28, 2004. The Plan authorizes awards of options (both incentive stock options and non-qualified stock options), awards of stock ("Stock Award") and the granting of bonus stock ("Stock Bonus"). Persons eligible to receive awards under the Plan include the Company's employees, officers and directors and its consultants, independent contractors and advisors. As of June 30, 2004, no awards have been granted under the Plan.

      The Company's Board of Directors, or a committee comprised of members of the Company's Board of Directors (hereinafter referred to as the "Administrator"), will administer the Plan. The Administrator has the authority to determine, at its discretion, the number and type of awards that will be granted, the recipients of the awards, any exercise or purchase price required to be paid, when options may be exercised and the term of option grants. Awards under the Plan are not defined as to any group. The term of the Plan is 10 years from the date the Plan was adopted by the Board of Directors. The Company has reserved 20,000,000 shares of common stock for awards to be made under the Plan.

      The exercise price for stock options granted to officers and directors must be the fair market value of the common stock on the date of grant. The exercise price for stock options granted to eligible persons other than officers and directors may not be less than 85% of the fair market value of the common stock on the date of grant. The term of an option may not exceed 10 years.

      A Stock Award is an offer by the Company to sell to an eligible person shares of common stock that may or may not be subject to restrictions. Stock Awards granted to officers and directors must be granted at the fair market value of the common stock on the date of the award. Stock Awards granted to eligible persons who are not officers or directors may not be granted at less than 85% of the fair market value of the common stock on the date of the award. Stock Awards may be subject to vesting conditions, as determined by the Administrator.

      A Stock Bonus is a grant of shares that may be awarded to an eligible person. A Stock Bonus may be subject to vesting conditions, as determined by the Administrator. A Stock Bonus may be awarded for any reason determined by the Administrator, including, but not limited to, extraordinary services rendered to the Company by an eligible person, as an award for performance achieved by the Company or upon satisfaction of performance goals by the eligible person.

      In the United States, a recipient will not recognize any taxable income at the time an option is granted. However, upon exercise of an option, the recipient will include in income as compensation an amount equal to the difference between the fair market value of the shares on the date of exercise and the recipient's exercise price. The included amount will be treated as ordinary income by the recipient and may be subject to withholding. Upon resale of the shares by the recipient, any subsequent appreciation or depreciation in the value of the shares will be treated as capital gain or loss. There is no tax consequence to the Company as a result of either the granting or the vesting of stock options.

13.   COMMITMENTS

      Operating Leases - The Company has operating lease agreements for office premises which extend through August 2008. Future minimum rental payments under agreements classified as operating leases with non-cancelable terms are as follows:

                                      Rmb                US$
Years Ending June 30,
---------------------
                     2005            70,730             8,543
                     2006            72,576             8,765
                     2007            72,576             8,765
                     2008            12,096             1,461
                                    -------           -------
      Total                         227,978            27,534
                                    =======           =======

      Rent expense for the years ended June 30, 2003 and 2004 was Rmb144,963 (US$17,508) and Rmb219,057 (US$26,456), respectively.

      Employment  Agreement  - On March 12,  2004 the  Company  entered  into an
      Employment Agreement with Andy Lin, its Chief Executive Officer and President. The effective date of the Employment Agreement is March 1, 2004. The term of the Employment Agreement is three years, and it may be automatically renewed. As compensation for his services, Mr. Lin will receive an annual salary of HK$700,000 (US$89,744). The Board of Directors may, in its discretion, grant an annual bonus to Mr. Lin. Pursuant to an amendment to the Employment Agreement that was entered into on October 5, 2004, the Board of Directors may also, in its discretion, grant options to Mr. Lin to purchase shares of the Company's common stock. If any option is granted, the exercise price of the option is to be computed as the average of the closing price of the common stock for the five trading days prior to the date of grant or the average of the closing price of the common stock for the five trading days immediately preceding the last day of the Executive's service year.

14.   Retirement Plan and Post-Employment Benefits

      The Company has no retirement plans or post-employment benefits for its employees.

15.   Related Party Transactions

      In addition to the transactions and information disclosed elsewhere, during the years ended June 30, 2003 and 2004, the Company had the following transactions with related parties.

      Related parties are considered to be related if one party has the ability, directly or indirectly, to control the other party, or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

      (1) Related party transactions during the fiscal years ended June 30, 2003 and 2004 are as follows:


                 Name of related party                         Existing relationship with the Company
                 --------------------------------------------- --------------------------------------------------------

                 (a)  Corporate Conventions International Limited ("CCIL")      A director of the Company, Mr. Shim Yang, is a
                                                                                shareholder of, and controls the management of CCIL


                 (b) Shanghai Newray Business Development Co. Ltd.              24.5% interest in SNPE

                                                                                      Years Ended June 30,
                                                                            ------------------------------------------
                                                                                    2003             2004
                                                                            ------------- ----------------------------
                                                                                   Rmb            Rmb           US$

                 (a) Write-off of amount due from a related company
                      CCIL                                                        72,345           -               -
                                                                                ========    ========        ========
                 (b)  72,640 shares of common stock for services rendered                                        528
                     to introduce accredited investors in the private
                     placement offering issued in October 2003 at US$0.20
                     per share - Shanghai Newray Business Development Co.
                     Ltd                                                               -     120,292          14,528
                                                                                ========    ========        ========

         (2) Balances with related parties are as follows:

                                                                                              June 30, 2004
                                                                                    ----------------------------------
                                                                                              Rmb                 US$
                 Due to a director:
                     Mr. Andy Lin                                                          148,283              17,909
                                                                                    ==============       =============

                 Due to a former director:
                     Mr. Jun Liang                                                         751,483              90,759
                                                                                    ==============       =============

      Mr. Jun Liang ceased to be a director of the Company upon the Company being redomiciled from the State of Utah to the State of Wyoming in February 2003.

      The outstanding balances with the director and former director are unsecured, non-interest bearing and without pre-determined repayment terms.

16.   Segment Information

      The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in respect of its operating segments. The Company's reportable segments are E-Commerce Solutions, System Sales Integration, Phone Payment System, Web Advertisement, Sales of Computer Software, and Photographic Business. E-Commerce Solutions comprises revenue from web-site development contracts and maintenance contracts. The Photographic Business consists of sales of photographic equipment.

      Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the years ended June 30, 2003 and 2004 is as follows:

(a)   Net revenues:

                                      Years Ended June 30,
                               ------------------------------------
                                  2003               2004
                               ----------   -----------------------
                                   Rmb          Rmb          US$

E-commerce solutions            1,291,637    2,838,959      342,869
System sales and integration      304,967           --           --
Consultancy fee                        --       16,050        1,938
Web advertisement                   1,800           --           --
Sales of computer software        346,962      903,654      109,137
Photographic business           1,749,709   11,372,064    1,373,438
                               ----------   ----------   ----------

                                3,695,075   15,130,727    1,827,382
                               ==========   ==========   ==========

PRC                             3,695,075   15,114,677    1,825,444
Hong Kong                              --       16,050        1,938
                               ----------   ----------   ----------

                                3,695,075   15,130,727    1,827,382
                               ==========   ==========   ==========


(b)   Net loss:

                                            Years Ended June 30,
                                   --------------------------------------
                                      2003                 2004
                                   ----------    ------------------------
                                      Rmb           Rmb            US$

E-commerce solutions               (2,928,202)   (2,441,407)     (294,856)
System sales and integration         (168,179)        6,015           726
Web advertisement                      (7,974)         (505)          (61)
Sales of computer software            168,487       617,823        74,616
Photographic business                  81,035       549,106        66,318
                                   ----------    ----------    ----------

                                   (2,854,833)   (1,268,968)     (153,257)

Reconciliation:
Net loss for reportable segments   (2,854,833)   (1,268,968)     (153,257)
Unallocated corporate expenses     (6,077,776)   (5,443,884)     (657,474)
                                   ----------    ----------    ----------

                                   (8,932,609)   (6,712,852)     (810,731)
                                   ==========    ==========    ==========

(c)   Assets:

                                            June 30, 2004
                                       -----------------------
                                           Rmb          US$

E-commerce solutions                      664,809       80,291
Sales of computer software                632,147       76,346
Photographic business                   8,332,099    1,006,292
                                       ----------   ----------

                                        9,629,055    1,162,929
                                       ==========   ==========

Reconciliation:
Total assets for reportable segments    9,629,055    1,162,929
Other corporate assets                 26,058,162    3,147,122
                                       ----------   ----------

                                       35,687,217    4,310,051
                                       ==========   ==========

      Substantially all of the Company's identifiable assets are located in the PRC.


(d)   Other items:

                                         Years Ended June 30,
                                   ---------------------------------
                                      2003             2004
                                   ---------   ---------------------
                                      Rmb         Rmb         US$
Depreciation:
    E-commerce solutions             477,398     358,605      43,310
    System sales and integration       3,027          --          --
    Phone payment system                  --          --          --
    Web advertisement                     --          --          --
    Photographic business                 --       3,089         373
    Sales of computer software         4,542          --          --
    Unallocated corporate assets      21,109      16,643       2,010
                                   ---------   ---------   ---------

                                     506,076     378,337      45,693
                                   =========   =========   =========

Expenditures for fixed assets:
    E-commerce solutions              25,690     180,835      21,840
    Photographic business                 --      10,111       1,221
    Unallocated corporate assets          --      22,390       2,704
                                   ---------   ---------   ---------

                                      25,690     213,336      25,765
                                   =========   =========   =========

Impairment of fixed assets:
    E-commerce solutions           1,360,000          --          --
                                   =========   =========   =========

(e)   Major customers and concentrations:

      For the year ended June 30, 2004, the two largest customers were in the photographic business segment and accounted for 40% and 7% of total revenues, respectively. For the year ended June 30, 2003, the two largest customers were in the photographic business segment and accounted for 23% and 10% of total revenues, respectively

      As of June 30, 2004, one customer accounted for 88% of the total accounts receivable balance.

17.   PENDING TRANSACTIONS

      On July 3, 2003, the Company's wholly-owned subsidiary, IMOT Information Technology (Shenzhen) Ltd. ("IITSL"), entered into an agreement, subject to the final approval from the government of Shenzhen and Hainan, PRC, to acquire: (i) 21% of the issued and outstanding shares of Hainan Special Economic Zone Property Rights Exchange Center (the "Exchange Center") from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Keensheng Science and Technology Development Co., Ltd., the owners of 100% of the issued and outstanding capital stock of the Exchange Center (collectively, the "Exchange Stockholders") and (ii) 80% of the issued and outstanding shares of Hainan Concord Financial Products Development Co., Ltd. ("Development") from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Ditai Communication Co., Ltd. (collectively, the "Development
      Stockholders"). Development is the owner of 51% of the shares of Hainan Yangpu Multifunctional Smart Card Sales and Management Co. Ltd.

      This agreement was awaiting government approval and was pending at September 30, 2004.

      Pursuant to the Stock Exchange Agreement relating to the Exchange Center, IITSL will issue to the Exchange Stockholders 5,000,000 shares of the Company's restricted common stock having a value of Rmb8,980,000 (approximately US$1,085,000). The consideration for the transaction was determined by arm's-length negotiations between the parties, none of whom is related.

      The Exchange Center is the only institution in Hainan approved by the Hainan Provincial Securities Commission to facilitate the trading of property rights, including intellectual property rights. The Exchange Center charges a transaction fee of 0.3% on each trade. The Company, through IITSL, intends to continue and expand these operations in the PRC.

      Pursuant to the Stock Exchange Agreement relating to Development, IITSL will issue to the Development Stockholders 5,000,000 shares of the Company's restricted common stock having a value of Rmb8,980,000 (approximately US$1,085,000). The consideration for the transaction was determined by arm's-length negotiations between the parties, none of whom is related.

      Development provides financial institutions with research and development services related to financial products and instruments. Its subsidiary, Hainan Yangpu Multifunctional Smart Card Sales and Management Co. Ltd., issues and manages multifunctional smart cards and provides related services. The Company, through IITSL, also intends to continue and expand these operations in the PRC.

      On January 2, 2004 IMOT Technology entered into an agreement for the acquisition of 25% of the issued and outstanding shares of Zenith Technology Ltd. ("Zenith") from Mr. Wei Xie, the major shareholder of Zenith. The agreement is subject to final approval from the government of Shenzhen, China, the completion of a due diligence investigation by the parties and approval by the board of directors of both corporations. The consideration for the acquisition consists of Rmb1,000,000 (approximately $120,000) in cash and 300,000 shares of the Company's common stock. Prior to this acquisition, Mr. Xie owned a 70% interest in Zenith.

      This agreement was awaiting government approval and was pending at September 30, 2004.

      Zenith, which was established in 2001 and is located in Shenzhen, China, is principally engaged in providing value-added banking services to its subscribers. Its subscribers can pay bills (e.g., for water, electricity, telephone, mobile phone, fixed penalty, etc.), make lottery purchases, receive payment confirmations and engage in other financial, brokerage and banking related services via their mobile phones.

18.   SUBSEQUENT EVENTS

      On August 10, 2004, the Company's wholly-owned subsidiary, IMOT Information Technology (Shenzhen) Ltd. ("IMOT Technology"), received all necessary government approvals required to complete the transfer of 51% of the issued and outstanding shares of Golden Anke Technology, Ltd. ("Golden Anke") from two of its shareholders to IMOT Technology.

      Previously, on March 31, 2004, IMOT Technology had entered into an agreement to acquire a 51% interest in Golden Anke from two of Golden Anke's stockholders. The agreement was subject to final approval from the government of Shenzhen, PRC, the completion of a due diligence investigation by the parties, and approval by the respective boards of directors of each party. The purchase price was determined to be $3,240,000, consisting of 12,000,000 shares of the Company's common stock at a value of $0.27 per share. The value of the common stock was determined by computing the average closing price of the Company's common stock from January 20, 2004 to March 19, 2004, and then applying a 20% discount.

      Golden Anke is a digital security imaging system provider in China, offering a variety of solutions on video surveillance, digital image processing and compressing, Internet image transfer and imaging security systems.

      On September 2, 2004, the Company's wholly-owned subsidiary, IL, formed a new wholly-owned foreign investment company, ChinaE.com Technology (Shenzhen) Ltd. ("CECTSL"), with registered capital of Rmb1,000,000, to be operated for a period of 10 years until 2014. Its business scope is the provision of business portal and e-commerce solutions.