Form 10KSB/A
period 2004-06-30
INTERMOST CORP
filed 2004-10-25
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                  FORM 10-KSB/A

(MARK ONE)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT OF
      1934

                     For the Fiscal Year Ended June 30, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number 0-30430

                              INTERMOST CORPORATION
                 (Name of Small Business Issuer in its charter)

              Wyoming                                    87-0418721
 --------------------------------           ----------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

             10th Floor, B10-07 Guomao Building, Renmin Rd.(South),
                             Shenzhen, China 518014
             -----------------------------------------------------
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code: 86 755 822 10238

                                EXPLANATORY NOTE

On October 1, 2004 the Board of Directors of Intermost Corporation adopted a Code of Business Conduct and Ethics. We are filing this Amendment No. 1 to Annual Report on Form 10-KSB to disclose this information, as required by Rule 406 of Regulation S-B promulgated under the Securities Act of 1933 and the Securities and Exchange Act of 1934, and to attach the Code of Business Conduct and Ethics as Exhibit number 14.

There is included in Item 10, Part III of the Registrant's Form 10-KSB the following sentence:

On October 1, 2004, our Board of Directors adopted a Code of Business Conduct and Ethics.

Item 15 of Part IV, the list of exhibits, is amended to include the following:

14    Code of Business Conduct and Ethics*

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment No. 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of October 2004.

                                                INTERMOST CORPORATION



                                                By: /s/Andy Lin
                                                  ------------------------------
                                                  Andy Lin,
                                                  President, Chief Executive
                                                  Officer and Chief Financial
                                                  Officer

Dated:  October 18, 2004

         In accordance with the Exchange Act, this Amendment No. 1 to Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



          Signature                             Title                           Date
--------------------------        ------------------------------------    ----------------

/s/ Andy Lin                      President, Chief Executive Officer,     October 18, 2004
--------------------------        Chief Financial Officer and Director
Andy Lin



/s/ Shim Yang                     Director                                October 18, 2004
--------------------------
Shim Yang



/s/ Catalina Chan                 Director                                October 18, 2004
--------------------------
Catalina Chan
