Form 10QSB
period 2004-09-30
INTERMOST CORP
filed 2004-11-19
CIK 1088312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant has 79,017,406 shares of common stock issued and outstanding as of November 6, 2004.

         Transitional Small Business Disclosure Format (Check one):
                                 Yes [ ] No [x]

INTERMOST CORPORATION

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -- June
            30, 2004  and September 30, 2004(Unaudited)......................1

         Consolidated Condensed Statements of Operations (Unaudited) --
            For the three months ended September 30, 2003 and 2004.........  2

         Consolidated Condensed Statements of Cash Flows (Unaudited) --
            For the three months ended September 30, 2003 and 2004.........  3

         Notes to Consolidated Condensed Financial Statements.............. 4-5

         Item 2. Management's Discussion and Analysis
                  or Plan of Operation.................................... 6-14

         Item 3.  Controls and Procedures.................................. 14

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings......................................... 15

         Item 2. Unregistered Sales of Equity Securities and
                   Use of Proceeds......................................... 15

         Item 3. Defaults Upon Senior Securities........................... 15

         Item 4. Submission of Matters to a Vote of
                  Security Holders......................................... 15

         Item 5. Other Information......................................... 15


         Item 6.  Exhibits................................................. 15

SIGNATURES ................................................................ 16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     INTERMOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                September 30, 2004
                                                          June 30, 2004             (unaudited)
                                                           ------------    ----------------------------
                                                               RMB               RMB             US$
                                     ASSETS
Current Assets
     Cash and cash equivalents                                1,544,822       2,092,491         252,716
     Accounts receivable                                      3,052,336      18,749,116       2,264,386
     Inventories                                                  6,000          69,036           8,338
     Deposits, prepayments and
        other receivables                                     4,503,799       3,332,918         402,526
     Due from a related company                                      --       9,250,000       1,117,150
                                                           ------------    ------------    ------------
          Total current assets                                9,106,957      33,493,561       4,045,116
                                                           ------------    ------------    ------------

     Investment in an associated company                     21,646,308      23,075,100       2,786,848
     Plant and equipment, net                                   365,400         300,636          36,309
     Goodwill, at cost                                        4,568,552      21,005,616       2,536,910
     Intangible assets, net                                          --       5,047,118         609,555
                                                           ------------    ------------    ------------
          Total assets                                       35,687,217      82,922,031      10,014,738
                                                           ============    ============    ============

            LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                         3,117,252      14,212,252       1,716,455
     Accrued liabilities and other payables                   1,714,076       2,256,830         272,564
     Customer deposits                                          421,051         498,000          60,145
     Deferred revenue                                           286,357         332,018          40,099
     Business taxes and government surcharges payable            36,131       1,569,366         189,537
     Due to a director                                          148,283              --              --
                                                           ------------    ------------    ------------

          Total current liabilities                           5,723,150      18,868,466       2,278,800
                                                           ------------    ------------    ------------
Minority interests                                              940,072       7,490,510         904,651
                                                           ------------    ------------    ------------
Shareholders' Equity
 Preferred stock, par value US$0.001 -
   Authorized-5,000,000 shares
   Issued and outstanding - None                                     --              --              --
 Common stock, par value US$0.001 -
    Authorized-500,000,000 shares
   -Issued and outstanding --
       67,017,406 and 79,017,406 shares, respectively           554,938         654,298          79,021
 Reserved and to be issued - 200,000 shares                       1,656           1,656             200
 Additional paid-in capital                                 102,521,781     129,249,621      15,609,858
 Accumulated deficit                                        (74,023,484)    (73,311,624)     (8,854,061)
 Accumulated other comprehensive loss                           (30,896)        (30,896)         (3,731)
                                                           ------------    ------------    ------------
     Total shareholders' equity                              29,023,995      56,563,055       6,831,287
                                                           ------------    ------------    ------------
        Total liabilities, minority interests and
         shareholders' equity                                35,687,217      82,922,031      10,014,738
                                                           ============    ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                              -----------------------------------------
                                                  2003                  2004
                                                  ----                  ----
                                                  RMB             RMB            US$

Net revenues                                    3,572,945     16,298,046      1,968,363
Cost of revenues                               (2,890,871)   (11,312,052)    (1,366,190)
                                              -----------    -----------    -----------

Gross profit                                      682,074      4,985,994        602,173

Costs and expenses:
Selling, general and administrative            (2,345,302)    (2,413,268)      (291,457)
   expenses

Amortization on intangible assets                      --       (596,507)       (72,042)
                                              -----------    -----------    -----------
Income (loss) from operations                  (1,663,228)     1,976,219        238,674

Interest income                                     5,491          1,400            169

Other expenses, net                                    --        (13,898)        (1,679)

                                              -----------    -----------    -----------
Income (loss) before income taxes,
minority interests, and equity in earnings
of an associated company                       (1,657,737)     1,963,721        237,164

Income taxes                                           --       (701,237)       (84,690)

                                              -----------    -----------    -----------
Income (loss) before minority interests
   and equity in earnings of an associated     (1,657,737)     1,262,484        152,474
   company

Minority interests                               (128,575)    (1,979,416)      (239,060)

                                              -----------    -----------    -----------
Loss before equity in earnings of an
   associated company                          (1,786,312)      (716,932)       (86,586)

Equity in earnings of an associated company
                                                       --      1,428,792        172,559
                                              -----------    -----------    -----------
Net income (loss)                              (1,786,312)       711,860         85,973
                                              ===========    ===========    ===========
Net income (loss)
  Per common share - basic and diluted              (0.04)          0.01          0.001
                                              ===========    ===========    ===========
Weighted average number of common shares
   outstanding - basic and diluted             48,369,178     73,739,145     73,739,145
                                              ===========    ===========    ===========

The accompanying notes are an integral part of these condensed financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                          -----------------------------------------
                                                              2003                  2004
                                                              ----                  ----
                                                              RMB             RMB            US$
Cash flows from operating activities:
Net income (loss)                                         (1,786,312)       711,860         85,973
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
    Common stock reserved and to be issued in
         exchange for services                               364,320             --             --
    Amortization of computer software held
         for sale                                            155,250             --             --
    Amortization of intangible assets                             --        596,507         72,042
    Depreciation of plant and equipment                       99,092         68,184          8,235
    Equity in earnings of an associated
         company                                                  --     (1,428,792)      (172,560)
    Minority interests                                       128,575      1,979,416        239,060
(Increase) decrease in operating assets -
    Inventories                                              367,522         58,007          7,006
    Accounts receivable                                   (1,136,032)   (15,696,780)    (1,895,746)
    Deposits, prepayments and
           other receivables                              (1,008,728)     1,170,881        141,411
Increase (decrease) in operating liabilities -
    Accruals and other payables                            1,361,774        262,498         31,703
    Accounts payables                                       (390,223)    11,095,000      1,339,976
    Deferred revenue                                          79,036         45,661          5,515
    Deposits from customers                                  218,740         76,949          9,293
    Business tax and government surcharges
           payable                                              (496)     1,533,235        185,172
                                                         -----------    -----------    -----------
Net cash provided by (used in) operating
         activities                                       (1,547,482)       472,626         57,080

Cash flows from investing activities:
Repayment of short term loan                              (1,300,000)            --             --
Purchase of plant and equipment                             (132,547)        (3,420)          (413)
Acquisition of investment in a subsidiary                         --        476,746         57,579
                                                         -----------    -----------    -----------
Net cash provided by (used in)
   investing activities                                   (1,432,547)       473,326         57,166
                                                         -----------    -----------    -----------
Cash flows from financing activities:
Advances from (repayments to) a director                      86,669       (148,283)       (17,910)
Increase in due from a related company                            --       (250,000)       (30,193)
Net proceeds from issuance of
   common stock                                            7,880,926             --             --
                                                         -----------    -----------    -----------
Net cash provided by (used in)
     financing activities                                  7,967,595       (398,283)       (48,103)
                                                         -----------    -----------    -----------
Net increase in cash and cash
     equivalents                                           4,987,566        547,669         66,143
Cash and cash equivalents, beginning of period               652,453      1,544,822        186,573
                                                         -----------    -----------    -----------

Cash and cash equivalents, end of period                   5,640,019      2,092,491        252,716
                                                         ===========    ===========    ===========
Non-cash financing activities:
Receivable from issuance of common stock                   1,808,352             --             --
Issuance of reserved common stock                             24,840             --             --
Assets acquired in acquisition                                    --      9,587,140      1,157,867
Liabilities assumed  in acquisition                               --        280,256         33,847
Issuance of common stock for acquisition                          --     26,827,200      3,240,000
Common stock reserved and to be issued
     as placement commission                                     602             --             --

         The accompanying notes are an integral part of these condensed financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. UNAUDITED INTERIM FINANCIAL PRESENTATION

The unaudited interim consolidated condensed financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. These financial statements have not been audited by independent accountants. The June 30, 2004 balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The unaudited interim consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB. In the opinion of management, these interim consolidated condensed financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 2005.

2. CURRENCY PRESENTATION AND FOREIGN CURRENCY TRANSLATION

All amounts are in Renminbi ("Rmb") unless indicated to be in United States Dollars ("$" or `US$"). The Company's sales are principally in Renminbi. The translation of Renminbi amounts into US dollars are for reference purposes only and have been made at the exchange rate of Rmb8.28 for US$1. The People's Bank of China sets and publishes daily a base exchange rate with reference primarily to the supply and demand of Renminbi against the United States dollar in the market during the prior day. The People's Bank of China also takes into account other factors such as the general conditions existing in the international foreign exchange markets. Although Chinese governmental policies were introduced in 1996 to reduce restrictions on the convertibility of Renminbi into foreign currency for current amount items, conversion of Renminbi into any other currency for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration for Foreign Exchange. The translation of Renminbi amounts in this quarterly report on Form 10-QSB is not a representation that the Renminbi amounts could actually be converted into United States dollars at that rate or at any other rate on that date or on any other date.

3. INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate.

The Company is subject to the United States federal tax at a rate of 35%.

Intermost Limited, the Company's subsidiary incorporated under the International Business Companies Act of the British Virgin Islands, is exempted from payment of the British Virgin Islands income taxes.

Intermost (H.K.) Limited, the Company's subsidiary incorporated in Hong Kong, is subject to Hong Kong profits tax at a rate of 17.5%.

The Company's consolidated subsidiaries organized in the PRC (China E.com Information Technology Ltd., IMOT Information Technology (Shenzhen) Ltd., ChinaE.com Technology Ltd., Shenzhen Bank Union & Jiayin E-commerce Company Ltd., Intermost Focus Advertising Company Ltd., Shanghai Newray Photographic Equipment Co., Ltd. and Shenzhen Golden Anke Technology Ltd.) are subject to PRC enterprise income taxes at a rate of 15%, except for Shanghai Newray Photographic Equipment Co., Ltd., which is subject to a special PRC enterprise income tax at a rate of 0.5% of turnover.

For the three months ended September 30, 2004, Shenzhen Golden Anke Technology Ltd. generated approximately 97% of the Company's consolidated taxable income. Since the losses from one subsidiary cannot be offset against the income from another subsidiary in determining the provision for income taxes, the Company' s provision for income taxes for the three months ended September 30, 2004 reflected an effective rate of approximately 36%. The Company did not have any taxable income for the three months ended September 30, 2003.

4. EARNINGS PER COMMON SHARE - BASIC AND DILUTED

Earnings per common share is computed in accordance with Statement of Financial Accounting Standards No. 128. "Earnings per Common Share", by dividing net income/(loss) for each period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is the same as basic earnings per common share because there were no dilutive securities outstanding.

5. SHENZHEN GOLDEN ANKE TECHNOLOGY LTD.

On August 10, 2004, the Company, through its wholly-owned subsidiary, IMOT Information Technology (Shenzhen) Ltd. ("IMOT Technology"), completed a transaction to acquire a 51% equity interest in Shenzhen Golden Anke Technology Ltd., a limited liability company established in China ("Shenzhen Golden Anke"), as a result of receiving all required government approvals to complete the transaction on such date. The Company acquired the 51% equity interest in Shenzhen Golden Anke from two of Shenzhen Golden Anke's shareholders, Tu Guoshen and Li Zhiquan, pursuant to a Share Transfer Agreement. Shenzhen Golden Anke provides digital security imaging systems in China, offering video surveillance, digital image processing and compressing, Internet image transfer and imaging security systems, and will be operated as a part of the Company's digital security imaging system business segment.

Pursuant to the Share Transfer Agreement signed on March 31, 2004 by and between the Company, IMOT Technology, Shenzhen Golden Anke, Tu Guoshen and Li Zhiquan, the negotiated purchase price was RMB26,827,200 ($3,240,000), payable in the form of 12,000,000 shares of the Company's common stock valued at $0.27 per share. The $0.27 per share valuation was determined by applying an approximate 20% discount to the average closing price of the Company's common stock for the period from January 20, 2004 to March 19, 2004 of $0.336. The consideration for the transaction was determined in arm's-length negotiations among the parties, who are unrelated to each other. The Company issued the 12,000,000 shares of common stock to the selling shareholders on August 10, 2004.

The Company accounted for the acquisition of the 51% equity interest in Shenzhen Golden Anke under the purchase method of accounting, and has consolidated the operations of Shenzhen Golden Anke beginning August 11, 2004, with an appropriate adjustment for the 49% minority interest. No pro forma information has been presented herein, as the operations of Shenzhen Golden Anke prior to August 11, 2004 were immaterial.

The Company recorded the acquisition of the 51% equity interest in Shenzhen Golden Anke for total purchase consideration of RMB26,827,200 as shown below. The purchase consideration in excess of the net asset value of Shenzhen Golden Anke at August 10, 2004 was allocated to various intangible asset categories based on a valuation report prepared by an independent appraisal firm.

                                                 Rmb
                                            ----------

Cash                                           466,097
Inventory                                      121,043
Due from related party                       9,000,000
Other payables                                (280,256)
Minority interest                           (4,560,373)
Intangible assets                            5,643,625
Goodwill                                    16,437,064
Common stock                                   (99,360)
Additional paid-in capital                 (26,727,840)
                                            ----------
                                                 -
                                            ==========


Intangible assets are comprised of the following:

                                      Amount (Rmb)   Period of Amortization
                                      ------------   ----------------------

Customer list                            90,270            5 years
Security protection system
 integration and development
 technology                             999,196            5 years
Service contracts                     4,554,159            1 year
                                      ---------
                                      5,643,625
                                      =========


The Company accounts for goodwill pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Accordingly, goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test. Goodwill is evaluated, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using the discounted cash flows approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-QSB. Certain statements in the discussion titled "Management's Discussion and Analysis or Plan of Operation" and information contained in this Form 10-QSB are forward-looking statements. Words such as "believe," "anticipate," "expect," "intend," "plan," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. These risks and uncertainties are more fully described in this section and in the section titled "Certain Factors Affecting Future Operating Results" and elsewhere in this Form 10-QSB. Our actual results could differ materially from those anticipated in such forward-looking statements. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

OVERVIEW

We believe that the People's Republic of China represents an exciting emerging world market whose role in the global economy is increasing steadily. China's economic growth rate, measured by its gross domestic product, has consistently been higher than 7% over the past 10 years. This economic growth is attributable to many factors, including investment in the country's infrastructure, increased privatization of businesses and an abundant source of labor. Currently, we offer products and services to businesses and consumers located primarily in China. Our plan is to take advantage of China's economic growth to expand our existing businesses and, possibly, in the future, to sell our products and services outside of China. We also have begun to acquire diverse businesses that are not dependent on, or directly related to, each other. During the past two years we have acquired a digital imaging system business, a property rights exchange business and a security system business. We have used our technological expertise to enhance the products and services provided by these business. The diversification of our business has resulted in an overall improvement in our financial condition. Currently, over 90% of our revenues are generated by our subsidiaries, Shenzhen Golden Anke, which sells digital security imaging systems and Shanghai Newray Photographic Equipment Co., Ltd., ("Shanghai Newray") which sells digital photographic equipment. The balance of our revenues are generated primarily by our subsidiary, China E.com Information Technology Ltd., which distributes licenses for Chinese language translation software and offers web design and hosting services. We also receive profit sharing from Shanghai Fortune Venture Ltd., an associated company.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2003

NET REVENUES

         Net revenues earned during the quarter ended September 30, 2004 were derived primarily from sales of digital security imaging system and photographic equipment made by our subsidiaries, Shenzhen Golden Anke and Shanghai Newray respectively. The balance of our revenues were derived from e-commerce solutions. Net revenues earned during the quarter ended September 30, 2003 were derived principally from sales of photographic equipment, e-commerce solutions and management fee income. The term "e-commerce solutions" includes web site design and development and web hosting.

         The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

                                       Net Revenues            Percent of Net Revenues
                               --------------------------        -------------------
                                    Three Months Ended            Three Months Ended
                                       September 30,                 September 30,
                               --------------------------        -------------------
                                  2003             2004           2003         2004
                               ---------        ---------        -----         -----
                                  US$              US$
E-commerce solutions
     Web site design &            58,047           58,787         13.4%          3.0%
    development
Sales of computer software         4,958               --          1.2%           -%
Sales of photographic
   Equipment                     329,742          167,790         76.4%          8.5%
Sales of digital security
   imaging system                     --        1,741,786           -%          88.5%
Management fee income             38,768               --          9.0%           -%
                               ---------        ---------        -----         -----
Total                            431,515        1,968,363        100.0%        100.0%
                               =========        =========        =====         =====

         Total net revenues increased by 356% to $1,968K(1) during the quarter ended September 30, 2004, as compared to $432K during the quarter ended September 30, 2003. The increase in total net revenues was primarily attributable to sales of digital security imaging systems made through our subsidiary, Shenzhen Golden Anke. The major purchasers of these systems are the subsidiaries of Jiuding Group. The major shareholders of Jiuding Group are also

--------
(1) As used in this 10-QSB, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $250,799 may be rounded to "$251K".

shareholders of Shenzhen Golden Anke. Revenues attributable to e-commerce solutions increased by 1%, to $59K during the quarter ended September 30, 2004, as compared to $58K earned during the quarter ended September 30, 2003.

COST OF REVENUES

         The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

                                     Cost of Revenues          Percent of Net Revenues
                               --------------------------        -------------------
                                    Three Months Ended            Three Months Ended
                                       September 30,                 September 30,
                               --------------------------        -------------------
                                  2003             2004           2003         2004
                               ---------        ---------        -----         -----
                                  US$              US$
Engineering/technician
   Salaries                      21,217           21,283          4.9%          1.1%
Cost of computer software         4,616               --          1.1%           -%
Cost of photographic
   Equipment                    294,400          151,736         68.2%          7.7%
Cost of digital security
   imaging system                    --        1,176,489           -%          59.8%
Depreciation                        736            1,233          0.2%          0.1%
Other                            28,170           15,449          6.5%          1.0%
                              ---------        ---------         ----          ----
            Total               349,139        1,366,190         80.9%         69.7%
                              =========        =========         ====          ====

         Cost of revenues increased by 291%, to $1,366K, or 70% of net revenues during the quarter ended September 30, 2004 from $349K, or 81% of net revenues during the quarter ended September 30, 2003.

         The principal components of cost of revenues during the quarter ended September 30, 2004 were engineer and technician salaries, costs of photographic equipment, costs of digital security imaging systems hardware, other costs associated with support of our engineering and technical staff and depreciation of equipment utilized in connection with our web services and other operations.

         The increase in costs of revenues as compared to the corresponding period in the last fiscal year, was principally attributable to the increase in our sales of digital security imaging systems. The decrease in costs of revenues as a percentage of revenues resulted from the higher gross profit margins that are attributable to sales of our digital security systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expense ("SG&A") consists principally of (1) sales commissions, (2) advertising, (3) marketing expense,
(4) rental expense, (5) salaries for administrative and sales staff, and (6) corporate overhead.

         The following table reflects the principal components of SG&A and the percentage of net sales represented by each component for the periods indicated:

                                           SG&A                Percent of Net Revenues
                               --------------------------        -------------------
                                    Three Months Ended            Three Months Ended
                                       September 30,                 September 30,
                               --------------------------        -------------------
                                  2003             2004           2003         2004
                               ---------        ---------        -----         -----
                                  US$              US$
Sales and marketing salaries
   and commissions                37,028         29,443           8.6%         1.5%

Advertising and other sales
   and marketing expenses         24,892         13,906           5.8%         0.7%
Rentals                           20,177         13,557           4.7%         0.7%
Administrative salaries           27,186         36,445           6.3%         1.9%
Corporate overhead               173,966        198,106          40.3%        10.0%
                                 -------        -------          ----         ----
            Total                283,249        291,457          65.7%        14.8%
                                 =======        =======          ====         ====

         For the quarter ended September 30, 2004, SG&A increased 3% to $291K, in comparison to $283K for the quarter ended September 30, 2003.

         During the quarter ended September 30, 2004, the increase in SG&A was principally attributable to an increase in corporate overhead which included expenses of approximately $73K incurred in conjunction with fees paid to our independent accountants related to the acquisition of a 25% interest in Shanghai Fortune and a 51% interest in Golden Anke and for the audit of our 2004 financial statements. This increase was partially offset by a $48K reduction in the amount of consulting fees paid for investor relations. The $9K increase in administrative salaries was mainly attributable to salary increases to employees and management and to overtime wages paid to employees which resulted from the acquisition of Golden Anke. During the quarter ended September 30, 2004, we reduced our sales team as a result of management's reassessment of the manpower required to generate sales and to service our customers and we also reduced marketing expenses related to the promotion of our web design business.

Other Items

         Other Expenses, Net. Other expenses for the quarter ended September 30, 2004 consisted of a $1K subsidy provided to us by the government of Shanghai which was offset by the payment of $3K for office fixtures that we purchased when we expanded our facilities to add additional office space located on the 31st floor of Guomao Building.During the quarter ended September 30, 2003, other income was $0.

         Minority Interests. Minority interests of $239K were reported during the quarter ended September 30, 2004 as compared to $16K of minority interest reported during the quarter ended September 30, 2003. Minority interests reflect the minority shareholders' proportionate interests in the losses of Intermost Focus Advertising and in the profits of Shanghai Newray and Shenzhen Golden Anke.

         We had net income of $86K during the quarter ended September 30, 2004 as compared to a net loss of $216K during the quarter ended September 30, 2003.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2004 we had cash and cash equivalents of $253K and working capital of $1,766K as compared to $187K of cash and cash equivalents and $409K of working capital at June 30, 2004.

         Net cash povided by operating activities was $57K for the quarter ended September 30, 2004, while net cash used in operating activities was $187K for the quarter ended September 30, 2003. During the quarter ended September 30, 2004, cash was provided primarily from trade debtors. Our use of cash was partially offset by non-cash charges, including depreciation expense in the amount of $8K and amortization of intangible assets in the amount of $72K.

         Investing activities provided $57K during the quarter ended September 30, 2004. Funds provided by investing activities were derived from the acquisition of a 51% interest in Shenzhen Golden Anke.

         Net cash used in financing activities consisted of $48K for the quarter ended September 30, 2004 as compared to $962K in net cash provided by financing activities for the quarter ended September 30, 2003. Funds used in financing activities during the first quarter of the 2005 fiscal year consisted of $18K for payment due to an officer and $30K for an amount due from a related company. Funds provided by financing activities during the first quarter of the prior fiscal year consisted of $952K in proceeds from the issuance of common stock and an advance from a director in the amount of $10K.

         The Company had no long-term debt at September 30, 2004.

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

         We also determined that cost controls could improve the operational results of Shenzhen Golden Anke and Shanghai Newray, therefore we implemented procedures for inventory control, including stock in/stock out records and proper documentation for invoicing and receivable collection.

         We continue to evaluate various opportunities to attain profitability, including the investment in, or acquisition of, other types of businesses.

         On July 3, 2003 IMOT Information Technology (Shenzhen) Ltd. ("IMOT Technology") entered into agreements (referred to in this discussion as the "Stock Exchange Agreements"), subject to final approval from the governments of Shenzhen and Hainan, China, to its proposed acquisition of (i) 21% of the issued and outstanding shares, of Hainan Special Economic Zone Property Rights Exchange Center ("Exchange Center") from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Keensheng Science and Technology Development Co., Ltd., the owners of 100% of the issued and outstanding capital stock of Exchange Center (collectively, the "Exchange Stockholders") and (ii) 80% of the issued and outstanding shares of Hainan Concord Financial Products Development Co., Ltd. ("Development") from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Ditai Communication Co., Ltd.(collectively, the "Development Stockholders"). Development is an owner of 51% of the shares of Hainan Yangpu Multifunctional Smart Card Sales and Management Co. Ltd.

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

         We have been able to meet our cash requirements by using revenues earned from sales of our products, by implementing a stringent cost savings program and by using funds provided by the private offering of our common stock. We have also conserved cash by issuing common stock in exchange for services. Our web design projects, sales of digital security imaging systems through Shenzhen Golden Anke and sales of photographic equipment through Shanghai Newray may provide revenues during the remainder of the fiscal year sufficient to sustain our operations, however, there is no assurance that any such revenues will be earned or, if revenues are earned, that they will be sufficient to meet our cash flow needs. If our revenues are insufficient to sustain our operations and we cannot borrow money or raise funds by selling our securities, we may be required to severely curtail, or even cease, our operations. We have no commitments for funding and we cannot assure you that funding will be available to us on acceptable terms, or at all.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         Our operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period. Some of these factors include:

      o     our ability to successfully implement our current business plan;

      o whether or not we will be able to obtain additional capital, if necessary, to support our operations;

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

      o     dependence upon key employees, in particular our President, Mr. Andy
            Lin.

      o     availability and cost of computer technicians;

      o     loss of any strategic relationships;

      o our ability to introduce new products and services on a timely basis;

      o     new product and service introductions by our competitors;

      o the loss of the Jiuding Group as a purchaser of our digital security systems;

      o     fluctuations in exchange rates, and

      o adverse changes in the general economic conditions, social or political conditions in the People's Republic of China.

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

         (b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         During the three month period ended September 30, 2004, we issued the securities discussed below.

         On August 12, 2004, we authorized the issuance of 12,000,000 shares of common stock to selling shareholders of Shenzhen Golden Anke for 51% interest at $0.27 per share. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offerees were accredited investors.

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

         (a)      Exhibits

                  2 Articles of Merger of IMOT Corporation (Utah Parent) into Intermost Corporation (Wyoming Subsidiary).(1)

                  3(i)  Articles of Incorporation of Intermost Corporation.(1)

                  3(ii) Bylaws of Intermost Corporation.(1)

                  10.1 Share Transfer Agreement among IMOT Information Technology (Shenzhen) Ltd., Shenzhen Golden Anke Technology Co. Ltd., Intermost Corporation, Tu Guoshen and Li Zhiquan.(2)

                  31. Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d- 14(a).(3)

                  32. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

                        (1) Incorporated by reference from the registrant's Form 10-QSB for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 15, 2003.

                        (2) Incorporated by reference from the registrant's Form 8-K filed with the Securities and Exchange Commission on August 17, 2004.

                        (3)   Filed herewith.

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERMOST CORPORATION


                                          By: /s/Andy Lin
                                              ------------------------
                                              ANDY LIN,
                                              PRESIDENT, CHIEF EXECUTIVE OFFICER
                                              AND CHIEF FINANCIAL OFFICER

Dated:   November 19, 2004