Form 10QSB
period 2004-12-31
INTERMOST CORP
filed 2005-02-22
CIK 1088312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission file number: 0-30430


                              INTERMOST CORPORATION
        (Exact name of small business issuer as specified in its charter)


          Wyoming                                     87-0418721
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification Number)


             31st Floor, B31-23 Guomao Building, Renmin Rd. (South)
                   Shenzhen, People's Republic of China 518014
                    (Address of principal executive offices)


                               (86) 755-8221-0238
              (Registrant's telephone number, including area code)


                                 Not applicable
            (Former name, former address and former fiscal year, if
                           changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

      As of January 31, 2005, the issuer had 84,017,406 shares of common stock, US$0.001 par value, issued and outstanding.

      Transitional Small Business Disclosure Format. Yes [ ] No [x]

                     INTERMOST CORPORATION AND SUBSIDIARIES

This Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2004 contains "forward-looking statements", including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2004 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Except as required by law, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                      INDEX
                                                                                 Page
                                                                                Number
                                                                                ------
PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets -
            June 30, 2004 and December 31, 2004(Unaudited)                         1

       Condensed Consolidated Statements of Operations (Unaudited) ---
            Three Months and Six Months ended December 31, 2003 and 2004           2

       Condensed Consolidated Statements of Cash Flows (Unaudited) ---
            Six Months Ended December 31, 2003 and 2004                            4

       Notes to Condensed Consolidated Financial Statements ---
            Three Months and Six Months Ended December 31, 2003 and 2004           5

    Item 2.  Management's Discussion and Analysis or Plan of Operation            15

    Item 3.  Controls and Procedures                                              30

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                   31

     Item 2  Unregistered Sales of Equity Securities and Use of Proceeds          31

     Item 3  Defaults Upon Senior Securities                                      31

     Item 4  Submission of Matters to a Vote of Security Holders                  31

     Item 5  Other Information                                                    31

     Item 6.  Exhibits                                                            32


SIGNATURES

                     INTERMOST CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           December 31, 2004
                                                                  June 30, 2004              (Unaudited)
                                                                       RMB               RMB             US$
                                                                 --------------    --------------    --------------
                                                   ASSETS
Current Assets
     Cash and cash equivalents                                        1,544,822         1,109,284           133,971
     Accounts receivable, including RMB47,289,880
         (US$5,711,338) from related companies at
         December 31, 2004                                            3,052,336        47,672,679         5,757,570
     Inventories                                                          6,000            41,256             4,983
     Deposits, prepayments and other receivables                      4,503,799         7,292,764           880,769
     Due from a related company                                              --         9,250,000         1,117,150
                                                                 --------------    --------------    --------------
          Total current assets                                        9,106,957        65,365,983         7,894,443
                                                                 --------------    --------------    --------------

Other Assets

  Investment in an associated company                                21,646,308        23,686,659         2,860,708
  Plant and equipment, net                                              365,400           275,025            33,216
    Goodwill, at cost                                                 4,568,552        21,005,616         2,536,910
    Intangible assets, net                                                   --         3,854,105           465,472
                                                                 --------------    --------------    --------------
          Total assets                                               35,687,217       114,187,388        13,790,749
                                                                 ==============    ==============    ==============

                          LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                 3,117,252        31,847,025         3,846,259
     Accrued liabilities and other payables                           1,714,076         3,055,659           369,041
     Customer deposits                                                  421,051         3,635,788           439,105
     Deferred revenue                                                   286,357           327,580            39,563
     Business taxes and government surcharges payable                    36,131         5,107,133           616,804
     Due to a director                                                  148,283            75,613             9,132
                                                                 --------------    --------------    --------------
          Total current liabilities                                   5,723,150        44,048,798         5,319,904
                                                                 --------------    --------------    --------------

Minority Interests                                                      940,072        12,105,978         1,462,075
                                                                 --------------    --------------    --------------

Commitments and Contingencies

Shareholders' Equity
Preferred stock, par value US$0.001 per share-
   Authorized - 5,000,000 shares
   Issued and outstanding - None                                             --                --                --
Common stock, par value US$0.001 per share-
   Authorized - 500,000,000 shares
   Issued and outstanding --- 67,017,406 shares at
      June 30, 2004 and 79,017,406 shares at December 31, 2004          554,938           654,298            79,021
 Reserved and to be issued - 200,000 shares                               1,656             1,656               200
 Additional paid-in capital                                         102,521,781       129,249,621        15,609,858
 Accumulated deficit                                                (74,023,484)      (71,842,067)       (8,676,578)
 Accumulated other comprehensive loss                                   (30,896)          (30,896)           (3,731)
                                                                 --------------    --------------    --------------
     Total shareholders' equity                                      29,023,995        58,032,612         7,008,770
                                                                 --------------    --------------    --------------
     Total liabilities, minority interests and
        Shareholders' equity                                         35,687,217       114,187,388        13,790,749
                                                                 ==============    ==============    ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                   Three Months Ended December 31,
                                                   -------------------------------
                                                  2003                         2004
                                                  ----                         ----
                                                  RMB             RMB            US$
Net revenues, including RMB34,789,744
  (US$4,201,660) sold to related
  companies for the three months
  ended December 31, 2004                       4,165,593      38,512,583       4,651,278
Cost of revenues                               (3,039,004)    (27,044,562)     (3,266,251)
                                             ------------    ------------    ------------
Gross profit                                    1,126,589      11,468,021       1,385,027
                                             ------------    ------------    ------------
Costs and expenses:
Selling, general and administrative
  expenses                                      2,743,671       3,212,752         388,014
Amortization of intangible assets                      --       1,193,013         144,084
                                             ------------    ------------    ------------
Total costs and expenses                        2,743,671       4,405,765         532,098
                                             ------------    ------------    ------------
Income (loss) from operations                  (1,617,082)      7,062,256         852,929
Interest income                                     4,701           1,790             216
Other income, net                                  21,266          46,353           5,598
                                             ------------    ------------    ------------
Income (loss) before income taxes,
  minority interests and equity
  in earnings of an associated company         (1,591,115)      7,110,399         858,743
Income taxes                                           --      (1,636,933)       (197,697)
                                             ------------    ------------    ------------
Income (loss) before minority interests
  and equity in earnings of an associated
  company                                      (1,591,115)      5,473,466         661,046
Minority interests                               (132,537)     (4,615,468)       (557,424)
                                             ------------    ------------    ------------
Income (loss) before equity in earnings of
  an associated company                        (1,723,652)        857,998         103,622
Equity in earnings of an associated
  Company                                              --         611,559          73,860
                                             ------------    ------------    ------------
Net income (loss)                              (1,723,652)      1,469,557         177,482
                                             ============    ============    ============

Net income (loss) per common share -
  basic and diluted                                 (0.03)           0.02           0.002
                                             ============    ============    ============

Weighted average number of common shares
  outstanding - basic and diluted              56,394,580      79,217,406      79,217,406
                                             ============    ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                         Six Months Ended December 31,
                                                         -----------------------------
                                                  2003                              2004
                                                  ----                              ----
                                                  RMB                 RMB                US$
Net revenues, including RMB49,076,923
  (US$5,927,165) sold to related
  companies for the six months
  ended December 31, 2004                        7,738,538        54,810,629         6,619,641
Cost of revenues                                (5,929,875)      (38,356,614)       (4,632,441)
                                            --------------    --------------    --------------
Gross profit                                     1,808,663        16,454,015         1,987,200
                                            --------------    --------------    --------------
Costs and expenses:
Selling, general and administrative
  expenses                                       5,088,973         5,626,020           679,471
Amortization of intangible assets                       --         1,789,520           216,126
                                            --------------    --------------    --------------
Total costs and expenses                         5,088,973         7,415,540           895,597
                                            --------------    --------------    --------------
Income (loss) from operations                   (3,280,310)        9,038,475         1,091,603
Interest income                                     10,192             3,190               385
Other income, net                                   21,266            32,455             3,920
                                            --------------    --------------    --------------
Income (loss) before income taxes,
  minority interests and equity in
  earnings of an associated company             (3,248,852)        9,074,120         1,095,908
Income taxes                                            --        (2,338,170)         (282,387)
                                            --------------    --------------    --------------
Income (loss) before minority interests
  and equity in earnings of an associated
  company                                       (3,248,852)        6,735,950           813,521
Minority interests                                (261,112)       (6,594,884)         (796,484)
                                            --------------    --------------    --------------
Income (loss) before equity in earnings
  of an associated company                      (3,509,964)          141,066            17,037
Equity in earnings of an associated
  Company                                               --         2,040,351           246,419
                                            --------------    --------------    --------------
Net income (loss)                               (3,509,964)        2,181,417           263,456
                                            ==============    ==============    ==============

Net income (loss) per common share -
  basic and diluted                                  (0.07)             0.03             0.003
                                            ==============    ==============    ==============

Weighted average number of common shares
  outstanding - basic and diluted               53,230,323        76,678,276        76,678,276
                                            ==============    ==============    ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                   Six Months Ended December 31,
                                                                    2003                    2004
                                                                 -----------             -----------
                                                                    RMB            RMB               US$
Cash flows from operating activities:
Net income (loss)                                                 (3,509,964)     2,181,417        263,456
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Common stock reserved and to be issued in exchange for
       services                                                      894,240             --             --
     Amortization of intangible assets                                    --      1,789,520        216,126
     Amortization of computer software held for sale                 310,500             --             --
     Equity in earnings of an associated company                          --     (2,040,351)      (246,419)
     Depreciation                                                    198,026        177,023         21,379
     Minority interests                                              261,112      6,594,884        796,484
     (Increase) decrease in operating assets -
        Accounts receivable                                          445,041    (44,620,343)    (5,388,930)
        Inventories                                                  (93,990)        85,787         10,361
        Deposits, prepayments and other receivables                 (833,042)    (2,788,965)      (336,832)
     Increase (decrease) in operating liabilities -
        Accounts payable                                          (1,488,985)    28,729,773      3,469,778
        Accrued liabilities and other payables                       822,077      1,061,327        128,179
        Customer deposits                                            197,860      3,214,737        388,253
        Deferred revenue                                             100,630         41,223          4,979
        Business taxes and government surcharges payable              18,712      5,071,002        612,440
                                                                 -----------    -----------    -----------
Net cash used in operating activities                             (2,677,783)      (502,966)       (60,746)
                                                                 -----------    -----------    -----------
Cash flows from investing activities:
    Purchase of property and equipment                              (140,028)       (86,648)       (10,465)
    Cash acquired from investment in subsidiary                           --        476,746         57,579
    Increase in amount due from related companies                         --       (250,000)       (30,193)
                                                                 -----------    -----------    -----------
Net cash provided by (used in) investing activities                 (140,028)       140,098         16,291
                                                                 -----------    -----------    -----------

Cash flows from financing activities:
    Proceeds from short-term loan                                 (1,300,000)            --             --
    Repayment of short-term loan                                   1,300,000             --             --
    Advances from (repayment to) a director                          173,340        (72,670)        (8,777)
    Net proceeds from issuance of common stock                     7,880,926             --             --
                                                                 -----------    -----------    -----------
Net cash provided by (used in) financing activities                8,054,266        (72,670)        (8,777)
                                                                 -----------    -----------    -----------
Cash and cash equivalents:
Net increase (decrease)                                            5,236,455       (435,538)       (52,602)
Balance at beginning of period                                       652,453      1,544,822        186,573
Balance at end of period                                           5,888,908      1,109,284        133,971
                                                                 ===========    ===========    ===========

Supplemental cash flow information:
   Cash paid for interest                                                 --             --             --
   Cash paid for income taxes                                             --         16,657          2,012
Non-cash investing and financing activities:
    Receivable from issuance of common stock                       1,808,352             --             --
    Acquisition of subsidiary:
       Non-cash assets acquired                                           --      9,110,394      1,100,289
       Liabilities assumed                                                --        280,256         33,847
       Issuance of common stock                                           --     26,827,200      3,240,000

         The accompanying notes are an integral part of these condensed consolidated financial statements

                     INTERMOST CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2004

1. ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Intermost Corporation (the "Company") and its majority-owned subsidiaries, of which the Company has the ability to exercise control and direct operations and the minority interests do not possess participatory rights. All material intercompany balances and transactions have been eliminated on consolidation.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2004, the results of operations for the three months and six months ended December 31, 2004 and 2003, and the cash flows for the six months ended December 31, 2004 and 2003. The balance sheet as of June 30, 2004 is derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months and six months ended December 31, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2005.

2. NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the three months and six months ended December 31, 2003 and 2004. Accordingly, basic and diluted earnings per share are the same for all periods presented.

3. FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in Renminbi ("Rmb"), the currency of the People's Republic of China (the "PRC"). The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb8.28 to US$1.00. The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss.

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. Exchange gains and losses were not significant for the three months and six months ended December 31, 2003 and 2004.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 2004 of US$1.00 = Rmb8.28. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

4. STOCK-BASED COMPENSATION

The Company may periodically issue shares of common stock for services rendered or for financing costs. The Company may also periodically issue shares of common stock in conjunction with the acquisition of all or a portion of the equity interest in a business. The shares of common stock vest immediately on issuance and are not subject to any redemption rights.

The value of the shares of common stock issued for accounting purposes is based on the market price of the shares at the date of the transaction or on the fair value of the services rendered or net assets acquired, whichever is more determinable, based on the specific facts and circumstances of each transaction.

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

The Company did not have any stock options outstanding during the period ended December 31, 2003 and 2004. Accordingly, no pro forma financial disclosure is provided herein.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The impact from the adoption of SFAS No. 150 did not have a significant effect on the Company's consolidated financial statement presentation or disclosures.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", relating to consolidation of certain entities. In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R") that replaced the original FIN 46. FIN 46R requires identification of a company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand alone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46R. Accordingly, the implementation of the provisions of FIN 46R did not have a significant effect on the Company's consolidated financial statement presentation or disclosures.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123(R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the impact, if any, that SFAS No. 123(R) will have on its financial statement presentation or disclosures.

6. CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Country Risk - The Company is subject to the consideration and risks of operating in the People's Republic of China (the "PRC"). These include risks associated with the political and economic environment, foreign currency exchange and the legal system in the PRC. The economy of PRC differs significantly from the economies of the "western" industrialized nations in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the PRC government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC government to control inflation have significantly restrained economic expansion in the recent past. Similar actions by the PRC government in the future could have a significant adverse effect on economic conditions in the PRC.

Many laws and regulations dealing with economic matters in general and foreign investment in particular have been enacted in the PRC. However, the PRC still does not have a comprehensive system of laws, and enforcement of existing laws may be uncertain and sporadic.

The Company's primary sources of revenues and cash flows are derived from its business operations in the PRC. The Company's business activity is with customers in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

As many of the economic reforms that have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures such as the leverage of exchange rate, it remains possible for the PRC government to exert significant influence on the PRC economy.

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

On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate"). No representation is made that the Rmb amounts have been, or could be, converted into US dollars at that rate. This quotation of exchange rates does not imply free convertibility of Rmb to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

Restrictions on the Payment of Dividends - PRC law requires net profits after taxes to be used to set-off any losses carried forward before any distribution of profits may be made. Furthermore, PRC law imposes a Mandatory Provident Reserve on all businesses. Under this law, a business must set aside 10% of its distributable profits as a mandatory reserve before a distribution of profits may occur. Once the business accumulates a mandatory reserve equal to 50% of its capitalization, no further accumulation of the reserve is required.

Industry Risk - The Company operates in business segments which are characterized by rapid technological advances, changes in customer requirements, and evolving regulatory requirements and industry standards. Any failure by the Company to anticipate or to respond adequately to technological changes in its industry segments, changes in customer requirements or changes in regulatory requirements or industry standards, could have a material adverse effect on the Company's business and operating results.

7. INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate.

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

The Company's consolidated subsidiaries organized in the PRC (China E.com Information Technology Ltd., IMOT Information Technology (Shenzhen) Ltd., ChinaE.com Technology (Shenzhen) Ltd., Shenzhen Bank Union & Jiayin E-commerce Company Ltd., Intermost Focus Advertising Company Ltd., Shanghai Newray Photographic Equipment Co., Ltd. and Shenzhen Golden Anke Technology Ltd.) are subject to PRC enterprise income taxes at a rate of 15%, except for Shanghai Newray Photographic Equipment Co., Ltd., which is subject to a special PRC enterprise income tax at a rate of 0.5% of turnover.

For the three months and six months ended December 31, 2004, Shenzhen Golden Anke Technology Ltd. generated approximately 98% of the Company's consolidated taxable income. Since the losses from one subsidiary cannot be offset against the income from another subsidiary in determining the provision for income taxes, the Company's provision for income taxes for the three months and six months ended December 31, 2004 reflected an effective rate of approximately 23% and 26%, respectively. The Company did not have any taxable income for the three months or six months ended December 31, 2003.

8. SHENZHEN GOLDEN ANKE TECHNOLOGY LTD.

On August 10, 2004, the Company, through its wholly-owned subsidiary, IMOT information Technology (Shenzhen) Ltd. ("IMOT Technology"), completed a transaction to acquire a 51% equity interest in Shenzhen Golden Anke Technology Ltd., a limited liability company established in China ("Shenzhen Golden Anke"), as a result of receiving all required government approvals to complete the transaction on such date. The Company acquired the 51% equity interest in Shenzhen Golden Anke from two of Shenzhen Golden Anke's shareholders, Tu Guoshen and Li Zhiquan, pursuant to a Share Transfer Agreement. Shenzhen Golden Anke provides digital security imaging systems in China, offering video surveillance, digital image processing and compressing, Internet image transfer and imaging security systems, and is being operated as a part of the Company's digital security imaging system business segment.

Pursuant to the Share Transfer Agreement signed on March 31, 2004 by and between the Company, IMOT Technology, Shenzhen Golden Anke, Tu Guoshen and Li Zhiquan, the negotiated purchase price was RMB26,827,200 (US$3,240,000), payable in the form of 12,000,000 shares of the Company's common stock valued at US$0.27 per share. The US$0.27 per share valuation was determined by applying an approximate 20% discount to the average closing price of the Company's common stock for the period from January 20, 2004 to March 19, 2004 of US$0.336. The consideration for the transaction was determined by arm's-length negotiations among the parties, which are unrelated to each other. Accordingly, the Company considers the discount applied to the quoted market price of its common stock as reasonable under the circumstances, and that the value of the consideration given in the transaction is thus a more accurate indication of the fair value of the transaction, as compared to the consideration received in the transaction. The Company issued the 12,000,000 shares of common stock to the selling shareholders on August 10, 2004.

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

The amount due from related party of RMB9,000,000 was advanced to Jiuding Group, a company controlled by the 49% minority shareholders in Shezhen Golden Anke, prior to the Company acquiring its 51% interest in Shenzhen Golden Anke. The RMB9,000,000 loan is unsecured, without interest, and is scheduled to be repaid as follows: RMB5,000,000 on or before March 31, 2005; RMB4,000,000 on or before June 30 2005.

                                     RMB
Cash                                      466,097
Inventory                                 121,043
Due from related party                  9,000,000
Other payables                          (280,256)
Minority interest                     (4,560,373)
Intangible assets                       5,643,625
Goodwill                               16,437,064
Common stock                             (99,360)
Additional paid-in capital           (26,727,840)
                              -------------------
                                              --
                              ===================

Intangible assets are comprised of the following:

                                                    Period of
Category                             RMB           Amortization
--------                             ----          ------------
Customer list                              90,270        5 years
Security protection system
  integration and
  development technology                  999,196        5 years
System purchase contracts               4,554,159         1 year
                              --------------------
                                        5,643,625
                              ====================

The Company accounts for goodwill pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Accordingly, goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test. Goodwill is evaluated, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a discounted cash flows approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

9.       CONCENTRATIONS

Jiuding Group is a company controlled by the owners of the 49% minority interest in Shenzhen Golden Anke Technology Ltd.

During the three months and six months ended December 31, 2004, the Company had sales to subsidiaries of Jiuding Group of RMB34,789,744 (US$4,201,660) and RMB49,076,923 (US$5,927,165), representing 90.3% and 89.5%, respectively, of net revenues for such periods.

At December 31, 2004, accounts receivable from subsidiaries of Jiuding Group aggregated RMB47,289,880 (US$5,711,338) or 99.2% of total accounts receivable at such date.

10. PENDING TRANSACTIONS

On July 3, 2003, the Company's wholly-owned subsidiary, IMOT Information Technology (Shenzhen) Ltd. ("IMOT Technology"), entered into an agreement (the "Stock Exchange Agreement"), subject to approval from the governments of Shenzhen and Hainan, China, to acquire 21% of the issued and outstanding shares of Hainan Special Economic Zone Property Rights Exchange Center (the "Exchange Center") from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Keensheng Science and Technology Development Co., Ltd., the owners of 100% of the issued and outstanding capital stock of the Exchange Center (collectively, the "Exchange Stockholders"). Pursuant to the Stock Exchange Agreement, IMOT Technology will issue to the Exchange Stockholders 5,000,000 shares of the Company's common stock having a value of RMB8,980,000 (approximately US$1,085,000). Because final government approval of this transaction was not received by the date required by the Stock Exchange Agreement, the Stock Exchange Agreement was re-signed on December 16, 2003 in order to extend the date for receipt of government approval.

On January 2, 2004, IMOT Technology entered into an agreement to acquire 25% of the issued and outstanding shares of Zenith Technology Ltd. ("Zenith") from Mr. Wei Xie, the 70% shareholder of Zenith. The agreement is subject to final approval by the government of Shenzhen, China, the completion of a due diligence investigation by the parties and approval by the boards of directors of both corporations. The consideration for the acquisition consists of RMB1,000,000 (approximately US$120,000) in cash and 300,000 shares of the Company's common stock. Zenith, which was established in 2001 and is located in Shenzhen, China, is principally engaged in providing value-added banking services to its subscribers. Zenith's subscribers can pay bills (e.g., water, electricity, telephone, mobile phone, fixed penalty, etc.), make lottery purchases, receive payment confirmations and engage in other financial, brokerage and banking related services via their mobile phones.

On December 8, 2004, IMOT Technology entered into an agreement to acquire 15% of the issued and outstanding shares of Shenzhen International Hi-Tech Property Exchange Centre ("Shenzhen Exchange Centre") from China Merchants Technology Investment Co., Ltd. The agreement is subject to final approval by the government of Shenzhen, China, the completion of a due diligence investigation by the parties and approval by the board of directors of both corporations. The consideration for the acquisition is RMB4,500,000 (approximately US$543,478) in the form of 2,470,355 shares of the Company's common stock.

On December 11, 2004, IMOT Technology entered into a Stock Exchange Agreement to acquire 80% of the issued and outstanding shares of capital stock of Hainan Concord Financial Products Development Co., Ltd. ("Hainan Development"), a development stage company, from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Ditai Communication Co., Ltd. (collectively, the "Hainan Development Stockholders"). Hainan Development is the owner of 51% of the shares of Hainan Concord Multifunctional Smart Card Sales and Management Co. Ltd. ("Hainan Sales"), which is developing multi-function smart cards for sale through financial institutions. The Stock Exchange Agreement was approved by the Hainan government on January 6, 2005 and the transfer of 80% of the issued and outstanding shares of Development to IMOT Technology was completed on the same date. The Company, Hainan Special Economic Zone Property Rights Exchange Center ("Hainan Property Rights Exchange") and Hainan Exchange Center Non-Public Company Registration Co., Ltd. ("Hainan Registration") were also parties to the Stock Exchange Agreement. Hainan Property Rights Exchange and Hainan Registration are minority stockholders in Hainan Sales.

Pursuant to the Stock Exchange Agreement, IMOT Technology and the Company agreed to issue a total of 5,000,000 shares of the Company's common stock having an agreed-upon value of US$920,000 in exchange for the capital stock in Hainan Development. The value of the Company's common stock was agreed by the parties to be $0.184 per share, which was 85% of the average closing price for the 10 day trading period from November 16, 2004 through November 30, 2004. The consideration for the transaction was agreed to after arm's-length negotiations between the parties, which are unrelated to each other. On January 12, 2005, the Company issued 5,000,000 shares of the Company's common stock to certain parties designated by the Hainan Development stockholders.

On February 8, 2005, the Company entered into an Agreement and Plan of Share Exchange to merge with Starwin Media Holding. The consideration for the merger is 150,000,000 shares of the Company's common stock and 5,000,000 shares of the Company's preferred stock. The Company intends to affect a 7-to-1 reverse split of its common stock prior to the merger. The closing of this transaction is subject to the completion of a due diligence investigation and other closing conditions. The transaction is expected to close by early April 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The Company believes that the People's Republic of China represents a dynamic emerging world market whose role in the global economy is increasing steadily. China's economic growth rate, measured by its gross domestic product, has consistently been higher than 7% over the past 10 years. This economic growth is attributable to many factors, including investment in the country's infrastructure, increased privatization of businesses and an abundant source of labor.

Currently, the Company offers products and services to businesses and consumers located in China. The Company's plan is to take advantage of China's economic growth to expand its existing businesses and, possibly, in the future, to sell its products and services outside of China. The Company also has begun to acquire diverse businesses that are not dependent on, or directly related to, each other. During the past two years, the Company has acquired a digital imaging system business, a property rights exchange business, a security system business and a business that provides "smart cards", which are credit card sized cards that are able to be programmed to perform tasks and store information. The Company has used its technological expertise to enhance the products and services provided by these businesses. The diversification of the Company's business has resulted in an overall improvement in the Company's financial condition. Currently, over 90% of the Company's revenues are generated by its subsidiaries, Shenzhen Golden Anke Technology Ltd. ("Shenzhen Golden Anke"), which sells digital security imaging systems, and Shanghai Newray Photographic Equipment Co., Ltd. ("Shanghai Newray"), which sells digital photographic equipment. The balance of the Company's revenues are generated primarily by another subsidiary, China E.com Technology (Shenzhen) Ltd. ("China E.com"), which distributes licenses for Chinese language translation software and offers web design and hosting services. The Company also receives distributions from its minority interest in Shanghai Fortune Venture Ltd. ("Shanghai Fortune"), an associated company.

Risks Associated with Doing Business in China

There are significant risks in operating in the Peoples' Republic of China (the "PRC"). These include risks associated with the political and economic environment, foreign currency exchange and the legal system in the PRC. The economy of PRC differs significantly from the economies of the industrialized nations of the west in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the PRC government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC government to control inflation have significantly restrained economic expansion in the recent past. Similar actions by the PRC government in the future could have a significant adverse effect on economic conditions there.

Many laws and regulations dealing with economic matters in general and foreign investment in particular have been enacted in the PRC. However, the PRC still does not have a comprehensive system of laws, and enforcement of existing laws may be uncertain and sporadic. Our primary sources of revenues and cash flows are derived from our business operations in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

As many of the economic reforms that have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures such as the leverage of exchange rate, it remains possible for the PRC government to exert significant influence on the PRC economy. The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are maintained with government-owned banks in the PRC with high credit ratings.

Any devaluation of the Renminbi ("Rmb") against the United States dollar would have adverse effects on the Company's financial performance and asset values when measured in terms of the United States dollar. Should the Rmb significantly devalue against the United States dollar, such devaluation could have a material adverse effect on the Company's earnings and the foreign currency equivalent of such earnings. On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate"). No representation is made that the Rmb amounts have been, or could be, converted into US dollars at that rate. This quotation of exchange rates does not imply free convertibility of Rmb to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

Restriction on the Payment of Dividends - PRC law requires net profits after taxes to be used to set-off any losses carried forward before any distribution of profits may be made. Furthermore, PRC law imposes a Mandatory Provident Reserve on all businesses. Under this law, a business must set aside 10% of its distributable profits as a mandatory reserve before a distribution of profits may occur. Once the business accumulates a mandatory reserve equal to 50% of its capitalization, no further accumulation of the reserve is required.

Certain Factors Affecting Future Operating Results

The Company's operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period. Some of these factors include:

      o the Company's ability to successfully implement its current business plan;

      o whether the Company will be able to obtain additional capital, if necessary, to support its operations;

      o whether the Company will be able to find joint venture prospects or acquisition prospects with which to enhance its business;

      o whether the Company can successfully integrate acquisitions that it makes into its business;

      o the level and rate of acceptance of the Company's products and services by consumers in China;

      o     continued economic growth in China;

      o entry of new competition (including established companies from outside China and companies with substantially greater resources) into the Company's market;

      o     fluctuations in the level of demand for services or products;

      o     rescheduling or cancellation of orders by customers;

      o     competitive pressures on selling prices;

      o rapid changes in technology, which could result in the Company's technology becoming obsolete;

      o dependence upon key employees, in particular the Company's President, Andy Lin;

      o     availability and cost of computer technicians;

      o loss of any of the Company's major customers, including the Shanghai railway system or the Jiuding Group;

      o the Company's ability to introduce new products and services on a timely basis;

      o     new product and service introductions by the Company's competitors;

      o     fluctuations in exchange rates; and

      o adverse changes in the general economic, social or political conditions in the PRC.

Critical Accounting Policies

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Revenue Recognition

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

Accounts Receivable

The Company typically extends credit to its customers. In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. The Company evaluates the credit risk of its customers by analyzing its aged accounts receivable, utilizing historical data, the customer's financial condition, general economic conditions and estimates of future performance.

Long-Lived Assets and Goodwill

The Company periodically evaluates the carrying value of long-lived assets held or used whenever events and circumstances indicate that the carrying value of the asset may no longer be recoverable. An impairment loss, measured on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying value of the assets.

The Company evaluates the carrying value of investments in associated companies, at a minimum, on an annual basis and whenever events and circumstances indicate that the carrying value of the asset may no longer be recoverable. An impairment loss, measured on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying value of the assets.

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets". Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a discounted cash flows approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

Income Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

Results of Operations - Three Months Ended December 31, 2004 and 2003

All amounts shown below are presented in US$. As used below, the letter "K" appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the three months ended December 31, 2004 consisted primarily of the sales of digital security imaging systems and photographic equipment by the Company's subsidiaries, Shenzhen Golden Anke and Shanghai Newray. The balance of the Company's revenues was derived from another subsidiary, China E.com, which provides e-commerce solutions. Net revenues for the three months ended December 31, 2003 consisted primarily of the sales of photographic equipment, e-commerce solutions and management fee income. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

                                          Net Revenues                               Percent of Net Revenues
                            -------------------------------------------   --------------------------------------------
                                 Three Months Ended December 31,                Three Months Ended December 31,
                            -------------------------------------------   --------------------------------------------
                                     2003                  2004                  2003                     2004
                                     ----                  ----                  ----                     ----
                                      US$                  US$
E-commerce solutions                     125,070                 46,291                   24.9%                    1.0%
Sales of photographic
  equipment                              339,253                234,567                   67.4%                    5.0%
Sales of digital security
  imaging systems                             --              4,370,420                     --                    94.0%
Management fee income                     38,768                     --                    7.7%                     --
                            --------------------   --------------------   --------------------    --------------------
Total                                    503,091              4,651,278                  100.0%                  100.0%
                            ====================   ====================   ====================    ====================

Total net revenues increased by 825% to $4,651K during the three months ended December 31, 2004, as compared to $503K during the three months ended December 31, 2003. The increase in total net revenues was primarily attributable to sales of digital security imaging systems made through the Company's subsidiary, Shenzhen Golden Anke, which the Company acquired in August 2004. Revenues from sales of photographic equipment made by the Company's subsidiary, Shanghai Newray, decreased by $105K or 31% during the three months ended December 31, 2004, to $235K as compared to $339K earned during the three months ended December 31, 2003. This decline in revenues resulted from a shift in the Company's business emphasis from the sale of photographic equipment to the sale and installation of LCD monitors in the Shanghai railway system. Approximately 98% of the revenues earned by Shanghai Newray during the three months ended December 31, 2004 were earned from the sales and installation of LCD monitors. Revenues attributable to e-commerce solutions decreased by $79K or 63%, to $46K during the three months ended December 31, 2004, as compared to $125K earned during the three months ended December 31, 2003. The decline in revenues relating to the Company's e-commerce solutions business resulted primarily from the diversion of management's attention from this business to the businesses of the Company's more recently acquired subsidiaries, which management believes may be more profitable.

Approximately 94% of the Company's net revenues for the three months ended December 31, 2004 aggregating $4,370K were attributable to the sales of digital security imaging systems made through Shenzhen Golden Anke. The purchasers of these systems are the subsidiaries of Jiuding Group, which sell the systems to third parties. The major shareholders of Jiuding Group are also 49% shareholders of Shenzhen Golden Anke.

Prior to the acquisition of Shenzhen Golden Anke, the Company's subsidiary, Shanghai Newray, a seller of photographic equipment, accounted for approximately 75% of the Company's revenues. During the three months ended December 31, 2004, the Shanghai railway system provided approximately 98% of Shanghai Newray's revenues.

The sale of the Company's products to a small number of customers may cause net sales and operating results to fluctuate from quarter to quarter based on the customers' requirements and the timing of their orders and shipments. The Company does not have long-term sales contracts with its customers, although the Company believes that its relationships with its customers is satisfactory. The loss of any of the Company's significant customers, in particular the Jiuding

Group, would have a material adverse effect on the Company's business, results of operations and financial condition. If the Company was unable to replace its significant customers, either with other major customers or with a significant increase in the orders placed by smaller customers, the Company could be forced to severely curtail, or possibly even cease, its operations.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

                                        Cost of Revenues                            Percent of Net Revenues
                           -------------------------------------------   --------------------------------------------
                                 Three Months Ended December 31,               Three Months Ended December 31,
                           -------------------------------------------   --------------------------------------------
                                     2003                2004                  2003                    2004
                                     ----                ----                  ----                     ----
                                      US$                 US$
Engineering/technician
  salaries                               30,916                 15,743                    6.2%                    0.3%
Cost of photographic
  equipment                             304,589                207,855                   60.5%                    4.4%
Cost of digital security
  imaging systems                            --              3,028,687                     --                    65.1%
Depreciation                                973                  1.233                    0.2%                    0.1%
Other                                    30,551                 12,733                    6.1%                    0.3%
                           --------------------   --------------------   --------------------    --------------------
Total                                   367,029              3,266,251                   73.0%                   70.2%
                           ====================   ====================   ====================    ====================

Cost of revenues increased by 790% to $3,266K or 70.2% of net revenues for the three months ended December 31, 2004, as compared to $367K or 73.0% of net revenues for the three months ended December 31, 2003.

The principal components of cost of revenues during the three months ended December 31, 2004 were engineer and technician salaries, costs of photographic equipment and digital security imaging systems hardware, other costs associated with engineering and technical staff support, and depreciation of equipment utilized in connection with the Company's operations.

The increase in costs of revenues in 2004 as compared to 2003 was principally attributable to the increase in sales of the Company's digital security imaging systems. The decrease in costs of revenues as a percentage of revenues in 2004 as compared to 2003 resulted from the higher gross profit margins that are attributable to sales of the Company's digital security imaging systems.

Selling, General and Administrative Expense

Selling, general and administrative ("SG&A") expense consists principally of sales commissions, advertising, other marketing expense, rental expense, salaries for administrative and sales staff, and corporate overhead.

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

                                          SG&A Expense                       Percent of Net Revenue
                              --------------------------------------  -------------------------------------
                                 Three Months Ended December 31,        Three Months Ended December 31,
                              --------------------------------------  -------------------------------------
                                     2003                2004               2003                2004
                                     ----                ----               ----                ----
                                      US$                 US$
Sales and marketing salaries
  and commissions                          41,106            11,219               8.2%                0.2%
Advertising and other sales
  and marketing expenses                   36,565            46,271               7.3%                1.0%
Rentals                                    20,543            17,461               4.1%                0.4%
Administrative salaries                    25,548            35,235               5.1%                0.8%
Corporate overhead                        207,599           277,828              41.3%                6.0%
                              --------------------  ----------------  -----------------   -----------------
Total                                     331,361           388,014              66.0%                8.4%
                              ====================  ================  =================   =================

For the three months ended December 31, 2004, SG&A expense increased 17% to $388K, as compared to $331K for the three months ended December 31, 2003.

The increase in SG&A expense in 2004 as compared to 2003 was principally attributable to an increase in corporate overhead, which included expenses of approximately $157K incurred in professional fees associated with the June 30, 2004 audit and preparation of the Form 10-KSB Annual Report, the acquisition of a 25% interest in Shanghai Fortune and a 51% interest in Shenzhen Golden Anke, and the review and preparation of the September 30, 2004 Form 10-QSB Quarterly Report. The $10K increase in administrative salaries was mainly attributable to salary increases to employees and management. During the three months ended December 31, 2004, the Company reduced its sales team as a result of management's reassessment of the manpower required to generate sales and service to the Company's customers.

Income Taxes

Income taxes for the three months ended December 31, 2004 were $198K. The Company did not have any income taxes for the three months ended December 31, 2003.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income of Intermost Focus Advertising, Shanghai Newray and Shenzhen Golden Anke. Minority interests were $(557K) for the three months ended December 31, 2004, as compared to minority interests of $(16K) for the three months ended December 31, 2003.

Equity in earnings of an associated company was $74K for the three months ended December 31, 2004, representing the Company's proportionate share of the earnings of Shanghai Fortune. The Company did not have any equity in earnings of an associated company for the three months ended December 31, 2003.

Net Income (Loss)

As a result of the aforementioned factors, the Company had net income of $177K during the three months ended December 31, 2004, as compared to a net loss of $(208)K during the three months ended December 31, 2003.

Results of Operations - Six Months Ended December 31, 2004 and 2003

Net Revenues

Net revenues for the six months ended December 31, 2004 consisted primarily of the sales of digital security imaging systems and photographic equipment by the Company's subsidiaries, Shenzhen Golden Anke and Shanghai Newray. The balance of the Company's revenues was derived from another subsidiary, China.E.com, which provides e-commerce solutions. Net revenues for the six months ended December 31, 2003 consisted primarily of the sales of photographic equipment, e-commerce solutions, computer software sales, and fees from the subsidy provided to us by KanHan Technologies Ltd. for the Company's services in introducing its software. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

                                          Net Revenues                      Percent of Net Revenues
                              --------------------------------------  -------------------------------------
                                  Six Months Ended December 31,          Six Months Ended December 31,
                              --------------------------------------  -------------------------------------
                                     2003                2004               2003                2004
                                     ----                ----               ----                ----
                                      US$                 US$

E-commerce solutions                      183,117           105,078              19.6%                1.6%
Sales of computer software                  4,958                --               0.5%                 --%
Sales of photographic
  equipment                               668,995           402,357              71.6%                6.1%
Sales of digital security
  imaging systems                              --         6,112,206                 --               92.3%
Management fee income                      77,536                --               8.3%                  --
                              --------------------  ----------------  -----------------   -----------------
Total                                     934,606         6,619,641             100.0%              100.0%
                              ====================  ================  =================   =================

Total net revenues increased by 608% to $6,619K during the six months ended December 31, 2004, as compared to $935K during the six months ended December 31, 2003. The increase in total net revenues was attributable to the sales of digital security imaging systems made through the Company's subsidiary, Shenzhen Golden Anke, which the Company acquired in August 2004. Revenues from the sales of photographic equipment made by the Company's subsidiary, Shanghai Newray, decreased by $266K or 40% during the six months ended December 31, 2004 to $402K, as compared to $669K during the six months ended December 31, 2003. This decline in revenues resulted from a shift in the Company's business emphasis from the sale of photographic equipment to the sale and installation of LCD monitors in the Shanghai railway system. Revenues attributable to e-commerce solutions decreased by $78K or 43%, to $105K during the six months ended

December 31, 2004, as compared to $183K during the six months ended December 31, 2003. The decline in revenues relating to the Company's e-commerce solutions business resulted primarily from the diversion of management's attention from this business to the businesses of the Company's more recently acquired subsidiaries, which management believes have the potential to be more profitable.

Approximately 92% of the Company's net revenues during the six months ended December 31, 2004 aggregating $6,112K were attributable to sales of digital security imaging systems made through Shenzhen Golden Anke. The purchasers of these systems were the subsidiaries of Jiuding Group, which sell the systems to third parties. The major shareholders of Jiuding Group are also 49% minority shareholders of Shenzhen Golden Anke.

Prior to the acquisition of Shenzhen Golden Anke, the Company's subsidiary, Shanghai Newray, a seller of photographic equipment, accounted for approximately 75% of the Company's revenues. During the six months ended December 31, 2004, the Shanghai railway system provided approximately 60% of Shanghai Newray's revenues.

The sale of the Company's products to a small number of customers may cause net sales and operating results to fluctuate from quarter to quarter based on the customers' requirements and the timing of their orders and shipments. The Company does not have long-term sales contracts with its customers, although the Company believes that its relationship with its customers is satisfactory. The loss of any of the Company's significant customers, in particular the Jiuding Group, would have a material adverse effect on the Company's business, results of operations and financial condition. If the Company was unable to replace its significant customers, either with other major customers or with a significant increase in the orders placed by smaller customers, the Company could be forced to severely curtail, or possibly even cease, its operations.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

                                        Cost of Revenues                    Percent of Net Revenues
                              --------------------------------------  -------------------------------------
                                  Six Months Ended December 31,          Six Months Ended December 31,
                              --------------------------------------  -------------------------------------
                                     2003                2004               2003                2004
                                     ----                ----               ----                ----
                                      US$                 US$
Engineering/technician
  salaries                                 52,133            37,026               5.6%                0.6%
Cost of computer software                   4,616                --               0.5%                 --%
Cost of photographic
  equipment                               598,989           359,591              64.1%                5.4%
Cost of digital security
  imaging systems                              --         4,205,176                 --               63.5%
Depreciation                                1,709             2,466               0.2%                0.1%
Other                                      58,721            28,182               6.3%                0.4%
                              --------------------  ----------------  -----------------   -----------------
Total                                     716,168         4,632,441              76.7%               70.0%
                              ====================  ================  =================   =================

Cost of revenues increased by 547% to $4,632K or 70.0% of net revenues for the six months ended December 31, 2004, as compared to $716K or 76.7% of net revenues during the six month period ended December 31, 2003.

The principal components of cost of revenues during the six months ended December 31, 2004 were engineer and technician salaries, costs of photographic equipment and digital security imaging systems hardware, other costs associated with engineering and technical staff support, and depreciation of equipment utilized in connection with the Company's operations.

The increase in costs of revenues in 2004 as compared to 2003 was principally attributable to the increase in sales of the Company's digital security imaging systems. The decrease in costs of revenues as a percentage of revenues in 2004 as compared to 2003 resulted from the higher gross profit margins that are attributable to sales of the Company's digital security imaging systems.

Selling, General and Administrative Expense

Selling, general and administrative expense ("SG&A") expense consists principally of sales commissions, advertising, other marketing expense, rental expense, salaries for administrative and sales staff, and corporate overhead.

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

                                          SG&A Expense                       Percent of Net Revenue
                              --------------------------------------  -------------------------------------
                                  Six Months Ended December 31,          Six Months Ended December 31,
                              --------------------------------------  -------------------------------------
                                     2003                2004               2003                2004
                                     ----                ----               ----                ----
                                      US$                 US$
Sales and marketing salaries
  and commissions                          78,134            40,662               8.4%                0.6%
Advertising and other sales
  and marketing expenses                   61,457            60,177               6.6%                0.9%
Rentals                                    40,720            31,018               4.4%                0.5%
Administrative salaries                    52,734            71,680               5.6%                1.1%
Corporate overhead                        381,565           475,934              40.8%                7.2%
                              --------------------  ----------------  -----------------   -----------------
Total                                     614,610           679,471              65.8%               10.3%
                              ====================  ================  =================   =================

For the six months ended December 31, 2004, SG&A expense increased 10.6% to $679K, as compared to $615K for the six months ended December 31, 2003.

The increase in SG&A expense in 2004 as compared to 2003 was principally attributable to $30K in expenses incurred in conjunction with investor relation activities and an increase in corporate overhead, which included consultancy fees of $92K, professional fees of $95K, expenses of $13K related to overseas travel, and costs associated with a decrease in the Company's sales and marketing staff and marketing expenses.

Income Taxes

Income taxes for the six months ended December 31, 2004 were $282K. The Company did not have any income taxes for the six months ended December 31, 2003.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income of Intermost Focus Advertising, Shanghai Newray and Shenzhen Golden Anke. Minority interests were $(796K) for the six months ended December 31, 2004, as compared to minority interests of $(32K) for the six months ended December 31, 2003.

Equity in earnings of an associated company was $246K for the six months ended December 31, 2004, representing the Company's proportionate share of the earnings of Shanghai Fortune. The Company did not have any equity in earnings of an associated company for the six months ended December 31, 2003.

Net Income (Loss)

As a result of the aforementioned factors, the Company had net income of $263K during the six months ended December 31, 2004, as compared to a net loss of $(424)K during the six months ended December 31, 2003.

Liquidity and Capital Resources - December 31, 2004

At December 31, 2004, the Company had cash and cash equivalents of $134K and working capital of $2,575K, as compared to $187K of cash and cash equivalents and $409K of working capital at June 30, 2004.

Net cash used in operating activities was $61K for the six months ended December 31, 2004, as compared to net cash used in operating activities of $323K for the six months ended December 31, 2003. Net cash used in operating activities decreased in 2004 as compared to 2003 as a result of the Company's improved operating performance and an increase in accounts receivable, offset in part by an increase in accounts payable.

Net cash provided by investing activities was $16K for the six months ended December 31, 2004, consisting of $57K of funds resulting from the acquisition of a 51% interest in Shenzhen Golden Anke, offset in part by $10K for the purchase of property and equipment and $30K resulting from an increase in amount due from related company. Net cash used in investing activities was $16K for the six months ended December 31, 2003 for the purchase of property and equipment.

Net cash used in financing activities was $9K for the six months ended December 31, 2004, which represented repayment to a director. During the six months ended December 31, 2003, net cash provided by financing activities was $973K, consisting of $952K in net proceeds from the issuance of common stock and an advance from a director of $21K.

The Company has been able to meet its cash requirements by using revenues from the sales of the Company's products, by implementing a stringent cost savings program, and by using funds provided by the private offering of the Company's common stock. The Company has also conserved cash by issuing common stock in exchange for services. The Company's web design projects, sales of digital security imaging systems through Shenzhen Golden Anke, and sales of photographic equipment through Shanghai Newray may provide revenues during the remainder of the fiscal year sufficient to sustain our operations, although there can be no assurances that such revenues will be sufficient to meet the Company's operating cash flow requirements. If the Company's revenues are insufficient to sustain the Company's operations and the Company is unable to borrow money or raise funds by selling securities, the Company may be required to severely curtail, or possibly even cease, its operations. The Company has no commitments for funding and there can be no assurances that funding will be available to the Company in the future on acceptable terms, or at all.

The Company continues to evaluate various opportunities to improve the operating performance of the Company's businesses and to invest in or acquire other types of businesses.

Principal Commitments

At December 31, 2004, the Company did not have any material commitments for operating leases or capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company had no long-term debt at December 31, 2004.

Pending Transactions

On July 3, 2003, the Company's wholly-owned subsidiary, IMOT Information Technology (Shenzhen) Ltd. ("IMOT Technology"), entered into an agreement (the "Stock Exchange Agreement"), subject to approval from the governments of Shenzhen and Hainan, China, to acquire 21% of the issued and outstanding shares of Hainan Special Economic Zone Property Rights Exchange Center (the "Exchange Center") from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Keensheng Science and Technology Development Co., Ltd., the owners of 100% of the issued and outstanding capital stock of the Exchange Center (collectively, the "Exchange Stockholders"). Pursuant to the Stock Exchange Agreement, IMOT Technology will issue to the Exchange Stockholders 5,000,000 shares of the Company's common stock having a value of RMB8,980,000 (approximately US$1,085,000). Because final government approval of this transaction was not received by the date required by the Stock Exchange Agreement, the Stock Exchange Agreement was re-signed on December 16, 2003 in order to extend the date for receipt of government approval.

On January 2, 2004, IMOT Technology entered into an agreement to acquire 25% of the issued and outstanding shares of Zenith Technology Ltd. ("Zenith") from Mr. Wei Xie, the 70% shareholder of Zenith. The agreement is subject to final approval by the government of Shenzhen, China, the completion of a due diligence investigation by the parties and approval by the board of directors of both corporations. The consideration for the acquisition consists of RMB1,000,000 (approximately US$120,000) in cash and 300,000 shares of the Company's common stock. Zenith, which was established in 2001 and is located in Shenzhen, China, is principally engaged in providing value-added banking services to its subscribers. Zenith's subscribers can pay bills (e.g., water, electricity, telephone, mobile phone, fixed penalty, etc.), make lottery purchases, receive payment confirmations and engage in other financial, brokerage and banking related services via their mobile phones.

On December 8, 2004, IMOT Technology entered into an agreement to acquire 15% of the issued and outstanding shares of Shenzhen International Hi-Tech Property Exchange Centre ("Shenzhen Exchange Centre") from China Merchants Technology Investment Co., Ltd. The agreement is subject to final approval by the government of Shenzhen, China, the completion of a due diligence investigation by the parties and approval by the board of directors of both corporations. The consideration for the acquisition is RMB4,500,000 (approximately US$543,478) in the form of 2,470,355 shares of the Company's common stock.

On December 11, 2004, IMOT Technology entered into a Stock Exchange Agreement to acquire 80% of the issued and outstanding shares of capital stock of Hainan Concord Financial Products Development Co., Ltd. ("Hainan Development"), a development stage company, from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Ditai Communication Co., Ltd. (collectively, the "Hainan Development Stockholders"). Hainan Development is the owner of 51% of the shares of Hainan Concord Multifunctional Smart Card Sales and Management Co. Ltd. ("Hainan Sales"), which is developing multi-function smart cards for sale through financial institutions. The Stock Exchange Agreement was approved by the Hainan government on January 6, 2005 and the transfer of the 80% of the issued and outstanding shares of Development to IMOT Technology was completed on the same date. The Company, Hainan Special Economic Zone Property Rights Exchange Center ("Hainan Property Rights Exchange") and Hainan Exchange Center Non-Public Company Registration Co., Ltd. ("Hainan Registration") were also parties to the Stock Exchange Agreement. Hainan Property Rights Exchange and Hainan Registration are minority stockholders in Hainan Sales.

Pursuant to the Stock Exchange Agreement, IMOT Technology and the Company agreed to issue a total of 5,000,000 shares of the Company's common stock having an agreed-upon value of US$920,000 in exchange for the capital stock in Hainan Development. The value of the Company's common stock was agreed by the parties to be $0.184 per share, which was 85% of the average closing price for the 10 day trading period from November 16, 2004 through November 30, 2004. The consideration for the transaction was agreed to after arm's-length negotiations between the parties, which are unrelated to each other. On January 12, 2005, the Company issued 5,000,000 shares of the Company's common stock to certain parties designated by the Hainan Development stockholders.

On February 8, 2005, the Company entered into an Agreement and Plan of Share Exchange to merge with Starwin Media Holding. The consideration for the merger is 150,000,000 shares of the Company's common stock and 5,000,000 shares of the Company's preferred stock. The Company intends to affect a 7-to-1 reverse split of its common stock prior to the merger. The closing of this transaction is subject to the completion of a due diligence investigation and other closing conditions. The transaction is expected to close by early April 2005.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The impact from the adoption of SFAS No. 150 did not have a significant effect on the Company's consolidated financial statement presentation or disclosures.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", relating to consolidation of certain entities. In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R") that replaced the original FIN 46. FIN 46R requires identification of a company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand alone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46R. Accordingly, the implementation of the provisions of FIN 46R did not have a significant effect on the Company's consolidated financial statement presentation or disclosures.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15,

2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123(R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the impact, if any, that SFAS No. 123(R) will have on its financial statement presentation or disclosures.

ITEM 3.  CONTROLS AND PROCECURES

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)  Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable

Item 6.  Exhibits

2        Articles of Merger of IMOT Corporation (Utah Parent) into Intermost
                           Corporation (Wyoming Subsidiary).(1)
                  3(i)     Articles of Incorporation of Intermost
                           Corporation.(1)
                  3(ii)    Bylaws of Intermost Corporation.(1)
                  10.1     Stock Exchange Agreement between IMOT Information
                           Technology (Shenzhen) Ltd. and Guangzhou Ditai
                           Communication Co., Ltd. and Xiya Zhai dated
                           December 11, 2004 (2)
                  31       Certification of Chief Executive Officer and Chief
                           Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) (3)
                  32       Certification pursuant to 18 U.S.C. Section 1350, as
                           adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002. (3)

(1) Incorporated by reference from the registrant's Form 10-QSB for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 15, 2003.
(2) Incorporated by reference from the registrant's Current Report on Form 8-K filed on January 12, 2005.
(3) Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTERMOST CORPORATION
                                          (Registrant)


Date:  February 21, 2005              By:  /s/ ANDY LIN
                                           ----------------------------------
                                           Andy Lin
                                           President, Chief Executive Officer
                                           and Chief Financial Officer