Form 10QSB
period 2005-03-31
INTERMOST CORP
filed 2005-05-23
CIK 1088312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

     As of May 6, 2005, the issuer had 87,788,563 shares of common stock, US$0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format. Yes [ ] No [x]

                     INTERMOST CORPORATION AND SUBSIDIARIES

     This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 contains "forward-looking statements", including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Except as required by law, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                      INDEX



                                                                        Page
                                                                       Number


PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets -
            June 30, 2004 and March 31, 2005(Unaudited)                     1

       Condensed Consolidated Statements of Operations (Unaudited) ---
            Three Months and Nine Months ended March 31, 2004 and 2005      2

       Condensed Consolidated Statements of Cash Flows (Unaudited) ---
            Nine Months Ended March 31, 2004 and 2005                       3

       Notes to Condensed Consolidated Financial Statements ---
            Three Months and Nine Months Ended March 31, 2004 and 2005      4

    Item 2.  Management's Discussion and Analysis or Plan of
            Operation                                                       5

    Item 3.  Controls and Procedures                                       30

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                            31

     Item 2  Unregistered Sales of Equity Securities and Use of Proceeds   31

     Item 3  Defaults Upon Senior Securities                               31

     Item 4  Submission of Matters to a Vote of Security Holders           31

     Item 5  Other Information                                             31

     Item 6.  Exhibits                                                     32

SIGNATURES

                     INTERMOST CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     March 31, 2005
                                                           June 30, 2004              (unaudited)
                                                                RMB               RMB             US$

                                                   ASSETS
Current Assets
     Cash and cash equivalents                                   1,544,822           461,946          55,791
     Accounts receivable, including RMB69,302,329
         (US$8,369,846) from related companies at
         March 31, 2005                                          3,052,336        70,220,712       8,480,762
  Inventories                                                        6,000           641,310          77,453
  Deposits, prepayments and other receivables                    4,503,799         3,261,591         393,912
  Short-term investment                                                  -         1,560,000         188,406
  Due from group company                                                                   -               -
  Due from a related company                                                       4,250,000         513,285
                                                                         -
            Total current assets                                 9,106,957        80,395,559       9,709,609

Other Assets
  Investment in an associated company                           21,646,308        28,400,318       3,429,990
  Plant and equipment, net                                         365,400           261,104          31,534
    Goodwill, at cost                                            4,568,552        27,681,893       3,343,224
    Intangible assets, net                                                         2,661,092         321,388
                                                                         -
          Total assets                                          35,687,217       139,399,965      16,835,745

                          LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                            3,117,252        38,356,808       4,632,465
     Accrued liabilities and other payables                      1,714,076         6,036,567         729,054
     Customer deposits                                             421,051           756,178          91,326
     Deferred revenue                                              286,357           372,680          45,010
     Business taxes and government surcharges payable               36,131         7,445,288         899,189
     Due to a director                                             148,283           238,253          28,775
          Total current liabilities                              5,723,150        53,205,774       6,425,818
Minority Interests                                                 940,072        15,699,218       1,896,041
Commitments and Contingencies
Shareholders' Equity
Preferred stock, par value US$0.001 per share-
   Authorized - 5,000,000 shares
   Issued and outstanding - None                                         -                 -               -
Common stock, par value US$0.001 per share-
   Authorized - 500,000,000 shares
   Issued and outstanding --- 67,017,406 shares at
June
      30, 2004 and 87,064,685 shares at March 31,                  554,938           720,933          87,069
      2005
 Reserved and to be issued - 200,000 shares                          1,656                 -               -
 Additional paid-in capital                                    102,521,781       141,907,937      17,138,640
 Accumulated deficit                                           (74,023,484)      (72,103,002)     (8,708,092)
 Accumulated other comprehensive loss                             (30,896)          (30,896)         (3,731)
     Total shareholders' equity                                 29,023,995        70,494,972       8,513,886
     Total liabilities, minority interests and
        Shareholders' equity                                    35,687,217       139,399,965      16,835,745


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                                                INTERMOST CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                         Three Months Ended March 31,
                                                  2004                         2005
                                                  RMB                 RMB                US$

Net revenues, including RMB21,279,487
    (US$2,569,986) sold to related
    companies for the three months
    ended March 31, 2005                           4,296,247          25,523,488          3,082,547
Cost of revenues                                 (3,614,474)        (16,412,004)        (1,982,126)
                                            -----------------  ------------------  -----------------
                                            -----------------  ------------------  -----------------
Gross profit                                         681,773           9,111,484          1,100,421
                                            -----------------  ------------------  -----------------
Costs and expenses:
Selling, general and administrative
  expenses                                       (2,334,051)         (4,464,783)          (539,225)
Amortization of intangible assets                          -         (1,193,013)          (144,084)
                                            -----------------  ------------------  -----------------
Total costs and expenses                         (2,334,051)         (5,657,796)          (683,309)
                                            -----------------  ------------------  -----------------
Income (loss) from operations                    (1,652,278)           3,453,688            417,112
Interest income                                        3,747                 578                 70
Loan interest income                                       -                  52                  6
Investment income                                          -             224,640             27,130
Other income, net                                      7,230               2,367                286
                                            -----------------  ------------------  -----------------
                                            -----------------  ------------------  -----------------
Income (loss) before income taxes,
    minority interests and equity
in                                               (1,641,301)           3,681,325            444,604
    earnings of an associated company
Income taxes                                               -         (1,132,390)          (136,762)
                                            -----------------  ------------------  -----------------
                                            -----------------  ------------------  -----------------
Income (loss) before minority interests
  and equity in earnings of an associated
  company                                        (1,641,301)           2,548,935            307,842
Minority interests                                 (149,264)         (2,873,530)          (347,045)
                                            -----------------  ------------------  -----------------
                                            -----------------  ------------------  -----------------
Income (loss) before equity in earnings of
    an associated company                        (1,790,565)           (324,595)           (39,203)
Equity in earnings of an associated
    Company                                                -              63,661              7,688
                                            -----------------  ------------------  -----------------
                                            -----------------  ------------------  -----------------
Net income (loss)                                (1,790,565)           (260,934)           (31,515)
                                            =================  ==================  =================
                                            =================  ==================  =================

Net income (loss) per common share -
    basic and diluted                                 (0.03)             (0.003)           (0.0004)
                                            =================  ==================  =================
                                            =================  ==================  =================

Weighted average number of common shares
  outstanding - basic and diluted                 56,594,628          84,989,247         84,989,247
                                            =================  ==================  =================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                          Nine Months Ended March 31,
                                                  2004                         2005
                                                  RMB                 RMB                US$

Net revenues, including RMB70,356,410
    (US$8,497,151) sold to related
    companies for the nine months
    ended March 31, 2005                          12,034,785          80,334,117          9,702,188
Cost of revenues                                 (9,544,349)        (54,768,618)        (6,614,567)
                                            -----------------  ------------------  -----------------
                                            -----------------  ------------------  -----------------
Gross profit                                       2,490,436          25,565,499          3,087,621
                                            -----------------  ------------------  -----------------
Costs and expenses:
Selling, general and administrative
  expenses                                       (7,423,024)        (10,090,803)        (1,218,694)
Amortization of intangible assets                          -         (2,982,533)          (360,209)
                                            -----------------  ------------------  -----------------
Total costs and expenses                         (7,423,024)        (13,073,336)        (1,578,903)
                                            -----------------  ------------------  -----------------
Income (loss) from operations                    (4,932,588)          12,492,163          1,508,718
Interest income                                       13,939               3,768                454
Loan interest income                                       -                  52                  6
Investment income                                          -             224,640             27,129
Other income, net                                     28,496              34,822              4,205
                                            -----------------  ------------------  -----------------
                                            -----------------  ------------------  -----------------
Income (loss) before income taxes,
    minority interests and equity in
    earnings of an associated company            (4,890,153)          12,755,445          1,540,512
Income taxes                                               -         (3,470,560)          (419,150)
                                            -----------------  ------------------  -----------------
                                            -----------------  ------------------  -----------------
Income (loss) before minority interests
  and equity in earnings of an associated
  company                                        (4,890,153)           9,284,885          1,121,362
Minority interests                                 (410,376)         (9,468,415)        (1,143,528)
                                            -----------------  ------------------  -----------------
                                            -----------------  ------------------  -----------------
Income (loss) before equity in earnings
of                                               (5,300,529)           (183,530)           (22,166)
    an associated company
Equity in earnings of an associated
    company                                                -           2,104,012            254,108
                                            -----------------  ------------------  -----------------
                                            -----------------  ------------------  -----------------
Net income (loss)                                (5,300,529)           1,920,482            231,942
                                            =================  ==================  =================
                                            =================  ==================  =================

Net income (loss) per common share -
    basic and diluted                                 (0.10)                0.02              0.003
                                            =================  ==================  =================
                                            =================  ==================  =================

Weighted average number of common shares
  outstanding - basic and diluted                 54,335,387          79,273,850         79,273,850
                                            =================  ==================  =================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                Nine Months Ended March 31,
                                                                       2004                         2005
                                                                        RMB                RMB                 US$

Cash flows from operating activities:
Net income (loss)                                                      (5,300,529)           1,920,482             231,942
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Common stock reserved and to be issued in exchange for
        Services                                                         1,389,384              72,451               8,750
     Amortization of intangible assets                                           -           2,982,533             360,209
     Amortization of computer software held for sale                       465,750                   -                   -
     Equity in earnings of an associated company                                 -         (2,104,012)           (254,108)
     Loss on disposal of fixed assets                                            -              56,259               6,795
     Depreciation                                                          297,966             168,457              20,345
     Minority interests                                                    410,376           9,468,413           1,143,528
  Net assets held for sale                                               (837,281)                   -                   -
     (Increase) decrease in operating assets -
     Accounts receivable                                               (2,041,905)        (67,168,376)         (8,112,123)
     Inventories                                                           335,965           (514,267)            (62,109)
     Deposits, prepayments and other receivables                       (1,629,951)           1,249,436             150,898
     Increase (decrease) in operating liabilities -
     Accounts payable                                                      511,833          35,239,557           4,255,985
     Accrued liabilities and other payables                              (192,304)           4,574,966             552,532
     Customer deposits                                                     140,250             335,127              40,474
     Deferred revenue                                                       26,748              86,323              10,425
     Business taxes and government surcharges payable                      103,120           7,409,157             894,827
                                                                 ------------------ ------------------- -------------------
                                                                 ------------------ ------------------- -------------------
Net cash used in operating activities                                  (6,320,578)         (6,223,494)           (751,630)
                                                                 ------------------ ------------------- -------------------
                                                                 ------------------ ------------------- -------------------

Cash flows from investing activities:
  Short term loan financing provided                                   (1,300,000)                   -                   -
  Settlement of loan financing                                           1,300,000                   -                   -
  Purchase of property and equipment                                     (163,398)            (86,648)            (10,465)
    Cash acquired for investment in associated companies                         -         (4,649,998)           (561,594)
    Cash acquired from investment in subsidiary                                  -           5,037,294             608,369
  Increase in amount due from related companies                                  -           4,750,000             573,672
  Transfer of net assets held for sale                                     837,281                   -                   -
                                                                 ------------------ ------------------- -------------------
Net cash provided by (used in) investing activities                      (673,883)           5,050,648             609,982
                                                                 ------------------ ------------------- -------------------

Cash flows from financing activities:
   Advances from (repayment to) a director                               (134,016)              89,970              10,866
   Net proceeds from issuance of common stock                            7,882,581                   -                   -
                                                                 ------------------ ------------------- -------------------
Net cash provided by (used in) financing activities                      7,748,565              89,970              10,866
                                                                 ------------------ ------------------- -------------------
                                                                 ------------------ ------------------- -------------------

Cash and cash equivalents:
Net increase (decrease)                                                  2,101,870         (1,082,876)           (130,782)
Balance at beginning of period                                             652,453           1,544,822             186,573
                                                                 ------------------ ------------------- -------------------
                                                                 ------------------ ------------------- -------------------
Balance at end of period                                                 2,754,323             461,946              55,791
                                                                 ================== =================== ===================
                                                                 ================== =================== ===================

Supplemental cash flow information:
     Cash paid for interest                                                      -                   -                   -
     Cash paid for income taxes                                             16,657               2,012                 243
Non-cash investing and financing activities:
   Receivable from issuance of common stock                              1,808,352                   -                   -
      Issuance of reserved common stock                                          -               1,656                 200
      Issuance of common stock for service                                       -              72,451               8,750
      Transfer of net assets held for sale                                 837,281                   -                   -
       Acquisition of an associated company                                      -           4,499,998             543,478
     Acquisition of subsidiaries:
     Non-cash assets acquired                                                    -          10,677,622           1,289,568
     Liabilities assumed                                                         -             280,772              33,910
     Issuance of common stock                                                    -          34,444,800           4,160,000


         The accompanying notes are an integral part of these condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
           THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2004 AND 2005


1.       ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Intermost Corporation (the "Company") and its majority-owned subsidiaries, of which the Company has the ability to exercise control and direct operations and the minority interests do not possess participatory rights. All material intercompany balances and transactions have been eliminated on consolidation.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2005, the results of operations for the three months and nine months ended March 31, 2005 and 2004, and the cash flows for the nine months ended March 31, 2005 and 2004. The balance sheet as of June 30, 2004 is derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

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

The results of operations for the three months and nine months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2005.

2.       NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the three months and nine months ended March 31, 2004 and 2005. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. Exchange gains and losses were not significant for the three months and nine months ended March 31, 2004 and 2005.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 2005 of US$1.00 = Rmb8.28. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

4.       STOCK-BASED COMPENSATION

The Company may periodically issue shares of common stock for services rendered or for financing costs. The Company may also periodically issue shares of common stock in conjunction with the acquisition of an all or a portion of the equity interest in a business. The shares of common stock vest immediately on issuance and are not subject to any redemption rights.

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

The Company did not have any stock options outstanding during the period ended March 31, 2004 and 2005. Accordingly, no pro forma financial disclosure is provided herein.

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

The Company's consolidated subsidiaries organized in the PRC (China E.com Information Technology Ltd., IMOT Information Technology (Shenzhen) Ltd., ChinaE.com Technology Ltd., Shenzhen Bank Union & Jiayin E-commerce Company Ltd., Intermost Focus Advertising Company Ltd., Shanghai Newray Photographic Equipment Co., Ltd., Shenzhen Golden Anke Technology Ltd. and Hainan Concord Financial Products Development Co., Ltd.) are subject to PRC enterprise income taxes at a rate of 15%, except for Shanghai Newray Photographic Equipment Co., Ltd., which is subject to a special PRC enterprise income tax at a rate of 0.5% of turnover.

For the three months and nine months ended March 31, 2005, Shenzhen Golden Anke Technology Ltd. generated approximately 83% of the Company's consolidated taxable income. Since the losses from one subsidiary cannot be offset against the income from another subsidiary in determining the provision for income taxes, the Company's provision for income taxes for the three months and nine months ended March 31, 2005 reflected an effective rate of approximately 23% and 26%, respectively. The Company did not have any taxable income for the three months or nine months ended March 31, 2004.

8.       CONCENTRATION

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

During the three months and nine months ended March 31, 2005, the Company had sales to subsidiaries of Jiuding Group of RMB21,279,487 (US$2,569,986) and RMB70,356,410 (US$8,497,151), representing 83% and 87%, respectively, of net revenues for such periods.

At March 31, 2005, accounts receivable from subsidiaries of Jiuding Group aggregated RMB69,302,329 (US$8,369,846) or 98% of total accounts receivable at such date.

9.       HAINAN CONCORD FINANCIAL PRODUCTS DEVELOPMENT CO. LTD.

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

Pursuant to the Stock Exchange Agreement, IMOT Technology and the Company agreed to issue a total of 5,000,000 shares of the Company's common stock having an agreed-upon value of US$920,000 in exchange for the capital stock in Hainan Development. The value of the Company's common stock was agreed by the parties to be $0.184 per share, which was 85% of the average closing price for the 10 day trading period from November 16, 2004 through November 30, 2004. The consideration for the transaction was agreed to after arm's-length negotiations between the parties, which are unrelated to each other. On January 12, 2005, the Company issued 5,000,000 shares of the Company's common stock to certain parties designated by the Hainan Development stockholders. The shares were issued pursuant to Rule 144 of the Securities Act of 1933. All such shares will constitute restricted securities as defined by Rule 144 and will bear appropriate legends restrictions transferability.

10.      SHENZHEN INTERNATIONAL HI-TECH EXCHANGE

On December 8, 2004, IMOT Technology entered into an agreement to acquire 15% of the issued and outstanding shares of Shenzhen International Hi-Tech Exchange ("Shenzhen Exchange Centre") from Shenzhen Merchants Technology Investment Co., Ltd. On February 25, 2005, IMOT Technology received all necessary government approvals required to complete its acquisition of the 15% interest in Shenzhen Exchange Centre. Pursuant to the Share Transfer Agreement signed on December 8, 2004 among IMOT Technology, the Registrant, Shenzhen Merchant Technology and Snow Hill, the purchase price paid was Rmb 4,500,000, which is approximately US$543,478. The purchase price was paid with 2,470,355 shares of the Registrant's common stock. The value of the Registrant's common stock was determined to be $0.22 per share. This valuation was computed by averaging the closing price of the common stock during the period from October 18, 2004 to November 18, 2004. The consideration for the transaction was agreed to after negotiation by the purchasing and selling parties, none of whom is related. The shares were issued pursuant to Rule 144 of the Securities Act of 1933. All such shares will constitute restricted securities as defined by Rule 144 and will bear appropriate legends restrictions transferability.

In the Share Transfer Agreement, IMOT Technology has agreed to return a portion or all of the interest it purchased if, within the two years period following approval of the Share Transfer Agreement by the government of China, IMOT Technology fails to introduce foreign investors to Shenzhen International Hi-Tech Exchange who collectively engage in at least $500 million in exchange business with Shenzhen International Hi-Tech Exchange.

Shenzhen International Hi-Tech Exchange is located in Shenzhen, China and is authorized by the government of China to engage in the business of transferring property rights and corporate equity interests in China.

11.      SEGMENT INFORMATION

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in respect of its operating segments. The Company currently operates in four principle business segments, which are E-Commerce solutions, Digital security imaging system, Consultancy fee, and Photographic business. E-Commerce Solutions comprises revenue from web-site development contracts and maintenance contracts. Digital security imaging system consists of sales of surveillance system and maintenance, consultancy fee comprises services rendered for provision of information on property exchange right, and the Photographic Business consists of sales of photographic equipment.

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered, as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc. As all of the company's customers are located in PRC, and the company revenues are generated in PRC, no geographical Segment information is presented. Segment information for the nine months period ended March 31, 2005 is as follows:


 (a)    Net revenues:



                                                Nine Months Ended March 31, 2005
                                           -------------------------------------------
                                                           Rmb                    US$


       E-commerce solutions                          1,320,669                159,501
       Consultancy fee                                   3,750                    453
       Photographic business                         6,966,564                841,372
       Digital security imaging system              72,043,134              8,700,862
                                              -----------------    -------------------
                                              -----------------    -------------------
                                                    80,334,117              9,702,188
                                              =================    ===================
                                              =================    ===================


 (b)    Net loss:

                                           Nine Months Ended March 31, 2005
                                           ----------------------------------------------
                                                         Rmb                     US$


       E-commerce solutions                           (120,583)               (14,563)
       Consultancy fee                                 168,712                 20,376
       Photographic business                           341,216                 41,210
       Digital security imaging system               7,198,550                869,390
       Corporate expenses                           (5,644,053)              (681,649)
                                              -------------------     -------------------
                                              -------------------     -------------------
                                                     1,943,842                234,764
                                              ===================     ===================

   (c)    Assets:

                                                         As at March 31, 2005
                                              -------------------------------------------
                                                          Rmb                     US$


         E-commerce solutions                         542,690                  65,542
         Digital security imaging system           93,026,245              11,235,054
         Photographic business                      7,431,278                 897,498
         Consultancy fee                            8,551,033               1,032,733
         Corporate expenses                        29,848,720               3,604,918
                                              --------------------    -------------------
                                              --------------------    -------------------

                                                  139,399,966              16,835,745
                                              ====================    ===================

     Substantially all of the Company's identifiable assets are located in the PRC.

   (d)    Other items:

                                           Nine Months Ended March 31, 2005
                                           -------------------------------------
                                                     Rmb                  US$
         Depreciation:
             E-commerce solutions                150,832              18,216
             Photographic business                 2,528                 305
             Consultancy fee                       3,516                 425
             Corporate assets                     11,580               1,398
                                            -------------    -------------------

                                                 168,456              20,344
                                            =============    ===================
                                            =============    ===================

         Expenditures for fixed assets:
             E-commerce solutions                 57,164               6,904
             Corporate assets                     29,484               3,561
                                            -------------    -------------------

                                                  86,648              10,465
                                            =============    ===================
                                            =============    ===================

12.      SHANGHAI FORTUNE VENTURE LTD.

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

      The Company's investment in SFVL at March 31, 2005 was as follows:

                                                                                     Rmb                 US$


     Cash consideration paid                                                     600,000              72,464
     10,000,000 shares of the Company's common stock valued at $0.24 per
         share                                                                19,872,000           2,400,000
                                                                           --------------      ----------------
                                                                           --------------      ----------------

     Total consideration paid                                                 20,472,000           2,472,464

     25% of net income of SFVL for the period from April 13, 2004 to March
         31, 2005                                                              3,278,320             395,932
                                                                           --------------      ----------------
                                                                           --------------      ----------------

     Total                                                                    23,750,320           2,868,396
                                                                           ==============      ================
                                                                           ==============      ================



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

     As a result of the merger of the STE, although SFVL continues to maintain its membership, it is currently unclear how the NSB and the YRDE will conduct business going forward, and how SFVL will participate in the equity exchange markets, as a result of the pending issuance of final regulations by the local PRC government.

         Summarized financial information for SFVL is presented below.

                  Shanghai Fortune Venture Ltd. and Subsidiary
                           Consolidated Balance Sheet


                                                              March 31, 2005
                                                    ------------------------------------
                                                              Rmb                   US$

       Assets

       Current assets                                  22,315,673             2,695,130
       Equipment, net                                      87,235                10,536
       Intangible assets, net                             155,000                18,720
       Investments                                      1,249,690               150,929
                                                    --------------        --------------
                                                    --------------        --------------

       Total assets                                    23,807,600             2,875,315
                                                    ==============        ==============
                                                    ==============        ==============

       Liabilities and Stockholders' Equity

       Current liabilities                                 54,369                 6,567
       Minority interest                                1,577,013               190,460
       Stockholders' equity                            22,176,218               678,288
                                                    --------------        --------------
                                                    --------------        --------------

       Total liabilities and stockholders' equity      23,807,600             2,875,315
                                                    ==============        ==============
                                                    ==============        ==============


                  Shanghai Fortune Venture Ltd. and Subsidiary
                      Consolidated Statement of Operations

                                        Period From July 1, 2004 to March
                                                    31, 2005
                                       ------------------------------------
                                       ------------------ -----------------
                                                     Rmb               US$

       Net revenues                           33,450,244         4,039,885

       Cost of sales                        (25,920,434)       (3,130,487)
       Operating costs and expenses          (1,123,394)         (135,676)
       Other income                            2,959,891           357,474
       Minority interest                       (950,261)         (114,766)
                                          --------------- -----------------
                                          --------------- -----------------

       Net income                              8,416,046         1,016,430
                                          =============== =================
                                          =============== =================



     Shanghai Fortune Venture Ltd.'s operating subsidiary is exempt from PRC enterprise income taxes through December 31, 2004 due to a one year tax holiday. Beginning January 1, 2005, Shanghai Fortune Venture Ltd.'s operating subsidiary income tax rate will be 33%.

13.      PENDING TRANSACTIONS

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

     Currently, the Company offers products and services to businesses and consumers located primarily in China. The Company's plan is to take advantage of China's economic growth to expand its existing businesses and, possibly, in the future, to sell its products and services outside of China. The Company also has begun to acquire diverse businesses that are not dependent on, or directly related to, each other. During the past two years, the Company has acquired a digital imaging system business, a property rights exchange business, a security system business and a business that provides "smart cards", which are credit card sized cards that are able to be programmed to perform tasks and store information. The Company has used its technological expertise to enhance the products and services provided by these businesses. The diversification of the Company's business has resulted in an overall improvement in the Company's financial condition. Currently, over 90% of the Company's revenues are generated by its subsidiaries, Shenzhen Golden Anke Technology Ltd. ("Shenzhen Golden Anke"), which sells digital security imaging systems, and Shanghai Newray Photographic Equipment Co., Ltd. ("Shanghai Newray"), which sells digital photographic equipment. The balance of the Company's revenues are generated primarily by other subsidiaries, China E.com Information Technology Ltd. ("China E.com"), which distributes licenses for Chinese language translation software and offers web design and hosting services, and Hainan Concord Financial Products Development Co. Ltd., ("Hainan Development"), which provide financial institutions with research and development services for their financial products and instruments. The Company also receives distributions from its minority interest in Shanghai Fortune Venture Ltd. ("Shanghai Fortune"), an associated company.

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

Results of Operations - Three Months Ended March 31, 2005 and 2004

All amounts shown below are presented in US$. As used below, the letter "K" appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the three months ended March 31, 2005 consisted primarily of the sales of digital security imaging systems and photographic equipment by the Company's subsidiaries, Shenzhen Golden Anke and Shanghai Newray. The balance of the Company's revenues was derived from other subsidiary, China E.com, which provides e-commerce solutions, and Hainan Development, which provide services rendered for provision of information on property right exchange. Net revenues for the three months ended March 31, 2004 consisted primarily of the sales of photographic equipment, e-commerce solutions and management fee income. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:


                                          Net Revenues                      Percent of Net Revenues
                              --------------------------------------  -------------------------------------
                              --------------------------------------  -------------------------------------
                                  Three Months Ended March 31,          Three Months Ended December 31,
                              --------------------------------------  -------------------------------------
                              --------------------------------------  -------------------------------------
                                     2004                2005               2004                2005
                                      US$                 US$

E-commerce solutions                   67,712            54,423              13.0%                1.8%
Sales of computer software                797                 -               0.2%                  0%
Sales of photographic
  equipment                           424,516           439,015              81.8%               14.2%
Sales of digital security
  imaging system                            -         2,588,656                  -               84.0%
Consultancy fee                             -               453                  -                   -
Management fee income                  25,846                 -               5.0%                   -
                              ----------------  ----------------  -----------------   -----------------
                              ----------------  ----------------  -----------------   -----------------
Total                                 518,871         3,082,547             100.0%              100.0%
                              ================  ================  =================   =================

Total net revenues increased by 494% to $3,083K during the three months ended March 31, 2005, as compared to $519K during the three months ended March 31, 2004. The increase in total net revenues was primarily attributable to sales of digital security imaging systems made through the Company's subsidiary, Shenzhen Golden Anke, which the Company acquired in August 2004. Revenues from sales of photographic equipment made by the Company's subsidiary, Shanghai Newray, increased by $14K or 3% during the three months ended March 31, 2005, to $439K as compared to $424K earned during the three months ended March 31, 2004. Approximately 90% of the revenues earned by Shanghai Newray during the three months ended March 31, 2005 were earned from the sales and installation of LCD monitors. Revenues attributable to e-commerce solutions decreased by $13K or 20%, to $54K during the three months ended March 31, 2005, as compared to $68K earned during the three months ended March 31, 2004. The decline in revenues relating to the Company's e-commerce solutions business resulted primarily from the diversion of management's attention from this business to the businesses of the Company's more recently acquired subsidiaries, which management believes have the potential to be more profitable.

Approximately 84% of the Company's net revenues for the three months ended March 31, 2005 aggregating $2,589K were attributable to the sales of digital security imaging systems made through Shenzhen Golden Anke. The purchasers of these systems are the subsidiaries of Jiuding Group, which sell the systems to third parties. The major shareholders of Jiuding Group are also the 49% shareholders of Shenzhen Golden Anke.

Prior to the acquisition of Shenzhen Golden Anke, the Company's subsidiary, Shanghai Newray, a seller of photographic equipment, accounted for approximately 82% of the Company's revenues.

The sale of the Company's products to a small number of customers may cause net sales and operating results to fluctuate from quarter to quarter based on the customers' requirements and the timing of their orders and shipments. The Company does not have long-term sales contracts with its customers, although the Company believes that its relationships with its customers is satisfactory. The loss of any of the Company's significant customers, in particular the Jiuding Group, would have a material adverse effect on the Company's business, results of operations and financial condition. If the Company were unable to replace its significant customers, either with other major customers or with a significant increase in the orders placed by smaller customers, the Company could be forced to severely curtail, or possibly even cease, its operations.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

                                  Cost of Revenues                    Percent of Net Revenues
                           -----------------------------------  -------------------------------------
                           -----------------------------------  -------------------------------------
                            Three Months Ended March 31,            Three Months Ended March 31,
                           -----------------------------------  -------------------------------------
                           -----------------------------------  -------------------------------------
                               2004                2005               2004                2005
                                US$                 US$

Engineering/technician
  salaries                      27,229            18,740               5.2%                0.6%
Cost of computer software          736         (150,000)               0.1%               -4.9%
Cost of photographic
  equipment                    381,724           388,395              73.6%               12.6%
Cost of digital security
  imaging system                     -         1,710,138                  -               55.5%
Depreciation                       974             1,233               0.2%                0.1%
Other                           25,868            13,620               5.0%                0.4%
                           ------------  ----------------  -----------------   -----------------
                           ------------  ----------------  -----------------   -----------------
Total                          436,531         1,982,126              84.1%               64.3%
                           ============  ================  =================   =================

Cost of revenues increased by 354% to $1,982K or 64.3% of net revenues for the three months ended March 31, 2005, as compared to $437K or 84.1% of net revenues for the three months ended March 31, 2004.

The principal components of cost of revenues during the three months ended March 31, 2005 were engineer and technician salaries, costs of photographic equipment and digital security imaging systems hardware, other costs associated with engineering and technical staff support, goods returned to KanHan Technologies Ltd. and depreciation of equipment utilized in connection with the Company's operations.

The increase in costs of revenues in 2005 as compared to 2004 was principally attributable to the increase in sales of the Company's digital security imaging systems. The decrease in costs of revenues as a percentage of revenues in 2005 as compared to 2004 resulted from the higher gross profit margins that are attributable to sales of the Company's digital security imaging systems.

The $(150K) cost of computer software is due to the cancellation of the agreement with KanHan Technologies Limited entered in 2002. Since no sales of any of those software has been made, both companies agreed to cancel the agreement on March 31, 2005 and the computer software are returned and the cost of those computer software are reversed.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

                                          SG&A Expense                       Percent of Net Revenue
                              --------------------------------------  -------------------------------------
                              --------------------------------------  -------------------------------------
                                  Three Months Ended March 31,            Three Months Ended March 31,
                              --------------------------------------  -------------------------------------
                              --------------------------------------  -------------------------------------
                                     2004                2005               2004                2005
                                      US$                 US$

Sales and marketing salaries
  and commissions                    23,641            17,697               4.6%                0.6%
Advertising and other sales
  and marketing expenses             30,439            18,393               5.9%                0.6%
Rentals                              18,021            15,583               3.5%                0.5%
Administrative salaries              26,498            36,407               5.1%                1.2%
Corporate overhead                  183,291           451,143              35.3%               14.6%
                              --------------  ----------------  -----------------   -----------------
Total                               281,890           539,223              54.4%               17.5%
                              ==============  ================  =================   =================

For the three months ended March 31, 2005, SG&A expense increased 91% to $539K, as compared to $282K for the three months ended March 31, 2004.

The increase in SG&A expense in 2005 as compared to 2004 was principally attributable to an increase in corporate overhead, which included expenses of approximately $275K incurred in conjunction with audit fees incurred with respect to the June 30, 2004 audit and preparation of the June 30, 2004 Form 10-KSB Annual Report, the acquisition of a 25% interest in Shanghai Fortune and a 51% interest in Shenzhen Golden Anke, and the review and preparation of the September 30, 2004 and December 31, 2004 Form 10-QSB Quarterly Reports. The $10K increase in administrative salaries was mainly attributable to salary increases to employees and management. During the three months ended March 31, 2005, the Company reduced its sales team as a result of management's reassessment of the manpower required to generate sales and service to the Company's customers.

Income Taxes

Income taxes for the three months ended March 31, 2005 were $137K. The Company did not have any income taxes for the three months ended March 31, 2004.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income (loss) of Intermost Focus Advertising, Shanghai Newray, Shenzhen Golden Anke and Hainan Development. Minority interests were $(344K) for the three months ended March 31, 2005, as compared to minority interests of $(18K) for the three months ended March 31, 2004.

Equity in earnings of an associated company was $7K for the three months ended March 31, 2005, representing the Company's proportionate share of the earnings of Shanghai Fortune. The Company did not have any equity in earnings of an associated company for the three months ended March 31, 2004.

Net Income (Loss)

As a result of the aforementioned factors, the Company had net loss of $29K during the three months ended March 31, 2005, as compared to a net loss of $216K during the three months ended March 31, 2004.

Results of Operations - Six Months Ended March 31, 2005 and 2004

Net Revenues

Net revenues for the nine months ended March 31, 2005 consisted primarily of the sales of digital security imaging systems and photographic equipment by the Company's subsidiaries, Shenzhen Golden Anke and Shanghai Newray. The balance of the Company's revenues was derived from another subsidiary, China.E.com, which provides e-commerce solutions, and Hainan Development, which provide services rendered for provision of information on property right exchange. Net revenues for the nine months ended March 31, 2004 consisted primarily of the sales of photographic equipment, e-commerce solutions, computer software sales, and fees from the subsidy provided to us by KanHan Technologies Ltd. for the Company's services in introducing its software. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

                                         Net Revenues                       Percent of Net Revenues
                             -------------------------------------    -------------------------------------
                             -------------------------------------    -------------------------------------
                                 Nine Months Ended March 31,              Nine Months Ended March 31,
                             -------------------------------------    -------------------------------------
                             -------------------------------------    -------------------------------------
                                   2004                 2005                2004                2005
                                    US$                 US$

E-commerce solutions               250,829            159,501                17.3%                1.6%
Sales of computer software           5,755                  -                 0.4%                  -%
Sales of photographic
  equipment                      1,093,511            841,372                75.2%                8.7%
Sales of digital security
  imaging system                         -          8,700,862                    -               89.7%
Consultancy fee                          -                453                    -                   -
                             ---------------------------------    -------------------------------------
Management fee income              103,382          9,702,188                100.0%              100.0%
                             ==============    ===============    =================    ================

Total net revenues increased by 568% to $9,702K during the nine months ended March 31, 2005, as compared to $1,453K during the nine months ended March 31, 2004. The increase in total net revenues was attributable to the sales of digital security imaging systems made through the Company's subsidiary, Shenzhen Golden Anke, which the Company acquired in August 2004. Revenues from the sales of photographic equipment made by the Company's subsidiary, Shanghai Newray, decreased by $252K or 23% during the nine months ended March 31, 2005 to $841K, as compared to $1,094K during the nine months ended March 31, 2004. This decline in revenues resulted from a shift in the Company's business emphasis from the sale of photographic equipment to the production and installation of LCD monitors in the Shanghai railway system. Revenues attributable to e-commerce solutions decreased by $91K or 36%, to $159K during the nine months ended March 31, 2005, as compared to $251K during the nine months ended March 31, 2004. The decline in revenues relating to the Company's e-commerce solutions business resulted primarily from the diversion of management's attention from this business to the businesses of the Company's more recently acquired subsidiaries, which management believes have the potential to be more profitable.

Approximately 90% of the Company's net revenues during the nine months ended March 31, 2005 aggregating $8,701K were attributable to sales of digital security imaging systems made through Shenzhen Golden Anke. The purchasers of these systems were the subsidiaries of Jiuding Group, which sell the systems to third parties. The major shareholders of Jiuding Group are also the 49% minority shareholders of Shenzhen Golden Anke.

Prior to the acquisition of Shenzhen Golden Anke, the Company's subsidiary, Shanghai Newray, a seller of photographic equipment, accounted for approximately 75% of the Company's revenues. During the nine months ended March 31, 2005, the Shanghai railway system provided approximately 9% of Shanghai Newray's revenues.

The sale of the Company's products to a small number of customers may cause net sales and operating results to fluctuate from quarter to quarter based on the customers' requirements and the timing of their orders and shipments. The Company does not have long-term sales contracts with its customers, although the Company believes that its relationship with its customers is satisfactory. The loss of any of the Company's significant customers, in particular the Jiuding Group, would have a material adverse effect on the Company's business, results of operations and financial condition. If the Company were unable to replace its significant customers, either with other major customers or with a significant increase in the orders placed by smaller customers, the Company could be forced to severely curtail, or possibly even cease, its operations.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

                                        Cost of Revenues                    Percent of Net Revenues
                              --------------------------------------  -------------------------------------
                              --------------------------------------  -------------------------------------
                                   Nine Months Ended March 31,            Nine Months Ended March 31,
                              --------------------------------------  -------------------------------------
                              --------------------------------------  -------------------------------------
                                     2004                2005               2004                2005
                                      US$                 US$

Engineering/technician
  salaries                            79,362            55,766               5.5%                0.6%
Cost of computer software              5,352         (150,000)               0.4%               -1.5%
Cost of photographic
  equipment                          980,713           747,986              67.5%                7.7%
Cost of digital security
  imaging system                           -         5,915,314                  -               61.0%
Depreciation                           2,683             3,699               0.2%                   -
Other                                 84,589            41,802               5.8%                0.4%
                             ----------------  ----------------  -----------------   -----------------
                             ----------------  ----------------  -----------------   -----------------
Total                              1,152,699         6,614,567              79.4%               68.2%
                             ================  ================  =================   =================

Cost of revenues increased by 474% to $6,615K or 68.2% of net revenues for the nine months ended March 31, 2005, as compared to $1,153K or 79.4% of net revenues during the nine month period ended March 31, 2004.

The principal components of cost of revenues during the nine months ended March 31, 2005 were engineer and technician salaries, costs of photographic equipment and digital security imaging systems hardware, other costs associated with engineering and technical staff support, goods returned to KanHan Technologies Ltd. and depreciation of equipment utilized in connection with the Company's operations.

The increase in costs of revenues, in total and as a percentage of revenues, in 2005 as compared to 2004 was principally attributable to the increase in the Company's revenues.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

                                          SG&A Expense                       Percent of Net Revenue
                              --------------------------------------  -------------------------------------
                              --------------------------------------  -------------------------------------
                                   Nine Months Ended March 31,            Nine Months Ended March 31,
                              --------------------------------------  -------------------------------------
                              --------------------------------------  -------------------------------------
                                     2004                2005               2004                2005
                                      US$                 US$

Sales and marketing salaries
  and commissions                     101,775            58,359               7.0%                0.6%
Advertising and other sales
  and marketing expenses               91,896            78,570               6.3%                0.8%
Rentals                                58,741            46,601               4.0%                0.5%
Administrative salaries                79,232           108,088               5.5%                1.1%
Corporate overhead                    564,856           927,078              38.9%                9.6%
                              ----------------  ----------------  -----------------   -----------------
Total                                 896,500         1,218,696              61.7%               12.6%
                              ================  ================  =================   =================

For the nine months ended March 31, 2005, SG&A expense increased 35.9% to $1,219K, as compared to $897K for the nine months ended March 31, 2004.

The increase in SG&A expense in 2005 as compared to 2004 was principally attributable to $45K in expenses incurred in conjunction with investor relation activities and an increase in corporate overhead, which included audit fees of $429K, consultancy fees of $138K, professional fees of $141K, expenses of $27K related to overseas travel, and costs associated with a decrease in the Company's sales and marketing staff and marketing expenses.

Income Taxes

Income taxes for the nine months ended March 31, 2005 were $419K. The Company did not have any income taxes for the nine months ended March 31, 2004.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income (loss) of Intermost Focus Advertising, Shanghai Newray, Shenzhen Golden Anke and Hainan Development. Minority interests were $(1,141K) for the nine months ended March 31, 2005, as compared to minority interests of $(50K) for the nine months ended March 31, 2004.

Equity in earnings of an associated company was $254K for the nine months ended March 31, 2005, representing the Company's proportionate share of the earnings of Shanghai Fortune. The Company did not have any equity in earnings of an associated company for the nine months ended March 31, 2004.

Net Income (Loss)

As a result of the aforementioned factors, the Company had net income of $235K during the nine months ended March 31, 2005, as compared to a net loss of $640K during the nine months ended March 31, 2004.

Liquidity and Capital Resources -March 31, 2005

At March 31, 2005, the Company had cash and cash equivalents of $56K and working capital of $3,284K, as compared to $187K of cash and cash equivalents and $409K of working capital at June 30, 2004.

Net cash used in operating activities was $752K for the nine months ended March 31, 2005, as compared to net cash used in operating activities of $763K for the nine months ended March 31, 2004. Net cash used in operating activities decreased in 2005 as compared to 2004 as a result of paying liabilities, which increased due to our expanded operations. Our use of cash was partially offset by non-cash charges, including the use of our common stock (or the reservation of common stock to be used) in exchange for services in the amount of $9K, depreciation expense in the amount of $20K and amortization of intangible assets in the amount of $360K.

Net cash provided by investing activities was $610K for the nine months ended March 31, 2005, consisting of $57K of funds resulting from the acquisition of a 51% interest in Shenzhen Golden Anke, $551K for the acquisition of a 80% interest in Hainan Development, offset in part by $10K for the purchase of property and equipment and of $562K for acquisition of 15% interest in Shenzhen International Hi-Tech. Net cash used in investing activities was $20K for the nine months ended March 31, 2004 for the purchase of property and equipment, offset in part by $837K for net asset held for sale.

Net cash provided by financing activities was $11K, for advance from a director, for the nine months ended March 31, 2005. During the nine months ended March 31, 2004, net cash provided by financing activities was $936K, consisting of $952K in net proceeds from the issuance of common stock and an advance from a director of $16K.

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

Principal Commitments

At March 31, 2005, the Company does not have any material commitments for operating leases or capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at March 31, 2005.

Off-Balance Sheet Arrangements

The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements at March 31, 2005.

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

ITEM 3.  CONTROLS AND PROCECURES

We strive to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designated and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Our independent accountants, Thomas Leger & Co. LLP conducted audits of our financial statements for 2002, 2003 and 2004. In connection with the issuance of its report of the independent registered public accounting firm, Thomas Leger & Co. LLP reported to our Board of Directors two material weaknesses under standards established by the Public Company Accounting Oversight Board regarding some elements of our system of internal controls. They noted the following material deficiencies:


(i) The Company lacked certain procedures and required expertise needed to properly account for non-rountine transactions (such as acquisitions of other businesses) and preparation of its required financial statement disclosure in accordance with U.S. G.A.A.P. and SEC rules and regulations.

(ii) The Company has restated its consolidated financial statements for the year ended December 31, 2002 to reflect merger costs of $867,411 as post-acquisition activity. This restatement adjustment is considered a material weakness over financial reporting as defined by the PCAOB.

We have conducted a review of the errors requiring restatement, including a separate review by our board of directors to determine what remedial measures were necessary. We believe our management has taken or is in the process of taking the steps necessary to correct the errors and avoid similar errors in the future.

As required by SEC rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer concluded that our disclosure controls and procedures are effectively in timely alerting them to material information relating to us (including our subsidiaries) required to be included in our periodic SEC filings.

Other than the foregoing initatives, there were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

While we have taken or are in the process of taking the foregoing steps in order to address the adequacy of our disclosure controls and procedures, and, in addition, to develop and implement a formal set of internal controls and procedures for financial reporting in accordance with SEC's proposed rules to adopt the internal control report requirements included in Section 404 of the Sarbanes-Oxley Act of 2002, the effiency of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by our external auditors. As a result, it is likely that additional changes will be made to our internal controls.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On May 2, 2005, we authorized the issuance of 723,878 shares of common stock to Richardson & Patel for settlement of the legal and professional fee payable to them as at March 31, 2005. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offerees and the parties they designated to receive the stock were accredited investors.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable

Item 6.  Exhibits

     2.1 Articles of Merger of IMOT Corporation (Utah Parent) into Intermost Corporation (Wyoming Subsidiary).(1)
     3.1   Articles of Incorporation of Intermost Corporation.(1)
     3.2   Bylaws of Intermost Corporation.(1)
     10.1 Stock Exchange Agreement between IMOT Information Technology (Shenzhen) Ltd. and Shenzhen Merchant
           Technology Investment Co., Ltd. And Snow Hill Developments Limited dated December 8, 2004 (2)
     31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) (3)
     32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
           906 of the Sarbanes-Oxley Act of 2002. (3)
 (1) Incorporated by reference from the registrant's Form 10-QSB for the quarter ended March 31, 2003 filed with the Securities and Exchange
     Commission on May 15, 2003.
 (2) Incorporated by reference from the registrant's Current Report on Form 8-K filed on January 12, 2005.
 (3) Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INTERMOST CORPORATION
                                         (Registrant)


Date:  May 20, 2005                       By:  /s/ANDY LIN
                                                Andy Lin
                                           President, Chief Executive Officer
                                           and Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number      Description of Exhibit
--------    -----------------------

2 Articles of Merger of IMOT Corporation (Utah parent) into Intermost Corporation (Wyoming subsidiary) (1)
3(i)     Articles of Incorporation of Intermost Corporation (1)
3(ii)    Bylaws of Intermost Corporation (1)
10.1     Stock Exchange Agreement between IMOT Information Technology
         (Shenzhen) Ltd. and Shenzhen Merchant Technology Investment Co., Ltd. And Snow Hill Developments Limited dated December 8, 2004 (2)
31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         (3)

(1) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.

(2) Incorporated by reference from the Company's Current Report on Form 8-K dated January 6, 2005, as filed with the Securities and Exchange Commission on January 12, 2005.

(3)  Filed herewith.

                                  CERTIFICATION

I, Andy Lin, Chief Executive Officer and Chief Financial Officer of Intermost Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Intermost Corporation (the "Company") for the three months ended March 31, 2005;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and I have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls over financial reporting.

Date:  May 20, 2005                            /s/ ANDY LIN
                                               -----------------------------
                                               Andy Lin
                                               Chief Executive Officer
                                               and Chief Financial Officer

                                                      Exhibit 32

                                  CERTIFICATION
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the filing by Intermost Corporation (the "Company") with the Securities and Exchange Commission of its Quarterly Report on Form 10-QSB for the three months ended March 31, 2005 (the "Report"), the undersigned, Andy Lin, Chief Executive Officer and Chief Financial Officer of the Company, does hereby certify, that to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.


Date:  May 20, 2005                     /s/ ANDY LIN
                                        ------------------------------
                                        Andy Lin
                                        Chief Executive Officer
                                        and Chief Financial Officer