Form 10QSB/A
period 2005-03-31
INTERMOST CORP
filed 2005-07-11
CIK 1088312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                Amendment No. 1

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

ITEM 3.  CONTROLS AND PROCECURES

 (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

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

                                         INTERMOST CORPORATION
                                         (Registrant)


Date:  July 11, 2005                      By:  /s/ANDY LIN
                                                Andy Lin
                                           President, Chief Executive Officer
                                           and Chief Financial Officer

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

Date:  July 11, 2005                            /s/ ANDY LIN
                                               -----------------------------
                                               Andy Lin
                                               Chief Executive Officer
                                               and Chief Financial Officer

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


Date:  July 11, 2005                     /s/ ANDY LIN
                                        ------------------------------
                                        Andy Lin
                                        Chief Executive Officer
                                        and Chief Financial Officer