Form 10KSB
period 2005-06-30
INTERMOST CORP
filed 2005-10-12
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                     For the Fiscal Year Ended June 30, 2005

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number 0-30430

                              INTERMOST CORPORATION
                 (Name of Small Business Issuer in its charter)

          Wyoming                                     87-0418721
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

             31st Floor, B31-23 Guomao Building, Renmin Rd.(South),
                             Shenzhen, China 518014
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

                                                         Yes  X    No
                                                             -----     ------

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant's revenues for the fiscal year ended June 30, 2005 were $16,834,252

         The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of September 30, 2005 was 145,410,278. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2005, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $13,086,925.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

         Transition Small Business Disclosure Format:   Yes         No    X
                                                           -------      -------

                                TABLE OF CONTENTS
                                                                            Page

PART I

         ITEM 1.      DESCRIPTION OF BUSINESS..............................   4
         ITEM 2.      DESCRIPTION OF PROPERTY..............................   9
         ITEM 3.      LEGAL PROCEEDINGS....................................   9
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS.....................................  10

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY.............................
                      RELATED STOCKHOLDER MATTERS AND
                      SMALL BUSINESS ISSUERS PURCHASE OF EQUITY SECURITIES.  10
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION.................................  12
         ITEM 7.      FINANCIAL STATEMENTS.................................  20
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE...............  20
         ITEM 8A.     CONTROLS AND PROCEDURES..............................  20
         ITEM 8B      OTHER INFORMATION....................................  21

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT....................  21
         ITEM 10.     EXECUTIVE COMPENSATION...............................  23
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT AND RELATED
                      STOCKHOLDER MATTERS..................................  25
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......  25
         ITEM 13.     EXHIBITS.............................................  26
         ITEM 14      PRINCIPAL ACCOUNTANT FEES AND SERVICES...............  27

SIGNATURES.................................................................  28

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

                       Information on Currency Translation

All amounts are in Renminbi ("Rmb") unless indicated to be in United States Dollars ("$" or "US$"). Our sales are principally in Renminbi. The translation of Renminbi amounts into US dollars are for reference purposes only and have been made at the exchange rate of Rmb8.28 for US$1. The People's Bank of China sets and publishes daily a base exchange rate with reference primarily to the supply and demand of Renminbi against the United States dollar in the market during the prior day. The People's Bank of China also takes into account other factors such as the general conditions existing in the international foreign exchange markets. Although Chinese governmental policies were introduced in 1996 to reduce restrictions on the convertibility of Renminbi into foreign currency for current amount items, conversion of Renminbi into any other currency for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration for Foreign Exchange. Renminbi which had been tightly pegged at Rmb8.28 for US$1 for the previous decade, was revalued on July 21, 2005 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Peoples Bank of China also announced that the Renminbi would be pegged to a basket of foreign currencies, rather then being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. The translation of Renminbi amounts in this Annual Report on Form 10-KSB is not a representation that the Renminbi amounts could actually be converted into United States dollars at that rate or at any other rate on that date or on any other date.
                                       3

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

In November 2002 ChinaE purchased eight licenses for HanWEB Publishing Server 3.0, an online real time translation engine that translates traditional Chinese characters, used in most of the world, to simplified Chinese characters, which are used only in China, and vice versa, and six licenses for HanVoice Web to Phone Server 1.0, a real time Internet to telephone conversion server for Cantonese, Putonghua and English. These were purchased from KanHan Technologies Ltd. ("KanHan") at a cost of $150,000. The Company was one of two distributors of these licenses in China.

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

In May, 2003, the Company's wholly owned subsidiary, IMOT Information Technology (Shenzhen) Ltd. ("IMOT Technology"), received approval from the governments of Shenzhen and Shanghai for its proposed acquisition of 51% of the issued and outstanding shares of Shanghai Newray Photographic Equipment Co., Ltd. ("Shanghai Newray") from Shanghai Newray Business Development Co., Ltd. ("Shanghai Newray Business"), the owner of 75.5% of the issued and outstanding capital stock of Shanghai Newray. Shanghai Newray is located in Shanghai and is engaged in the sale of digital photographic equipment. Approval of the governments of Shenzhen and Shanghai was required to complete the acquisition, which was memorialized by a Shareholding Transfer Agreement entered into on May 23, 2003 between IMOT Technology and Shanghai Newray Business.

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

On October 3, 2003 IMOT Technology entered into an agreement for the acquisition of 25% of the issued and outstanding shares of Shanghai Fortune Venture Limited ("Shanghai Fortune") from certain shareholders of Shanghai Fortune. Shanghai Fortune has the right to operate a property rights exchange in Shanghai, and through its investment in Xi'an Assets and Equity Exchange, operate a property rights exchange in Xi'an. In China, property rights, including intellectual property rights, may be listed on and transferred through such exchanges. The share transfer was approved by the government of Shanghai on April 12, 2004. The consideration for this acquisition was Rmb600,000, approximately $72,464, in cash plus 10 million shares of our common stock. The value of the common stock was determined to be $0.24 per share, based upon the average of the closing prices for the 10-day period from September 22, 2003 to October 1, 2003. The shares were issued on April 14, 2004.

On August 10, 2004, all necessary government approvals were obtained to complete the transfer of 51% of the issued and outstanding shares of Golden Anke Technology Ltd. ("Golden Anke") from two of its shareholders, Tu Guoshen and Li Zhiquan, to IMOT Technology. Pursuant to the Share Transfer Agreement signed on March 31, 2004 among IMOT Technology, Intermost, Golden Anke, Tu Guoshen and Li Zhiquan, the purchase price paid for the stock was $3.24 million. On August 10, 2004 we issued to the selling shareholders 12 million shares of our common stock, in full payment of the purchase price. The value of our common stock was determined by applying a 20% discount to the average closing price during the period from January 20 to March 19, 2004. Golden Anke is a leading digital security imaging system provider operating in China. Golden Anke offers a variety of solutions in video surveillance, digital image processing and compressing, Internet image transfer and imaging security systems.

In September 2, 2004, IML incorporated a 100% owned subsidiary, ChinaE.com Technology (Shenzhen) Ltd. ("ChinaE Tech"), to take over the business of ChinaE to provides and support Internet services including, but not limited to, web-hosting, web design, domain name registration and software development.

On December 8, 2004, IMOT Technology entered into an agreement for the acquisition of 15% of the issued and outstanding shares of Shenzhen International Hi-Tech Exchange ("Hi-Tech Exchange") from Shenzhen Merchant Technology Investment Co., Ltd. Hi-Tech Exchange is an enterprise authorized by the PRC government to carry out business in the transfer of hi-tech property rights and corporate equity interests. The share transfer was approved by the government of Shenzhen on February 25, 2005. The consideration for this acquisition was 2,470,355 shares of our common stock. The value of the common stock was determined to be $0.22 per share based upon the average of the closing prices for the period from October 18, 2004 to November 18, 2004. The share were issued on February 28, 2005.

On January 6, 2005, all necessary government approvals were obtained to complete the transfer of 80% of the issued and outstanding shares of Hainan Concord Financial Products Development Co., Ltd. ("Hainan Concord") from Guangzhou Ditai Communication Co., Ltd. and Zhai Xiya to IMOT Technology. Pursuant to the Share Transfer Agreement signed on December 11, 2004 the purchase price paid for the stock was $917,874. On January 12, 2005 we issued to the selling shareholders 5 million shares of our common stock, in full payment of the purchase price. The value of our common stock was determined by applying a 15% discount to the average closing price for the 10 days trading period from November 16, 2004 to November 30, 2004. Hainan Concord's principle business is to issue and manage multi-functional membership cards for the people who participate in private equity exchange in Hainan. Hainan Concord also provide financial institutions with research and development services for their financial products and instruments.

Management is continuing efforts to identify and explore acquisition, merger and development opportunities.

Products and Services

Internet Services

Through ChinaE Tech, our wholly-owned subsidiary, we offer web design, web hosting, domain name registration, software development and office automation software to our clients. We operate within what is commonly referred to as the "business-to-business" segment of the Internet market, where products and services are offered principally to businesses, as compared to the "business-to-consumer" segment of the Internet services market, where products and services are offered to consumers directly.

We locate web design and hosting customers and secure web design and hosting projects primarily through the efforts of our sales team. We currently employ 10 sales persons for our Internet solution services. All of our sales team members are based in Shenzhen, but occasionally travel throughout China, as necessary. Our sales persons are paid a base salary, and earn commissions on revenues we receive from the customers they secure.

Digital Imaging System

We sell digital photographic equipment and we provide value-added services (such as software design and system integration) for such equipment, and LCD monitors through our subsidiary. Shanghai Newray is also a wholesaler of various brands of consumer digital photographic equipment, including traditional 35mm cameras, digital cameras and camera accessories. During the 2005 fiscal year, we successfully developed the market for sales of LCD monitors to the Shanghai Railway Department for installation of LCD monitors on all the train in Shanghai. One customers of Shanghai Newray accounted for approximately 85% of our revenues.

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

Our associated company, Shanghai Fortune is a registered member of Shanghai Technology Exchange ("STE"). In December 2003 STE was merged into Shanghai United Assets & Equity Exchange (SUAEE). SUAEE has continued STE's exchange business and Shanghai Fortune is a registered member of SUAEE and will continue to operate. Shanghai Fortune also owns a 33.75% interest in the Xi'an Assets and Equity Exchange. Furthermore, Shanghai Fortune also offers consultancy services related to property right transfers, including financial arrangements and advice and assistance with business combinations. Shanghai Fortune finds prospective clients principally through its team of project managers and through referrals by its business network.

Our subsidiary, Hainan Concord's principle business is to issue and manage multi-functional membership cards for the people who participate in private equity exchange in Hainan, and has an exclusive agreement with Hainan Exchange Centre Non-Public Company Registration Co., Ltd. to issue multi-functional membership and credit cards to their members.

Through our 15% investment in Hi-Tech Exchange, we have further expended our investment in Shenzhen, China, Hi-Tech Exchange is authorized by the government of China to engage in the business of transferring property rights and corporate equity interests in Shenzhen.

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

Competition

Internet Services

The market for Internet services and software is intensely competitive and we expect it to become more competitive in the future. Increased competition could result in pricing pressures, low operating margins and the realization of little or no market value. Currently, our competitors are primarily other Chinese owned and operated Internet services and software development companies.

Most of our current and potential competitors may have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing and other resources than we do, and may enter into strategic or commercial relationships on more favorable terms than we can. In addition, new technologies and the expansion of existing technologies may increase competitive pressure on us. We are not a significant presence, in the Chinese market for Internet services.

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

Regulations

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

Employees

As of June 30, 2005 we employed 56 full-time employees consisting of 1 management executive, 19 engineering and technical staff, 13 administrative and clerical staff, and 23 sales persons. None of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes. We do not provide any special benefit or incentive programs for our employees. We believe that we enjoy good relations with all of our employees.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal office consists of approximately 2,400 square feet of office space that is located at 31st Floor, B31-23 Guomao Building, Renmin Rd. (South), Shenzhen, China 518014. The premises are leased from an unrelated third party with rental payments and management fees of approximately $17,000 per year. This lease will expire in August 2007.

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

ITEM 3.  LEGAL PROCEEDINGS

In June 2001, we filed a lawsuit in the Court of First Instance of High Court of Hong Kong (the "Court") against J.R. Hi-Tech Investment Corporation ("J.R. Hi-Tech") and its controlling shareholders, Mr. Xin Lei Wang and Mr. Yong Jiang, (collectively, the "Defendants"). On October 24, 2000, we entered into a Subscription Agreement with the Defendants, which provided among other things for our subscription of 70,000 ordinary shares, par value $1 per share, representing 58.3% of the post-closing issued and outstanding shares of J.R. Hi-Tech in consideration of our payment of $176,470 in cash and our issuance of 510,300 shares of our common stock. J.R. Hi-Tech's principal asset is a 90% interest in Shenzhen China Websecurity.com, a Chinese-foreign equity joint venture, which engages in the provision of Internet security services, systems integration and software development services. Despite the Defendants' failure to deliver J.R. Hi-Tech ordinary shares to us as provided in the Subscription Agreement, we delivered in January 2001 Rmb1,500,000 in cash to J.R. Hi-Tech (but not our shares). In this lawsuit, we seek rescission of the Subscription Agreement, recovery of the Rmb1,500,000, and additional damages and injunctive relief. On June 22, 2001, the Court issued an order to freeze certain bank accounts of the Defendants. On July 3, 2001, following a hearing, the Court extended this order indefinitely. However, due to the uncertainty of any recovery from J.R. Hi-Tech or the other two Defendants, in fiscal 2001, we have written off the entire Rmb1,500,000 we paid to J.R. Hi-Tech. In June 8, 2005, we sought settlement and recovered the court deposit of Rmb535,000 plus interest income of Rmb27,184.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were put before our shareholders for a vote during the last quarter of our fiscal year.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the National Association of Securities Dealers, Inc. Over-The-Counter Electronic Bulletin Board (the "OTC Bulletin Board"), and is traded under the symbol "IMOT".

The following table represents the high and low bid prices for our common stock on the OTC Bulletin Board for each quarter during the last two fiscal years.

                                                    High             Low


Fiscal 2004

              Quarter ended September 30, 2003      0.42             0.21
              Quarter ended December 31, 2003       0.50             0.20
              Quarter ended March 31, 2004          0.40             0.28
              Quarter ended June 30, 2004           0.34             0.28

Fiscal 2005

              Quarter ended September 30, 2004      0.34             0.20
              Quarter ended December 31, 2004       0.28             0.18
              Quarter ended March 31, 2005          0.34             0.19
              Quarter ended June 30, 2005           0.24             0.07



The above bid information was obtained from the "Finance" section of yahoo.com and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of September 30, 2005, there were approximately 631 holders of record of the Company's common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

We have never declared or paid any cash dividend on our common stock and do not expect to declare or pay any cash dividend in the foreseeable future.

On March 12, 2004 we entered into an employment agreement with our President, Mr. Andy Lin. The employment agreement was amended on October 5, 2004. Pursuant to the amended employment agreement, the Board of Directors, in its discretion, may grant to Mr. Lin an option to purchase 1,000,000 shares of our common stock and an option to purchase an additional 1,000,000 shares of our common stock for each year that he provides services pursuant to the employment agreement. The exercise price of the option is to be computed by averaging the price of the common stock for a period of five trading days prior to the last day of Mr. Lin's service year or the date of the option grant. The option is to terminate on the earlier of the following: (i) one year after the termination of Mr. Lin's employment; or (ii) the seventh anniversary from the date of vesting of the options, whichever is earlier. The Board of Directors has not granted any options to Mr. Lin as of the date of this report.

During the fiscal year ended June 30, 2005, the Company issued common stock to various parties. The following transactions have not been reported by the Company in previous quarterly reports. The value of the common stock for each issuance was based on one of the following: the market price of the shares on the date of the transactions, the market price of the shares on the date the negotiations between the parties began or on the fair value of services received. The issuances were as follows:

On August 12, 2004, the Company issued 12,000,000 shares of common stock to the designated shareholders of Tu Guoshen for the purchase of 51% of the issued and outstanding shares of Golden Anke Technology Ltd. The value of the common stock was determined to be $0.27 per share, for a total of $3,240,000. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Ssecurities Act of 1933. There was no general solicitation by the Company in making this offering and the offerees were all accredited investors.

On January 12, 2005, the Company issued 5,000,000 shares of common stock to Jin Hua Qing and Zhai Xi Ya for the purchase of 80% of the issued and outstanding shares of Hainan Concord Financial Products Development Co., Ltd. The value of the common stock was determined to be $0.184 per share for a total of $920,000. The stock was issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. There was no general solicitation by the Company in making this offering and the offerees were both accredited investors.

On February 28, 2005, the Company issued 2,470,355 shares of common stock to Shenzhen Merchant Technology Investment Co., Ltd. for the purchase of 15% of the issued and outstanding shares of Shenzhen International Hi-Tech Properties Exchange Centre. The value of the common stock was determined to be $0.22 per share, for a total of $543,478. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation by the Company in making this offering and the offerees were all accredited investors.

On February 28, 2005, the Company issued (i) 341,924 shares of common stock with a value of $0.177 per share to Liang Jun in partial settlement of the outstanding balance due him with a value of HK$502,320.96 ($64,400) (ii) 200,000 shares of common stock with value of $0.29 per share to Stanford Capital International Limited for investment relations services rendered having a value of $58,000 (iii) 35,000 shares of common stock with a value of $0.25 per share to Wang Chong as compensation for legal services rendered to us having a value of $8,750. All of these shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act 1933. There was no general solicitation by the Company in making this offering and the offerees were all accredited investors.

On May 2, 2005, the Company issued 723,878 shares of common stock with a value of $0.11 per share to Pollet, Richardson & Patel for legal services already rendered having a value of $79,626. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation by the Company in making this offering and the offeree was an accredited investor.

On June 6, 2005, the Company issued 160,909 shares of common stock with a value of $0.11 per share to Robert Weingarten for professional services already rendered having a value of $17,700. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation by the Company in making this offering and the offeree was an were accredited investor.

Equity Compensation Plan

On December 1, 2003 our Board of Directors adopted, and on January 28, 2004 our stockholders approved, the Intermost Corporation 2003 Equity Incentive Plan. As of June 30, 2005, no awards have been granted under the Plan.

                    Equity Compensation Plan Information (1)

------------------------------- ---------------------------- --------------------- ----------------------------
------------------------------- ---------------------------- --------------------- ----------------------------
                                Number of securities to be Weighted average
                                exercise Number of securities issued upon
                                exercise of price of outstanding remaining
                                available for outstanding options, options
                                warrants and rights future issuance under the
                                warrants and rights equity compensation plan
                                                                                   (excluding       securities
                                                                                   reflected in column (a)
Plan Category                               (a)                          (b)                   (c)
------------------------------- ---------------------------- --------------------- ----------------------------
------------------------------- ---------------------------- --------------------- ----------------------------

------------------------------- ---------------------------- --------------------- ----------------------------
------------------------------- ---------------------------- --------------------- ----------------------------
Shareholder Approved                         0                           N/A               20,000,000
------------------------------- ---------------------------- --------------------- ----------------------------
------------------------------- ---------------------------- --------------------- ----------------------------

------------------------------- ---------------------------- --------------------- ----------------------------
------------------------------- ---------------------------- --------------------- ----------------------------
Not Approved by Shareholders
                                            N/A                          N/A                   N/A
------------------------------- ---------------------------- --------------------- ----------------------------

(1) Pursuant to the terms of the Intermost Corporation 2003 Equity Incentive Plan, awards may be granted for options to purchase common stock, or for common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies and Estimates

Management's discussion and analysis of results of operations and financial condition is based upon the Company's consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Currently over half of our revenues are generated by two subsidiaries, Golden Anke, which sells, and provides value-added services for, digital security imaging system, and Shanghai Newray, which sells, and provides value-added services for, digital photographic equipment. The balance of our revenues are generated primarily by ChinaE and ChinaE Tech both of which distribute licenses for Chinese language translation software and offers web design and hosting services.

In response to the economic recovery, we began to aggressively expand our core business by using our technical expertise to develop an electronic information and trading platform for use by property rights exchanges in China. We also began to diversify our business, so that we will no longer be dependent on one market for revenue. Our plan for the future is to strengthen our core Internet business, control our overall expenditures, enhance the effectiveness of our operations and continue to expand by acquiring other profitable businesses. During the past two years we have acquired a digital imaging system business, a property rights exchange business and a security systems business. We are planning to use our technological expertise to enhance the products and services provided by these businesses. Generally, the issuance of our common stock represents some or all of the purchase price we pay for an acquired business. We believe that the continued active trading of our common stock will be important to the principals of target companies and future acquisitions may be dependent on the active trading of our common stock. However, our common stock has not been actively traded and, if our common stock continues to trade with limited volume and at current levels, we may not be able to make acquisitions as planned.

Currently, we are experiencing an increase in revenue and generated a net profit in fiscal 2005. We will continue to develop our business in the property rights exchange industry by using our technical expertise to develop an electronic platform for the trading of private property right exchanges in China. Through our acquisition in the business in Shanghai, Xi'an, Hainan and Shenzhen, we have enhanced our market presence in major property rights exchange centres in the PRC, and after the new electronic trading platform is in operation, we will have another source of revenue from the property rights exchange industry.

During the fiscal year ended June 30, 2005 we earned net income of $514,823. However, we still have an accumulated deficit of $8,398,211. Our auditor, E. Randall Gruber, CPA, PC, has issued a "going concern" opinion for our financial statements at June 30 2005.

Results of Operations

The following is summary financial information reflecting our operations for the periods indicated.

                                                              Year Ended June 30,

                                                            2004                2005
                                                            ----                ----

         Net revenues                                 $1,827,382         $16,834,252
         Cost of revenues                            (1,466,213)        (11,437,855)
         Gross profit                                    361,169           5,396,397
         Selling, general and administrative         (1,216,760)         (1,690,609)
         Amortization on intangible assets                     -           (504,293)
         Gain/(loss) on disposal of fixed assets           5,356             (6,795)
         Impairment of software license                 (31,250)                   -
         Loan Interest income                                  -                  13
         Investment income                                     -              27,130
         Profit/(loss) from operations                 (881,485)           3,221,843
         Share of profit of an associated
          Company                                        141,824             195,175
         Other income/(loss), net                          (493)              15,153
         Profit/(loss) before taxation                 (740,154)           3,432,171
         Taxation                                        (6,867)           (759,096)
         Profit/(loss) before minority interest        (747,021)           2,673,075
         Minority interests                             (63,710)         (2,131,252)
         Net profit/(loss)                            $(810,731)            $541,823



Year Ended June 30, 2005 Compared to Year Ended June 30, 2004

Net revenues.

Net revenues for the year ended June 30, 2005 increased by $15,007,000, or 821%, to $16,834,000 from $1,827,000 for the year ended June 30, 2004.

Net revenues during fiscal 2005 were derived principally from e-commerce solutions, sales of photographic equipment, sales of digital security system and consultancy fee income. Net revenues during fiscal 2004 were derived principally from e-commerce solutions, sales of photographic equipment, sales of computer software and a management fee that we collected from Kanhan for promoting its software and helping it establish a presence in China. The term "e-commerce solutions" includes web site design and development and web hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:



                                               Total Net Revenues         Percent of Total Net Revenues
                                              Year Ended June 30,              Year Ended June 30,
                                              2004          2005              2004           2005
                                              ----          ----              ----           ----
                                               US$           US$

E-commerce solutions
   - Web site design and development         342,869       225,897            18.76%        1.34%
Sales of computer software                     5,755             -             0.31%           -%
Sales of photographic equipment            1,373,438       924,618            75.16%        5.49%
Sales of digital security system                   -    15,682,832                 -       93.16%
Management fee income                        103,382             -             5.66%           -%
Consultancy fee income                         1,938           905             0.11%        0.01%
                                           ---------    ----------           -------     --------
     Total                                 1,827,382    16,834,252           100.00%      100.00%
                                           =========    ==========           =======     ========

Total revenues derived from e-commerce solutions decreased by $117,000, or 34%, to $226,000 in fiscal 2005 as compared to $343,000 in fiscal 2004. Sales of photographic equipment decreased by $449,000, or 33%, to $925,000 in fiscal 2005 as compared to $1,373,000 in fiscal 2004. Sales of computer software decreased by $6,000, or 100% to nil in fiscal 2005 as compared to $6,000 in fiscal 2004. Management fee income decreased by $103,000, or 100%, to nil in fiscal 2005 as compared to $103,000 in fiscal 2004. Sales of digital security system increased by $15,683,000 in fiscal 2005 from 0 during the year ended June 30, 2004.

The increase in total net revenues and the character of those sales was primarily attributable to management's decision to revise the Company's plan of operation to develop our business beyond the market for Internet products and services as well as the recovery of the economy of China.

We remain convinced that the Chinese Internet market will continue to develop, outpacing the growth of other more mature Internet markets, and that our presence in the market will allow us to capitalize on opportunities to sell computer software products and web design and hosting services in China. We believe that the expansion of the Chinese economy will continue, and that by diversifying our business we will be able to better capitalize on this expansion by being in different markets. Even though the businesses we have acquired are diverse from our core business, we believe that our technological expertise can be used to enhance the products and services that we now offer or that we will offer in the future.

Costs of Revenues.

Costs of revenues consist principally of salaries for computer network technicians, costs of photographic equipment, costs of digital security system, depreciation, and other costs including travel, employee benefits, office expenses and related expenses allocated to the engineering and technician staff.

The following table reflects the principal components of costs of revenues and the percentage of net revenues represented by each component for the periods indicated:

                                  Total Cost of Revenues       Percent of Total Net Revenues
                                    Year Ended June 30,               Year Ended June 30,
                                   2004           2005               2004         2005
                                 ---------      --------           -------      -------
                                    US$           US$

Engineers/technician salaries      102,638        84,308             5.62%        0.50%
Write-off of Kanhan product              -     (150,000)                -%       -0.89%
Cost of digital security system          -    10,623,112                -%       63.10%
Cost of photographic equipment   1,222,219       822,905            66.88%        4.89%
Cost of computer software            5,352             -             0.29%           -%
Depreciation                         3,797         4,881             0.21%        0.03%
Other                              132,207        52,649             7.23%        0.31%
                                ----------       -------         ---------     --------
     Total                       1,466,213    11,437,855            80.23%       67.94%
                                 =========    ==========          ========      =======

Compared to the 2004 fiscal year, the total costs of revenues for the 2005 fiscal year increased by $9,972,000, or 680%, from $1,466,000. The increase in costs of revenues, as compared to the last fiscal year, was principally attributable to the increase in our sales of digital security systems. The principal components of costs of revenues during the 2004 fiscal year were the costs of hardware, photographic equipment and computer software, other costs associated with support of the engineering and technician staff, engineer and technician salaries, and depreciation of equipment utilized in connection with services. The write-off of KanHan products of $150,000 represents the return of the software license we purchased from KanHan in fiscal 2003.

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

                                           Total SG&A                Percent of Total Net Revenues
                                        Year Ended June 30,                Year Ended June 30,
                                       2004           2005                2004         2005
                                     --------       --------            --------     --------
                                        US$            US$


Sales and marketing salaries and
     commissions                       81,624        105,471               4.47%        0.63%
Other sales and marketing             138,010         55,810               7.55%        0.33%
Rent obligation                        74,654         63,532               4.09%        0.38%
Administrative salaries               101,638        200,881               5.56%        1.19%
Corporate overhead                    820,834      1,144,142              44.92%        6.80%
Bad and doubtful debt for
   other receivables                       -         120,773                  -%       0.72%
                                  -----------     ----------           ---------    --------
     Total                          1,216,760      1,690,609              66.59%       10.05%
                                    =========      =========              ======     ========

The principal components of SG&A during the 2005 fiscal year were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, bad debt expense and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation and consultancy fees.

For the 2005 fiscal year, SG&A increased by $474,000, or 39%, to $1,691,000 as compared to $1,217,000 for the 2004 fiscal year. Sales and marketing salaries and commissions increased 29% during the 2005 fiscal year, to $105,000, as compared to $82,000 for fiscal 2004. During the 2005 fiscal year, rent obligations decreased by 11,000 or 15% to $64,000, as compared to $75,000 in the 2004 fiscal year. Rent obligations decreased due to the moving of our office in PRC to a smaller office space. Administrative salaries increased by $99,000 or 98% to $201,000 during the 2005 fiscal year, as compared to $102,000 in the 2004 fiscal year. Other corporate expense increased during the 2005 fiscal year, by $323,000 or 39% to $1,144,000, as compared to $821,000 in the 2004 fiscal year.
The increase in SG&A was principally attributable to a combination of (1) corporate overhead including professional fees, consultancy fees, overseas traveling and audit fees and (2) provision for a doubtful account for the investment deposit Zenith Technology Ltd.

Minority Interest.

We reported a minority interest in our earnings of $2,131,000 for the 2005 fiscal year, reflecting the proportionate interest in the profits of Shanghai Newray, Golelen Anke and Hainan Concord owned by other parties as compared to a minority interest in our earnings of $64,000 for the 2004 fiscal year, reflecting the ownership of third parties in Shanghai Newray.

Liquidity and Capital Resources

To date, we have funded our operations with cash from our operating activities, sales of our securities and by using our common stock to make acquisitions and purchases. As of June 30, 2005 we had cash and cash equivalents of $135,000 and working capital of $4,883,000 as compared to $187,000,000 of cash and cash equivalents and $409,000 of working capital at June 30, 2004.

Net cash used in operating activities totaled $1,627,000 during the 2005 fiscal year as compared to $818,000 of cash in operating activities used during the 2004 fiscal year. Cash was used to pay liabilities, which increased due to our expanded operations. Our use of cash was partially offset by non-cash charges, including the use of our common stock (or the reservation of common stock to be used) in exchange for services in the amount of $248,000, depreciation expense in the amount of $26,000 and amortization of intangible assets in the amount of $504,000.

Net cash provided by investing activities was $1,593K for the 2005 fiscal year while net cash provided by investing activities was $7,000 for the 2004 fiscal year. Funds provided by investing activities consisted of acquisition of associated companies and subsidiaries and addition of office equipment.

Net cash used in financing activities was $18,000 for the 2005 fiscal year while net cash provided by financing activities was $919,000 for the 2004 fiscal year. Funds used in financing activity was cash repayment to director for amount due during fiscal 2005.

We had no long term debt at June 30, 2005 or at June 30, 2004. Except as otherwise described herein, we have no plans to make any major capital expenditures during the next 12 months and we are not aware of any trends or uncertainties that could affect sales of our products. We do not have any off balance sheet arrangements.

We have implemented various cost management measures to reduce our overhead. We are also evaluating various opportunities to accelerate the path to, and attain, profitability. The investment in Shanghai Newray, and Golden Anke are the beginning of our plan to invest in or acquire businesses that are not dependent on the Internet market. The investment in Shanghai Fortune, Hainan Concord and Hi-Tech Exchange are part of a plan to develop and expand our investment in Property Rights Exchanges in the PRC. However, there can be no assurance that the cash provided by our current operations will be sufficient to meet our cash needs in the 2006 fiscal year. The Company will likely need to borrow money or obtain additional equity financing in order to sustain operations. At present, we have no commitments for funding and we cannot assure you that funding will be available to us on acceptable terms, or at all. If we need financing and cannot obtain it, we may be required to severely curtail, or even cease, our operations.

On July 3, 2003 the Company's wholly-owned subsidiary, IMOT Technology, entered into an agreement, subject to final approval from the governments of Shenzhen and Hainan for its proposed acquisition of (i) 21% of the issued and outstanding shares of Hainan Special Economic Zone Property Rights Exchange Center ("Exchange Center") from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Keensheng Science and Technology Development Co., Ltd., the owners of 100% of the issued and outstanding capital stock of Exchange Center (collectively, the "Exchange Stockholders").

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

ITEM 7.  FINANCIAL STATEMENTS

The financial statements, together with the registered independent auditors' report thereon of E. Randall Gruber, CPA, PC appear beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In May 2005, the Company's Board of Directors dismissed Grobstein Horwath & Company LLP as the independent auditors for the Company and selected E. Randall Gruber, CPA, PC to serve as its new registered independent auditor.

The report of Grobstein Horwath & Company LLP, on the financial statements of the Company as of and for the years ended June 30, 2004 did not contain an adverse opinion, or a disclaimer of opinion. However the report was qualified as to the Company's ability to continue as a going concern. During the year ended June 30, 2004, and the interim period from July 1, 2004 through the date of dismissal of Grobstein Horwath & Company LLP, the Company did not have any disagreements with Grobstein Horwath & Company LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grobstein Horwath & Company LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

Prior to engaging E. Randall Gruber, CPA, PC, the Company had not consulted E. Randall Gruber, CPA, PC regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements.

ITEM 8A  CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures

     We maintain controls and procedures designed to ensrue that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified by the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive Officer who is also our Chief Financial Officer concluded that these controls and procedures are effective to ensure that we are able to record, process, summarize and report the information we are required to disclosure in the reports we file with the SEC within the required time periods.

     Management's Annual Report on Internal Control over Financing Reporting

     Management is responsible for establishing and maintaining adequate internal control over financing reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive and Chief Financing Officers, we assessed the effectiveness of our internal control over financial reporting as of June 30, 2005. We concluded that our internal control over financial reporting was effective as of June 30, 2005

         Changes in Internal Control Over Financing Reporting

         During the quarter ended June 30, 2005 there has been no charge in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B  OTHER INFORMATION

On July 28, 2005 the Company completed a private placement of 1,028,278 shares of its common stock under the exemption provisions of Regulation S to a private party at US$0.05 per share, raising a total of US$51,414. The shares were issued on September 12, 2005.

On September 7, 2005, the Company completed a private placement of 3,000,000 shares of its common stock under the exemption provision of Regulation S to a private party at US$0.05 per share, raising a total of US$150,000. The shares were issued on September 20, 2005.

On September 10, 2005, the Company completed a private placement of 40,000,000 shares of its common stock under the exemption provisions of Regulation S to four parties at US$0.05 per share, raising a total of US$2,000,000. The shares were issued on September 26, 2005.

The Company intends to use the proceeds for general working capital purpose.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

     Identification of Directors, Executive Officers and Certain Significant Employees

The following table sets forth certain information regarding the directors and executive officers of the Company.

         Name              Age               Position

         Andy Lin          59       President, Chief Executive Officer, Chief
                                    Financial Controller and Director

         Shim Yang         47       Director

         Catalina Chan     54       Director


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

Catalina Chan has served as a director of the Company since April 2002. Ms. Chan. first established Multi M Company Limited in 1984 and it was one of the first companies to introduce Casio Products into China and is responsible for the trading and logistic management of these products in China. She has over 18 years of experience in Chinese trade for digital products including cameras, watches, personal computers and printers, software and accessories.

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

The Company believes that, with respect to its fiscal year ended June 30, 2005, none of the Company's directors and officers and none of the persons known to the Company to own more than 10% of the Company's common stock, were required to file beneficial ownership reports with the Securities and Exchange Commission and no such reports were filed.

ITEM 10. EXECUTIVE COMPENSATION

For the 2005 fiscal year, all executive officers received their salaries from the Company and no bonus was paid to any executive officer. Executive officers include our current Chief Executive Officer and President, Andy Lin, and Kam Fai Sun, our former Finance Manager.

The following table sets forth information concerning cash and non-cash compensation paid or accrued to our executive officers during the past three fiscal years:


                                                                       LONG TERM COMPENSATION
                                 ANNUAL COMPENSATION                    AWARDS                                  PAYOUTS

                                                          Other          Restricted                           All Other
                                                           Annual        Stock       Securities      LTIP     Compen-sation
Name and Principal              Salary          Bonus     Compensation   Awards      Underlying      Payout      ($)
Position                Year         ($)          ($)          ($)          ($)      Options/SARs      ($)

                                                                 -

                        2005        89,743         0            0            0             0            0         0
Andy Lin,               2004        81,196         0            0            0             0            0         0
CEO and                 2003      128,205(3)       0            0            0             0            0         0
President(1)

                        2005          0            0            0            0             0            0         0
Kam Fai Sun             2004          0            0            0            0             0            0         0
Finance Manager (2)     2003      102,564(4)       0            0            0             0            0         0


(1) Mr. Lin was appointed as Chief Executive Officer and President of the Company in June 2001. Previously, Mr. Lin served as Vice President of the Company.
 (2) Mr. Sun's employment with the Company began on March 25, 2002 and terminated on February 28, 2003. Mr. Sun continues to perform consulting services for the Company. (3) Of this amount, $76,923 was paid in cash and the balance, totaling $51,282, was paid by issuing to Mr. Lin 1,709,400 shares of the Company's common stock having a value of $0.03 a share.
(4) Of this amount, $51,282 was paid in cash and the balance, totaling $51,282, was paid by issuing to Mr. Sun 1,709,400 shares of the Company's common stock having a value of $0.03 a share.

Director's Compensation

None of our directors received any compensation for his or her service as a director in the 2005 fiscal year.

The Company reimburses its directors for out-of-pocket expenses incurred on behalf of the Company.

On September 10, 2005, the Board of directors approved a plan to compensate the directors with common stock for their services provided to the Company. Pursuant to this plan, the following shares were issued.

      Andy Lin 1,000,000 shares of common stock
      Shim Yang 400,000 shares of common stock
      Catalina Chan 300,000 shares of common stock

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

The Plan authorizes awards of options, awards of stock ("Stock Award") and the granting of bonus stock ("Stock Bonus"). Persons eligible to receive awards under the Plan include the Company's employees, officers and directors and its consultants, independent contractors and advisors. As of June 30, 2005, all of the Company's employees, officers and directors were eligible to receive awards under the Plan. The number of persons covered by the Plan may increase if we add additional employees (including officers) and directors. As of the date of this Annual Report, no awards have been granted from the Plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock

         The following table is furnished as of September 30, 2005, to indicate beneficial ownership of shares of the Company's common stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's common stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group.

         Name and Address of                   Number of Shares
         Beneficial Owner (1)                  Beneficially Owned       Percent

     Allied Point Limited (3)..............       3,418,653   (2)       2.35%
     Jun Liang (3).........................       3,418,653   (2)       2.35%
     Andy Lin (3)..........................       3,418,653   (2)       2.35%
     Andy Lin .............................       5,922,801   (5)       4.07%
     Shim Yang.............................         750,000                *%
     Catalina Chan (4).....................       1,300,000                *%
     Grand Grade International Ltd (4).....       1,000,000                *%
     Alfredo Properties Limited ...........      20,000,000            13.75%
     Tu Guoshen ...........................       8,830,000             6.07%
                                                  ---------             -----

     Beneficial owner of more than 5% of
     common stock and all officers and directors
     as a group (3 persons)                      40,221,454            27.66%
                                                 ==========            ======

*        Less than 1%.
(1) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares shown opposite the name of each person or group.
(2) Allied Point Limited is a corporation organized under the laws of the British Virgin Islands and is owned 50% by Jun Liang and 50% by Andy Lin. Therefore, Mr. Liang and Mr. Lin are deemed to be the beneficial owners of those shares.
(3) Address is 31st Floor, B31-23 Guomao Building, Renmin Rd.(South), Shenzhen, China 518014.
(4) Catalina Chan is director and shareholder of Grand Grade International Ltd. and may be deemed to be the beneficial owner of the share held by Grand Grade International Ltd.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended June 30, 2004 and 2005, Jun Liang, a director until February 2003, and Andy Lin, an officer, director and principal shareholder of the Company, advanced funds to the Company on an unsecured, non-interest bearing basis without pre-determined repayment terms. At June 30, 2004, the net balances owed to Mr. Liang and Mr. Lin were $90,759 and $17,909, respectively. At June 30, 2005, the net balances owed to Mr. Liang was $25,845.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number   Description of Exhibit
-------------- -----------------------------------------------------------------
2.1            Articles of Merger *
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
3.1            Articles of Incorporation *
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
3.2            Bylaws *
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
10.1 Employment Agreement, dated March 12, 2004, between Intermost Corporation and Andy Lin (2)
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
10.2 Amendment to Employment Agreement dated March 12, 2004 between Intermost Corporation and Andy Lin*
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
10.3 Cooperative Agreement re:formation of Jiayin E-Commerce joint venture (1)

-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
10.4           Agreement Regarding Transfer of Properties on 38th Floor, Guomao
               Building (3)
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
10.5 Shareholding Transfer Agreement dated May 23, 2003 between IMOT Information Technology (Shenzhen) Ltd. and Shanghai Newray Business Development Co., Ltd. (4)
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
10.6 Share Transfer Agreement among IMOT Information Technology (Shenzhen) Ltd., Shenzhen Golden Anke Technology Co. Ltd., Intermost Corporation, Tu Guoshen and Li Zhiquan (5)
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
10.7 Sale and Purchase Agreement among IMOT Information Technology (Shenzhen) Ltd., Shanghai Fortune Venture Limited, North Shanghai Branch of Shanghai Technology Property Right Exchange Center and Intermost Corporation (6)
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
10.8 Distributorship Agreement dated November 28, 2002 between KanHan Technologies Limited and ChinaE.com Information Technology Ltd.
               (7)
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
10.9           Intermost Corporation 2003 Equity Incentive Plan (8)
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
16.1           Letter on Change in Certifying Accountant (9)
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
21.1           Significant Subsidiaries *
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
31.1           Certification of Chief Executive Officer Pursuant to Rule 13a-14
               (a) and 15d-14(a) *
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
-------------- -----------------------------------------------------------------
*Filed herewith.

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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2004 and June 30, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.


                                  June 30, 2005       June 30, 2004
                                  -------------       -------------

(i)    Audit Fees                $   233,800        $    196,000
(ii)   Audit Related Fees        $    10,256               $  --
(iii)  Tax Fees                     $     --              $6,500
(iv)   All Other Fees                $    --           $      --

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         INTERMOST CORPORATION



                                      By:/s/ Andy Lin
                                         --------------------------------------
                                         Andy Lin
                                         President, Chief Executive Officer
                                         and Chief Financial Officer
Dated:   October 13, 2005

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    Signature                Title                                     Date



/s/ Andy Lin              President, Chief Executive Officer,   October 13, 2005
------------------------- Chief Financial Officer and Director
Andy Lin



/s/ Shim Yang             Director                              October 13, 2005
-------------------------
Shim Yang



/s/ Catalina Chan         Director                              October 13, 2005
------------------
Catalina Chan

                                                                    Exhibit 21
                        LIST OF SIGNIFICANT SUBSIDIARIES

Name of Subsidiary                                  Jurisdiction of Organization

Chinae.com Information Technology Ltd.                                     China
IMOT Information Technology (Shenzhen) Ltd                                 China
Shanghai Newray Photographic Equipment Co. Ltd.                            China
Golden Anke Technology Ltd
China
Hainan Concord Financial Products Development Co., Ltd.                    China
ChinaE.com Technology (Shenzhen) Ltd.                                      China

                                                                     Exhibit 31

        CERTIFICATION OF CHIEF EXECUTIVE OFFICER/CHIEF FINANCIAL OFFICER
                       PURSUANT TO RULES 13a-14 AND 15d-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

I, Andy Lin, Chief Executive Officer and Chief Financial Officer of Intermost Corporation (the "Company"), certify that:

         I have reviewed this Annual Report on Form 10-KSB of Intermost Corporation.

         Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

         Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods, presented in the report.

         I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the periodic report is being prepared;

(b) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Annual Report based on such evaluation; and

(c) disclosed in this Annual Report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

         I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function): (i) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

            (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Dated:  October 13, 2005



/s/ Andy Lin
Andy Lin
Chief Executive Officer and Chief Financial Officer

                                                                     Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Intermost Corporation (the "Company") on Form 10-KSB for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andy Lin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                            /s/ Andy Lin
                                            Andy Lin
               Chief Executive Officer and Chief Financial Officer
                                            October 13, 2005

                                                                   Exhibit 14

                       CODE OF BUSINESS CONDUCT AND ETHICS
           (as approved by the Board of Directors on October 1, 2004)


THIS CODE APPLIES TO EVERY DIRECTOR, OFFICER (INCLUDING THE CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHIEF FINANCIAL OFFICER), AND EMPLOYEE OF INTERMOST CORPORATION (THE "COMPANY").

To further the Company's fundamental principles of honesty, loyalty, fairness and forthrightness, the Board of Directors of the Company (the "Board:") has established and adopted this Code of Business Conduct and Ethics (this "Code").

This Code strives to deter wrongdoing and promote the following six objectives:

o        honest and ethical conduct;

o        avoidance of conflicts of interest;

o        full, fair, accurate, timely and transparent disclosure;

o compliance with applicable government and self-regulatory organization laws, rules and regulations;

o        prompt internal reporting of Code violations; and

o        accountability for compliance with the Code.

Below, we discuss situations that require application of our fundamental principles and promotion of our objectives. If you believe there is a conflict between this Code and a specific procedure, please consult the Company's Board of Directors for guidance. Each of our directors, officers and employees is expected to:

o understand the requirements of your position, including Company expectations and governmental rules and regulations that apply to your position;

o        comply with this Code and all applicable laws, rules and regulations;

o        report any violation of this Code of which you become aware; and

o        be accountable for complying with this Code.

TABLE OF CONTENTS
==========================================================================

ETHICS ADMINISTRATOR......................................................36
--------------------
ACCOUNTING POLICIES.......................................................36
-------------------
AMENDMENTS AND MODIFICATIONS OF THIS CODE.................................36
-----------------------------------------
ANTI-BOYCOTT AND U.S. SANCTIONS LAWS......................................
------------------------------------
BRIBERY...................................................................37
-------
COMPLIANCE WITH LAWS, RULES AND REGULATIONS...............................37
-------------------------------------------
COMPUTER AND INFORMATION SYSTEMS..........................................37
--------------------------------

CORPORATE OPPORTUNITIES AND USE AND PROTECTION OF COMPANY ASSETS..........38
----------------------------------------------------------------
DISCIPLINE FOR NONCOMPLIANCE WITH THIS CODE...............................38
-------------------------------------------
DISCLOSURE POLICIES AND CONTROLS..........................................38
--------------------------------
ENVIRONMENT, HEALTH AND SAFETY............................................38
------------------------------
FILING OF GOVERNMENT REPORTS..............................................39
----------------------------
FOREIGN CORRUPT PRACTICES ACT.............................................39
-----------------------------
INSIDER TRADING OR TIPPING................................................39
--------------------------
INVESTOR RELATIONS AND PUBLIC AFFAIRS.....................................40
-------------------------------------
RECORD RETENTION..........................................................40
----------------
REPORTING VIOLATIONS OF THIS CODE.........................................40
---------------------------------
WAIVERS...................................................................42
-------
CONCLUSION................................................................42
----------


                              ETHICS ADMINISTRATOR

All matters concerning this Code shall be heard by the Board of Directors.

                               ACCOUNTING POLICIES

The Company will make and keep books, records and accounts, which in reasonable detail accurately and fairly present the Company's transactions.

All directors, officers, employees and other persons are prohibited from directly or indirectly falsifying or causing to be false or misleading any financial or accounting book, record or account. You and others are expressly prohibited from directly or indirectly manipulating an audit, and from destroying or tampering with any record, document or tangible object with the intent to obstruct a pending or contemplated audit, review or federal investigation. The commission of, or participation in, one of these prohibited activities or other illegal conduct will subject you to federal penalties, as well as to punishment, up to and including termination of employment.

No director, officer or employee of the Company may directly or indirectly make or cause to be made a materially false or misleading statement, or omit to state, or cause another person to omit to state, any material fact necessary to make statements made not misleading, in connection with the audit of financial statements by independent accountants, the preparation of any required reports whether by independent or internal accountants, or any other work which involves or relates to the filing of a document with the Securities and Exchange Commission ("SEC").

                    AMENDMENTS AND MODIFICATIONS OF THIS CODE

There shall be no amendment or modification to this Code except upon approval by the Board of Directors.

In case of any amendment or modification of this Code that applies to an officer or director of the Company, the amendment or modification shall be posted on the Company's website within two days of the board vote or shall be otherwise disclosed as required by applicable law or the rules of any stock exchange or market on which the Company's securities are listed for trading. Notice posted on the website shall remain there for a period of twelve months and shall be retained in the Company's files as required by law.

                                     BRIBERY

You are strictly forbidden from offering, promising or giving money, gifts, loans, rewards, favors or anything of value to any governmental official, employee, agent or other intermediary (either inside or outside the United States) which is prohibited by law. Those paying a bribe may subject the Company and themselves to civil and criminal penalties. When dealing with government customers or officials, no improper payments will be tolerated. If you receive any offer of money or gifts that is intended to influence a business decision, it should be reported to your supervisor our CEO or the chairman of the Board of Directors immediately.

The Company prohibits improper payments in all of its activities, whether these activities are with governments or in the private sector.

                   COMPLIANCE WITH LAWS, RULES AND REGULATIONS

The Company's goal and intention is to comply with the laws, rules and regulations by which we are governed. In fact, we strive to comply not only with requirements of the law but also with recognized compliance practices. All illegal activities or illegal conduct are prohibited whether or not they are specifically set forth in this Code.
Where law does not govern a situation or where the law is unclear or conflicting, you should discuss the situation with your supervisor, our CEO or the chairman of the Board of Directors, who may then direct you to our legal counsel. Business should always be conducted in a fair and forthright manner. Directors, officers and employees are expected to act according to high ethical standards.

                        COMPUTER AND INFORMATION SYSTEMS

For business purposes, officers and employees are provided telephones and computer workstations and software, including network access to computing systems such as the Internet and e-mail, to improve personal productivity and to efficiently manage proprietary information in a secure and reliable manner. You must obtain the permission from your supervisor or our CEO to install any software on any Company computer or connect any personal laptop to the Company network. As with other equipment and assets of the Company, we are each responsible for the appropriate use of these assets. Except for limited personal use of the Company's telephones and computer/e-mail, such equipment may be used only for business purposes. Officers and employees should not expect a right to privacy of their e-mail or Internet use. All e-mails or Internet use on Company equipment is subject to monitoring by the Company.

                  CONFIDENTIAL INFORMATION BELONGING TO OTHERS

You must respect the confidentiality of information, including, but not limited to, trade secrets and other information given in confidence by others, just as we protect our own confidential information. This includes, but is not limited to partners, suppliers, contractors, competitors or customers. However, certain restrictions about the information of others may place an unfair burden on the Company's future business. For that reason, directors, officers and employees should coordinate with your supervisor or the CEO to ensure appropriate agreements are in place prior to receiving any confidential third-party information. In addition, any confidential information that you may possess from an outside source, such as a previous employer, must not, so long as such information remains confidential, be disclosed to or used by the Company. Unsolicited confidential information submitted to the Company should be refused, returned to the sender where possible and deleted, if received via the Internet.

        CORPORATE OPPORTUNITIES AND USE AND PROTECTION OF COMPANY ASSETS

You are prohibited from:

o taking for yourself, personally, opportunities that are discovered through the use of Company property, information or position;

o        using Company property, information or position for personal gain; or

o        competing with the Company.

You have a duty to the Company to advance its legitimate interests when the opportunity to do so arises.

You are personally responsible and accountable for the proper expenditure of Company funds, including money spent for travel expenses or for customer entertainment. You are also responsible for the proper use of property over which you have control, including both Company property and funds and property that customers or others have entrusted to your custody. Company assets must be used only for proper purposes.

Company property should not be misused. Company property may not be sold, loaned or given away regardless of condition or value, without proper authorization. Each director, officer and employee should protect our assets and ensure their efficient use. Theft, carelessness and waste have a direct impact on the Company's profitability. Company assets should be used only for legitimate business purposes.

                   DISCIPLINE FOR NONCOMPLIANCE WITH THIS CODE

Disciplinary actions for violations of this Code can include oral or written reprimands, suspension or termination of employment or a potential civil lawsuit against you. The violation of laws, rules or regulations, which can subject the Company to fines and other penalties, may result in your criminal prosecution.

                        DISCLOSURE POLICIES AND CONTROLS

The continuing excellence of the Company's reputation depends upon our full and complete disclosure of important information about the Company that is used in the securities marketplace. Our financial and non-financial disclosures and filings with the SEC must be transparent, accurate and timely. We must all work together to insure that reliable, truthful and accurate information is disclosed to the public.

The Company must disclose to the SEC, current security holders and the investing public information that is required, and any additional information that may be necessary to ensure the required disclosures are not misleading or inaccurate. The Company requires you to participate in the disclosure process, which is overseen by our CEO and CFO. The disclosure process is designed to record, process, summarize and report material information as required by all applicable laws, rules and regulations. Participation in the disclosure process is a requirement of a public company, and full cooperation and participation by our CEO, CFO and, upon request, other employees in the disclosure process is a requirement of this Code.

Officers and employees must fully comply with their disclosure responsibilities in an accurate and timely manner or be subject to discipline of up to and including termination of employment.

                         ENVIRONMENT, HEALTH AND SAFETY

The Company is committed to managing and operating our assets in a manner that is protective of human health and safety and the environment. It is our policy to comply, in all material respects, with applicable health, safety and environmental laws and regulations. Each employee is also expected to comply with our policies, programs, standards and procedures.

                          FILING OF GOVERNMENT REPORTS

Any reports or information provided, on our behalf, to federal, state, local or foreign governments should be true, complete and accurate. Any omission, misstatement or lack of attention to detail could result in a violation of the reporting laws, rules and regulations.

                          FOREIGN CORRUPT PRACTICES ACT

The United States Foreign Corrupt Practices Act prohibits giving anything of value, directly or indirectly, to foreign government officials or foreign political candidates in order to obtain, retain or direct business. Accordingly, corporate funds, property or anything of value may not be, directly or indirectly, offered or given by you or an agent acting on our behalf, to a foreign official, foreign political party or official thereof or any candidate for a foreign political office for the purpose of influencing any act or decision of such foreign person or inducing such person to use his influence or in order to assist in obtaining or retaining business for, or directing business to, any person.
You are also prohibited from offering or paying anything of value to any foreign person if it is known or there is a reason to know that all or part of such payment will be used for the above-described prohibited actions. This provision includes situations when intermediaries, such as affiliates, or agents, are used to channel payoffs to foreign officials.

                           INSIDER TRADING OR TIPPING

Directors, officers and employees who are aware of material, non-public information from or about the Company (an "insider"), are not permitted, directly or through family members or other persons or entities, to:

o buy or sell securities (or derivatives relating to such securities) of the Company, or

o pass on, tip or disclose material, nonpublic information to others outside the Company including family and friends.

Such buying, selling or trading of securities may be punished by discipline, up to and including termination of employment; civil actions, resulting in penalties of up to three times the amount of profit gained or loss avoided by the inside trade or stock tip, or criminal actions, resulting in fines and jail time.

Examples of information that may be considered material, non-public information in some circumstances are:

o undisclosed annual, quarterly or monthly financial results, a change in earnings or earnings projections, or unexpected or unusual gains or losses in major operations;

o undisclosed negotiations and agreements regarding mergers, concessions, joint ventures, acquisitions, divestitures, business combinations or tender offers;

o      undisclosed major management changes;

o a substantial contract award or termination that has not been publicly disclosed;

o      a major lawsuit or claim that has not been publicly disclosed;

o the gain or loss of a significant customer or supplier that has not been publicly disclosed;

o      an undisclosed filing of a bankruptcy petition by the Company;

o      information that is considered confidential; and

o      any other undisclosed information that could affect our stock price.

The same policy also applies to securities issued by another company if you have acquired material, nonpublic information relating to such company in the course of your employment or affiliation with the Company.

When material information has been publicly disclosed, each insider must continue to refrain from buying or selling the securities in question until the third business day after the information has been publicly released to allow the markets time to absorb the information.

                      INVESTOR RELATIONS AND PUBLIC AFFAIRS

It is very important that the information disseminated about the Company be both accurate and consistent. For this reason, all matters relating to the Company's internal and external communications are handled by our CEO (or, if retained for such purpose, a public relations consultant). Our CEO (or a public relations consultant retained by the Company) is solely responsible for public communications with stockholders, analysts and other interested members of the financial community. Our CEO (or a public relations consultant retained by the Company) is also solely responsible for our marketing and advertising activities and communication with employees, the media, local communities and government officials. Our CEO serves as the Company's spokesperson in both routine and crisis situations.

                                RECORD RETENTION

The alteration, destruction or falsification of corporate documents or records may constitute a criminal act. Destroying or altering documents with the intent to obstruct a pending or anticipated official government proceeding is a criminal act and could result in large fines and a prison sentence of up to 20 years. Document destruction or falsification in other contexts can result in a violation of the federal securities laws or the obstruction of justice laws.

                        REPORTING VIOLATIONS OF THIS CODE

You should be alert and sensitive to situations that could result in actions that might violate federal, state, or local laws or the standards of conduct set forth in this Code. If you believe your own conduct or that of a fellow employee may have violated any such laws or this Code, you have an obligation to report the matter.

Generally, you should raise such matters first with an immediate supervisor. However, if you are not comfortable bringing the matter up with your immediate supervisor, or do not believe the supervisor has dealt with the matter properly, then you should raise the matter with our CEO who may, if a law, rule or regulation is in question, then refer you to our legal counsel. The most important point is that possible violations should be reported and we support all means of reporting them.

Directors and officers should report any potential violations of this Code to the chairman of the Board of Directors or to our legal counsel.

We will not allow retaliation against an employee for reporting a possible violation of this Code in good faith. Retaliation for reporting a federal offense is illegal under federal law and prohibited under this Code. Retaliation for reporting any violation of a law, rule or regulation or a provision of this Code is prohibited. Retaliation will result in discipline, up to and including termination of employment, and may also result in criminal prosecution. However, if a reporting individual was involved in improper activity the individual may be appropriately disciplined even if he or she was the one who disclosed the matter to the Company. In these circumstances, we may consider the conduct of the reporting individual in reporting the information as a mitigating factor in any disciplinary decision.

                                     WAIVERS

There shall be no waiver of any part of this Code for any director or officer except by a vote of the Board of Directors. In case a waiver of this Code is granted to a director or officer, the notice of such waiver shall be posted on our website within five days of the Board's vote or shall be otherwise disclosed as required by applicable law or the rules of any stock exchange or market on which the Company's securities are listed for trading. Notices posted on our website shall remain there for a period of 12 months and shall be retained in our files as required by law.

                                   CONCLUSION
This Code is an attempt to point all of us at the Company in the right direction, but no document can achieve the level of principled compliance that we are seeking. In reality, each of us must strive every day to maintain our awareness of these issues and to comply with the Code's principles to the best of our abilities. Before we take an action, we must always ask ourselves:

o        Does it feel right?

o Is this action ethical in every way?

o Is this action in compliance with the law?

o        Could my action create an appearance of impropriety?

o Am I trying to fool anyone, including myself, about the propriety of this action?

If an action would elicit the wrong answer to any of these questions, do not take it. We cannot expect perfection, but we do expect good faith. If you act in bad faith or fail to report illegal or unethical behavior, then you will be subject to disciplinary procedures. We hope that you agree that the best course of action is to be honest, forthright and loyal at all times.

                              INTERMOST CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Auditors                                                                   F-2

Consolidated Balance Sheets as of June 30, 2004                                                  F-3

Consolidated Statements of Operations for the year ended June 30, 2003 and 2004                  F-4

Consolidated Statements of changes in Stockholders' Equity for the years ended
   June 30, 2003 and 2004                                                                        F-5

Consolidated Statements of Cash Flows for the year ended June 30, 2003 and 2004                  F-6

Notes to and forming part of the Consolidated Financial Statements                         F-7 - F27




                           E. Randall Gruber, CPA, PC



             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Intermost Corporation

I have audited the accompanying consolidated balance sheets of Intermost Corporation and subsidiaries (the "Company") as of June 30, 2005 and June 30, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermost Corporation and subsidiaries as of June 30, 2005 and June 30, 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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






E. Randall Gruber, CPA, PC October 5, 2005

           Member - American Institute of Certified Public Accountants Registered - Public Company Accounting Oversight Board (PCAOB)

                     Intermost Corporation and Subsidiaries
                           Consolidated Balance Sheet


                                                               June 30, 2005                         June 30, 2004
                                                            -----------------------------     ---------------------------------
                                                            ------------ -- -------------     -------------- --- --------------
                                                                    Rmb                 US$               Rmb                US$

Assets

Current assets:
Cash and cash equivalents                                     1,116,365             134,827         1,544,822            186,573
Accounts receivable                                          65,447,719           7,904,314         3,052,336            368,640
Inventory                                                        95,651              11,552             6,000                724
Short-term Investment                                         1,560,000             188,406                 -                  -
Deposits, prepayments and other receivables                   1,805,251             218,025         4,503,799            543,937
                                                            ------------    -------------     --------------
                                                            ------------    -------------     --------------     --------------

 Total current assets                                        70,024,986           8,457,124         9,106,957          1,099,874


Unlisted investment                                           4,817,270             581,796                 -                  -
Property and equipment, net                                     224,711              27,139           365,400             44,131
Goodwill                                                     28,993,445           3,501,624         4,568,552            551,758
Intangible assets                                             1,468,079             177,304                 -                  -
Investment in associated company                             23,858,517           2,881,463        21,646,308          2,614,288
                                                            ------------    -------------     --------------
                                                            ------------    -------------     --------------     --------------

Total assets                                                129,387,008          15,626,450        35,687,217          4,310,051
                                                            ============    =============     ==============     ==============
                                                            ============    =============     ==============     ==============

 Liabilities, Minority Interests and Stockholders' Equity

Current liabilities:
Accounts payable                                             10,659,994           1,287,439         3,117,252            376,480
Accrued liabilities and other payables                        7,628,160             921,275         1,714,076            207,014
Customer deposits                                               842,938             101,804           421,051             50,851
Deferred revenue                                                316,598              38,236           286,357             34,584
Business taxes and government surcharges payable              6,227,208             752,079            36,131              4,364
Due to directors                                                      -                   -           148,283             17,909
Due to related companies                                      3,917,684             473,150                 -                  -
                                                            ------------    -------------     --------------     --------------
                                                            ------------    -------------     --------------

Total current liabilities                                    29,592,582           3,573,983         5,723,150            691,202
                                                            ------------    -------------     --------------     --------------
                                                            ------------    -------------     --------------

Commitments

Minority interests                                           23,877,573           2,883,765           940,072            113,535
                                                            ------------    -------------     --------------     --------------
                                                            ------------    -------------     --------------

Stockholders' equity:
Preferred stock, par value of US$0.001 -
  Authorized - 5,000,000 shares
  Issued  and outstanding - None
Common stock, par value US$0.001 -
  Authorized - 100,000,000 shares
  Issued and outstanding - 87,949,472 shares                    728,259              87,954                 -                  -
  Issued and outstanding - 67,017,406 shares                          -                   -           554,938             67,021
Additional paid-in capital                                  144,733,846          17,479,933       102,521,781         12,381,858
Shares to be issued                                              22,832               2,757             1,656                200
Accumulated deficit                                         (69,537,188)         (8,398,211)      (74,023,484)        (8,940,034)
Accumulated other comprehensive loss                            (30,896)             (3,731)          (30,896)            (3,731)
                                                            ------------    -------------     --------------     --------------
                                                            ------------    -------------     --------------

Stockholders' equity                                         75,916,853           9,168,702        29,023,955          3,505,314
                                                            ------------    -------------     --------------     --------------
                                                            ------------    -------------     --------------

Total liabilities, minority interests and stockholders'     129,387,008          15,626,450        35,687,217                  1
equity                                                                                                                 4,310,05
                                                            ============    =============     ==============     ==============
                                                            ============    =============     ==============



See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.

                     Intermost Corporation and Subsidiaries
                      Consolidated Statements of Operations

                                                                                        Years Ended June 30,
                                                          ----------------------------------------------------------------------
                                                                    2005                                  2004
                                                           --------------------------------    ----------------------------------
                                                              Rmb                       US$                Rmb                US$

Net revenues                                                 139,387,605       16,834,252           15,130,727        1,827,382
Cost of revenues                                             (94,705,435)     (11,437,855)         (12,140,249)      (1,466,213)
                                                           -------------    ---------------    ---------------    ---------------
                                                           -------------    ---------------    ---------------    ---------------

Gross profit                                                  44,682,170        5,396,397            2,990,478          361,169
                                                           -------------    ---------------    ---------------    ---------------
                                                           -------------    ---------------    ---------------    ---------------


Costs and expenses:
Selling, general and administrative expenses                 (13,998,244)      (1,690,609)         (10,074,773)      (1,216,760)
Amortization on intangible assets                             (4,175,546)        (504,293)                   -                -
Gain/(loss) on disposal of fixed assets                          (56,259)          (6,795)              44,345            5,356
Impairment of software license                                         -                 -            (258,750)         (31,250)
Loan interest income                                                 105                13                   -                -
Investment income                                                224,640            27,130                   -                -
                                                           -------------    ---------------    ---------------    --------------

Total costs and expenses                                     (18,005,304)      (2,174,554)         (10,289,178)      (1,242,654)
                                                           -------------    ---------------    ---------------    --------------

Profit/(Loss) from operations                                 26,676,866        3,221,843           (7,298,700)        (881,485)
                                                           -------------    ---------------    ---------------    ---------------
                                                           -------------    ---------------    ---------------    ---------------

Other income (expense):
Interest income                                                  4,844                585             14,937              1,804
Other income (expense), net                                    120,620             14,568            (19,021)            (2,297)
                                                           -------------    ---------------    ---------------    ---------------
                                                           -------------    ---------------    ---------------    ---------------

  Total other income (expense)                                 125,464             15,153             (4,084)              (493)
                                                           -------------    ---------------    ---------------    ---------------

Profit / (Loss) before income taxes, minority
interests and
    equity in earnings of an associated company             26,802,330          3,236,996         (7,302,784)          (881,978)

Income taxes                                                (6,285,315)          (759,096)           (56,860)            (6,867)
                                                           -------------    ---------------    ---------------    ---------------

Profit / (Loss) before minority interests and
equity in
    earnings of an associated company                       20,517,015          2,477,900           (7,359,644)        (888,845)

Minority interests                                         (17,646,768)        (2,131,252)            (527,516)         (63,710)
                                                           -------------    ---------------    ---------------    ---------------

Profit / (Loss) before equity in earnings of an associated                        346,648
    company                                                  2,870,247                              (7,887,160)        (952,555)

Equity in earnings of an associated company                  1,616,049            195,175            1,174,308          141,824
                                                           -------------    ---------------    ---------------    ---------------

Net Profit / (loss)                                          4,486,296            541,823           (6,712,852)        (810,731)
                                                           =============    ===============    ===============    ===============



Net profit/(loss) per common share - basic and diluted              0.06                  0.007             (0.12)           (0.01)
                                                           =============    ===============    ===============    ===============

Weighted average number of common shares outstanding - basic
    and diluted                                             81,129,812           81,129,812         57,105,734       57,105,734
                                                           =============    ===============    ===============    ===============


See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.

                     Intermost Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                       Years Ended June 30, 2004 and 2005

                                                       Common Stock
                                Issued           Reserved and to be Issued
                         Number                                                                         Accumulated
                           of                                              Additional                    Other
                      -------------                 Number                  Paid-In     Accumulated  Comprehensive     Stockholders'
                         Shares     Amount     of Shares   Amount          Capital       Deficit        Loss               Equity
                      --------------------------------------------------------------------------------------------------------------
                                         Rmb                   Rmb           Rmb           Rmb         Rmb          Rmb         US$

Balance as of
June 30, 2002          33,120,481    274,279   2,000,000    16,560    62,085,259   (58,378,023)    (30,896)   3,967,179     479,128
Issuance of common
stock for services
   rendered             1,027,318      8,505           -         -       248,176             -           -      256,681      31,000
Issuance of common
stock to
a director for
   partial
settlement
of
balance due             2,213,401     18,326           -         -     1,064,033             -           -    1,082,359     130,720
Issuance of common
stock to
employee as
   compensation         3,870,800     32,048           -         -       964,959             -           -      997,007     120,411
Issuance of common
stock for
settlement of
   creditors, net
of
issuance cost           2,014,066     16,676  (2,000,000)  (16,560)         (116)            -           -            -           -
Issuance of common
stock for
acquisition             4,000,000     33,120           -         -     4,272,480             -           -    4,305,600     520,000
Common stock
reserved
and
to be
issued for
   services
rendered                        -          -   3,820,000    31,630     2,000,282             -           -    2,031,912     245,400
Net loss                        -          -           -         -             -    (8,932,609)          -   (8,932,609)  1,078,818)

Balance as of
June 30,
2003                   46,246,066    382,954   3,820,000    31,630    70,635,073   (67,310,632)    (30,896)   3,708,129     447,841

Issuance of common
stock for
services
   rendered             4,717,640     39,060  (3,820,000)  (31,630)    1,979,770             -           -    1,987,200     240,000

Issuance of common
stock for
private
   placement            6,053,700     50,124           -         -     9,639,154             -           -    9,689,278   1,170,204
Issuance of common
stock
for
acquisition            10,000,000     82,800           -         -    19,789,200             -           -   19,872,000   2,400,000
Common stock
reserved
and to
be issued for
   services rendered            -          -     200,000     1,656       478,584             -           -      480,240      58,000
Net loss                        -          -           -         -             -    (6,712,852)          -   (6,712,852)   (810,731)

Balance as of
June 30,
2004 (Rmb)             67,017,406    554,938     200,000     1,656   102,521,781   (74,023,484)    (30,896)  29,023,995           -
Balance as of
June 30,
2004 (US$)             67,017,406     67,021     200,000       200    12,381,858    (8,940,034)     (3,731)   3,505,314   3,505,314

Issuance of common
stock
for
services
   rendered             1,119,787      9,273    (200,000)   (1,656)      865,917             -           -      873,534     105,499

Issuance of common
stock
for
acquisition            19,470,355    161,215           -         -    38,783,583             -           -   38,944,798   4,703,478

Issuance of common
stock to
a former
   director for
settlement
of
balance due              341,924      2,833           -         -       530,413             -           -      533,246      64,402

Common stock reserved
and to
be issued for
   services rendered            -          -   2,757,628    22,832     2,032,152             -           -    2,054,984     248,186

Net profit                      -          -           -         -             -     4,486,296           -    4,486,296     541,823
 ---------------------------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------------------------

Balance as of June 30,
2005 (Rmb)             87,949,472    728,259   2,757,628    22,832   144,733,846    (69,537,188)  (30,896)    75,916,853           -
Balance as of June 30,
2005 (US$)             87,949,472     87,954   2,757,628     2,757    17,479,933     (8,398,211)   (3,731)     9,168,702   9,168,702

==================================================================================

See accompanying report of independent registered public accounting frm and notes to consolidated financial statements.

                     Intermost Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                     Years Ended June 30,
                                                                 --------------------------------------------------------------
                                                                              2005                           2004
                                                                 --------------------------------------------------------------
                                                                 -------------------------------
                                                                           Rmb         US$                Rmb             US$

Cash flows from operating activities:
Net profit / (loss)                                                  4,486,296          541,823    (6,712,852)       (810,731)
Adjustments to reconcile net loss to net cash used in operating activities:
    Issuance of common stock in exchange for services                  873,584          105,499     1,987,200         240,000
    Common stock reserved and to be issued in exchange for
    services                                                         2,054,984          248,186       480,240          58,000
    Bad debt written off and provision for doubtful debt:
       Other receivables                                             1,000,000          120,773             -               -
    Amortization of computer software held for sale                          -                -       621,000          75,000
    Amortization of intangible asset                                 4,175,546          504,293             -               -
    (Gain) loss on disposal of fixed assets                             56,259            6,795       (44,345)         (5,356)
    Impairment of software license                                           -                -       258,750          31,250
    Depreciation of plant and equipment                                215,036           25,971       378,337          45,693
    Minority interests                                              17,646,768        2,131,252       527,516          63,710
    Equity in earnings of an associated company                     (1,616,049)       (195,175)    (1,174,308)       (141,824)
Changes in operating assets and liabilities:
      (Increase) decrease in -
    Accounts receivable                                            (62,395,383)     (7,535,674)    (1,660,217)       (200,509)
    Deposits, prepayments and other receivables                      1,705,776          206,012    (1,380,613)       (166,741)
    Inventory                                                           31,392            3,791       361,522          43,662
      Increase (decrease) in -
    Accrued liabilities and other payables                           4,111,574          496,567      (532,577)        (64,321)
    Accounts payable                                                 7,542,742          910,959       158,332          19,122
    Deferred revenue                                                    30,241            3,652           357              43
    Customer deposits                                                  421,887           50,953       (51,613)         (6,233)
    Business taxes and government surcharges payable                 6,191,077          747,715        12,638           1,526

Net cash used in operating activities                              (13,468,320)     (1,626,608)    (6,770,633)       (817,709)
                                                                 ---------------                -------------------------------
                                                                 ---------------                -------------------------------

Cash flows from investing activities:
Additions to plant and equipment                                       (96,834)        (11,695)      (213,336)        (25,765)
Acquisition of investment in an associated company                  (4,669,998)       (564,010)      (600,000)        (72,464)
Acquisition of investment in subsidiaries                            5,037,294          608,369           __-               -
Proceeds on disposal of plant and equipment                                  -                -       870,000         105,072
Increase in amount due from related company                         12,917,684        1,560,107             -               -

Net cash provided by investing activities                           13,188,146        1,592,771        56,664           6,843

Cash flows from financing activities:
Advances from (repayments to) directors/former directors              (148,283)        (17,909)      (274,588)        (33,163)
Net proceeds from issuance of common stock                                   -                -     7,880,926         951,803

Net cash provided by/(used in) financing activities                   (148,283)        (17,909)     7,606,338         918,640

Cash and cash equivalents:
Net increase / (decrease)                                             (428,457)        (51,746)       892,369         107,774
Balance at beginning of year                                         1,544,822          186,573       652,453          78,799

Balance at end of year                                               1,116,365        134,827       1,544,822         186,573

Supplemental disclosures of cash flow information:
  Cash paid for -
    Interest                                                                 -                -             -               -
    Income taxes                                                        38,279          4,623          73,019           8,819

Non-cash investing and financing activities:
Issuance of common stock in exchange for services                      873,534          105,499     1,987,200         240,000

Issuance of common stock in settlement of balance due to a                      ===============
    director                                                           533,246           64,402             -               -
Issuance of common stock for acquisitions                           38,944,798        4,703,478    19,872,000       2,400,000
Common stock reserved and to be issued in exchange for services      2,054,984        248,186         480,240          58,000

===================================================================================================================

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

         The Company is engaged in providing, directly and through its subsidiaries and associated companies, business portal and e-commerce solutions, the sale of photographic equipment and the sale of digital security imaging system in the People's Republic of China (the "PRC" or "China"), including Hong Kong. Segment information is provided at Note
         16. The Company's fiscal year-end is June 30.

         The Company's subsidiaries and affiliated companies and their principal activities as of June 30, 2005 are summarized as follows:

                                                        Place of        Percentage of
                                                      Incorporation    Equity Interest
                                                    -----------------  Attributable to
                           Name                      or Organization     the Company         Principal Activities
                                                    ------------------ ----------------- ------------------------------
                                                    ------------------ ----------------- ------------------------------

        Intermost Limited ("IL")                       British Virgin              100%             Investment holding
                                                              Islands

        China E.com Information Technology Ltd.                   PRC              100%            Business portal and
          ("CECITL")*                                                                             e-commerce solutions

        IMOT Information Technology (Shenzhen)                    PRC              100%             Investment holding
          Ltd. ("IITSL")*

        Intermost (H.K.) Limited ("IHKL")                   Hong Kong              100%                       Inactive

        Shenzhen Bank Union & Jiayin E-commerce                   PRC             55.3%                       Inactive
          Company Ltd. ("SBUJE")**

        Intermost Focus Advertising Company Ltd.                  PRC               90%                       Inactive
          ("IFACL")**

        Shanghai Newray Photographic Equipment                    PRC               51%          Sales of photographic
          Co., Ltd. ("SNPE")**                                                             equipment, and LCD monitors

        Shanghai Fortune Venture Ltd. ("SFVL")***                 PRC               25%    Private equity exchange and
                                                                                                    investment holding

        Golden Anke Technology Ltd. ("GATL")**                    PRC               51%      Sales of digital security
                                                                                                                system
        China E.com Technology (Shenzhen) Ltd.                    PRC              100%            Business postal and
          ("CECTSC")*                                                                             e-commence solutions

        Hainan Concord Financial Products                         PRC               80%      Private equity exchange &
          Development Co., Ltd. ("HCFPDCL")**                                                       investment holding

        Shenzhen International Hi-Tech Property                   PRC               15%        Private equity exchange
          Right Exchange Centre


         * CECITL, IITSL and CECTSC are wholly foreign owned enterprises established in the PRC to be operated for a period of 10 years until 2008.

         ** SBUJE, IFACL, SNPE, GATL and HCFPDCL are equity joint ventures established in the PRC to be operated for a period of 10 years until 2009, 2010, 2013, 2014 and 2015 respectively. They are subsidiaries of the Company and their operations are consolidated into the Company's financial statements.

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

         Going Concern - As shown in the accompanying consolidated financial statements, the Company incurred a net loss of Rmb6,712,852 for the year ended June 30, 2004 and has an accumulated deficit of Rmb74,023,484 as of June 30, 2004. Although the company have a net profit of Rmb 4,486,296 for the year ended June 30, 2005 and has an accumulated deficit of Rmb 69,537,188 as of June 30, 2005, the Company continues to experience negative cash flows from operations. The Company will be required to raise additional capital to fund its operations, and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company plans to strengthen its core business, control its overall expenditures, improve the efficiency of its operations and continue its efforts to expand by acquiring other business opportunities During the year ended June 30, 2005, the company acquired various subsidiaries and associated companies (see Note 1). The Company also raised additional capital by three private placements of HK$400,000 in July 28, 2005, US$150,000 in September 7, 2005 and US$2,000,000 in September 10, 2005.

         Cash and Cash Equivalents - The Company considers all cash and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As at June 30, 2005 the company did not have any cash equivalents.

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

         Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets at the following annual rates:

                    Buildings                                20 years
                    Computer equipment                       3 years
                    Motor vehicles                           5 years
                    Furniture and office equipment           5 years

         Inventory - Inventory consists of finished goods and is valued at the lower of cost or market using the weighted average cost method of accounting. As of June 30, 2005, inventories were comprised of digital security imaging system and office automation software.

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

         Computer Software Held for Sale - The Company accounts for software costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Computer software held for sale represents the purchase price of software licenses acquired during the year ended June 30, 2003 and is being amortized over the estimated economic life of 2 years. For the year ended June 30, 2004, the Company recorded amortization of Rmb621,000. During the year ended June 30, 2004, the Company also determined that the asset had been impaired, as a result of which the Company recorded an asset impairment charge of Rmb258,750 during such period to reduce the carrying value of the asset to zero at June 30, 2004. The company signed a settlement agreement with the supplier on March 31, 2005 to terminate the distributorship agreement and return all the software. Both parties confirm that they have no claim against each other outstanding payment. Hence the company reverses the amortization amount Rmb 1,242,000 in the statements of operation for year ended June 30, 2005.

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

         Revenue from the sale of photographic equipment and digital security imaging system are recognized from the sale of photographic equipment and digital security imaging system represents the invoiced value of the goods supplied to customers. Revenue are recognized upon delivery of goods and passage of title to customers.

         Revenue from web-site development contracts is recognized based on the terms of the contract. The Company uses either the percentage of completion or the completed contract methods to recognize such revenue. Contracts are short-term in nature and require acceptance by the customer pursuant to the respective contracts are accounted for under the completed contract method. Revenues are allocated to the elements of the contract based on the fair values of the elements. Provisions for estimated contract losses are recognized in the year the loss becomes probable and can be reasonably estimated.

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

         Income Taxes - Income taxes are provided under the provisions of SFAS No. 109, which requires recognition of the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards under the liability method. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its deferred tax assets as of June 30, 2005 due to the uncertainty of the realizability of those assets.

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

         Comprehensive Income (Loss) - The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires the disclosure of comprehensive income, which includes net income (loss), unrealized gains and losses on marketable securities classified as available-for-sale, and foreign currency translation adjustments. Total comprehensive loss for the years ended June 30, 2004 and 2005 consisted of the net loss for the respective years. As of June 30, 2005, accumulated other comprehensive loss was comprised of foreign currency translation adjustments.

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

         The Company did not have any stock options outstanding during the years ended June 30, 2004 and 2005. Accordingly, no pro forma financial disclosure is provided herein.

         Foreign Currency Translation - The Company maintains its books and records in Renminbi ("Rmb"), the currency of the PRC. The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb8.28 to US$1.00. On July 21, 2005. due to the change of rate of currency translation of Rmb to US$ by the PRC government, the rate of exchange is changed to approxionately Rmb8.11 to US$1.00

         The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss.

         Transactions in currencies other than functional currencies during the year are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. Exchange gains and losses were not significant for the years ended June 30, 2004 and 2005.

         The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on June 30, 2004 and June 30, 2005 of US$1.00 = Rmb8.28. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

         Earnings per Common Share - Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the years ended June 30, 2004 and 2005. Accordingly, basic and diluted loss per common share is the same for the years ended June 30, 2004 and 2005.

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

         Recent Accounting Pronouncements - Fair Value of Financial Instruments
         - The estimated fair values for financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes cash and cash equivalents, accounts receivable and accounts payable, approximates their carrying value in the financial statements due to the short-term nature of these financial instruments..
         In November 2004, the FASB issued SFAS No. 151, entitled Inventory Costs -- An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, entitled Inventory Pricing [June 1953], to clarify the accounting for "abnormal amounts" of idle facility expense, freight, handling costs, and wasted material [spoilage]. Before revision by SFAS No. 151, the guidance that existed in ARB No. 43 stipulated that these type items may be "so abnormal" that the appropriate accounting treatment would be to expense these costs as incurred [i.e., these costs would be current-period charges]. SFAS No. 151 requires that these type items be recognized as current-period charges without regard to whether the "so abnormal" criterion has been met. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not impact the financial statements.

         In December 2004, the FASB issued SFAS No. 152, entitled Accounting for Real Estate Time-Sharing Transactions -- An Amendment of FASB Statements No. 66 and 67. SFAS No. 152 amends SFAS No. 66 to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2. SFAS No. 152 also amends SFAS No. 67 to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance of SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS 152 did not impact the financial statements.

         In December 2004, the FASB issued SFAS No. 153, entitled Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No.29. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not impact the financial statements.

         In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) will not impact the financial statements as the Company has not granted any equity instruments to employees.

         In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.



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

         As many of the economic reforms, which have been or are being implemented by the PRC government, are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures such as the leverage of exchange rate, it remains possible for the PRC government to exert significant influence on the PRC economy.

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

         Industry Risk:

         The Company operates in business segments, which are characterized by rapid technological advances, changes in customer requirements, and evolving regulatory requirements and industry standards. Any failure by the Company to anticipate or to respond adequately to technological changes in its industry segments, changes in customer requirements or changes in regulatory requirements or industry standards, could have a material adverse effect on the Company's business and operating results.


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

         The Company's investment in SFVL at June 30, 2004 and June 30, 2005 were as follows:


                                                                                             Rmb                 US$

        Cash consideration paid                                                          600,000              72,464
        10,000,000 shares of the Company's common stock valued at $0.24 per
            share                                                                     19,872,000           2,400,000
                                                                                 ----------------      ----------------
                                                                                 ----------------      ----------------

        Total consideration paid                                                      20,472,000           2,472,464

        25% of net income of SFVL for the period from April 13, 2004 to June
            30, 2005                                                                   1,174,308             141,824
                                                                                 ----------------      ----------------
                                                                                 ----------------      ----------------

                                                                                      21,646,308           2,614,288
        Commissions paid                                                                 596,160              72,000
        25% of net income of SFVL for the year ended June 30 2005                      1,616,049             195,175
                                                                                 ----------------      ----------------
                                                                                 ----------------      ----------------
                                                                                      23,858,517           2,881,463
                                                                                 ================      ================
                                                                                 ================      ================



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

         As a result of the merger of the STE, although SFVL continues to maintain its membership, it is currently unclear how the NSB and the YRDE will conduct business going forward, and how SFVL will participate in the equity exchange markets, as a result of the pending issuance of final regulations by the local PRC government. Due the uncertainly in the status of the final regulation by the local PRC government on YRDE, SFVL subsequently acquired 33.75% of the shareholding in Xian Asset and Equity Exchange in June 3, 2004 in order to develop the Equity Exchange Market in another major province in PRC.



         Summarized financial information for SFVL is presented below.

                  Shanghai Fortune Venture Ltd. and Subsidiary
                          (A Development Stage Company)

                           Consolidated Balance Sheet


                                                            June 30, 2005                       June 30, 2004
                                                    ----------------------------- -----------------------------
                                                             Rmb            US$             Rmb           US$

       Assets

       Current assets                                 21,008,290      2,537,233      50,610,183     6,112,341
       Equipment, net                                    269,583         32,558          63,028         7,612
       Intangible assets, net                            150,000         18,116         170,000        20,531
       Investments                                     1,153,449        139,306       1,350,000       163,044
                                                    -------------   ------------ --------------- -------------
                                                    -------------   ------------ --------------- -------------

       Total assets                                   22,581,322      2,727,213      52,193,211     6,303,528
                                                    =============   ============ =============== =============
                                                    =============   ============ =============== =============

       Liabilities and Stockholders' Equity

       Current liabilities                                43,981          5,312      37,806,286     4,565,977
       Minority interest                                  97,714         11,801         626,753        75,695
       Stockholders' equity                           22,439,627      2,710,100      13,760,172     1,661,856
                                                    -------------   ------------ --------------- -------------
                                                    -------------   ------------ --------------- -------------

       Total liabilities and stockholders' equity     22,581,322      2,727,213      52,193,211     6,303,528
                                                    =============   ============ =============== =============

                  Shanghai Fortune Venture Ltd. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statement of Operations

                                                       Year ended                  Period From April 12, 2004
                                                     June 30, 2005                     to June 30, 2004
                                               -------------------------------- ----------------------------------
                                                       Rmb               US$             Rmb                  US$


       Net revenues                             36,735,136         4,436,611      46,358,830            5,598,893

       Cost of sales                            25,971,924         3,136,706      40,379,921            4,876,802
                                                                                     760,794
       Operating costs and expenses              1,126,778           136,084                          91,883
       Other income                                      -                 -        (12,526)              (1,513)
       Income tax                                   33,840             4,087
       Minority interest                         (529,038)          (63,893)         533,410               64,422
       Surplus reserve                           2,215,260           267,543               -                    -
       Dividend                                  1,255,626           151,646               -                    -
       Equity in earnings of an associated
           company                                 196,551            23,738               -                    -
                                                -----------     -------------    ------------     ----------------
                                                -----------     -------------    ------------     ----------------
       Net income                                6,464,195           780,700       4,697,231              567,299
                                                ===========     =============    ============     ================


         Shanghai Fortune Venture Ltd.'s operating subsidiary is exempt from PRC enterprise income taxes through December 31, 2004 due to a one year tax holiday. Beginning January 1, 2005, Shanghai Fortune Venture Ltd.'s PRC enterprise income tax rate will be 33%.


5. ACCOUNTS RECEIVABLE

         Accounts receivable are summarized as follows:

                                                            June 30, 2005                         June 30, 2004
                                                   ---------------------------------     --------------------------------
                                                             Rmb                US$               US$                US$

        Accounts receivable                           65,447,719          7,904,314         3,052,336            368,640


        Less:  Allowance for doubtful accounts                 -                  -                 -                  -
                                                   --------------     --------------     -------------    ---------------
                                                   --------------     --------------     -------------    ---------------

                                                      65,447,719          7,904,314         3,052,336            368,640
                                                   ==============     ==============     =============    ===============


         There was no activity in the Company's allowance for doubtful accounts during the year ended June 30, 2004 and June 30, 2005.

6. DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

         Deposits, prepayments and other receivables are summarized as follows:

                                                                  June 30, 2005                     June 30, 2004
                                                          ------------------------------    ------------------------------
                                                                   Rmb              US$               Rmb              US$


        Rental and utilities deposits                           57,682            6,966            67,538            8,157
        Advance to employees                                    28,069            3,390            34,061            4,114
        Prepaid expenses                                        10,077            1,218            78,385            9,467

        Subscription money held in escrow account (a)                -                -         1,808,352          218,400
        Court deposit for legal proceeding (b)                       -                -           535,000           64,613
        Deposit on investment in an associated company
            (c)                                                      -                -         1,000,000          120,773
        Due from minority stockholders (d)                     245,000           29,589           245,000           29,589
        Other loans (e)                                      1,347,000          162,681           730,200           88,188
        Deposit on investment in a subsidiary (f)              105,000           12,681                 -                -
        Other                                                   12,423            1,500             5,263              636
                                                          -------------    -------------     -------------    -------------
                                                          -------------    -------------

                                                             1,805,251          218,025         4,503,799          543,937
                                                          =============    =============     =============    =============


         (a) Subscription money held in escrow account was fully repaid to the Company in September 2004.

         (b) During September 2000, the Company entered into an agreement to acquire 58.3% of the outstanding shares of J.R. Hi-Tech Investment Corporation ("JRHIC") from its two stockholders. JRHIC's main investment via a holding company was a 90% ownership of Shenzhen China Websecurity.com, a Chinese-foreign equity joint venture established in the PRC, which engaged in providing internet security services, systems integration and software development services. Based on the terms of the agreement, the consideration to be paid was Rmb1,500,000 in cash and 510,300 shares of common stock of the Company valued at Rmb10,974,001 or US$2.60 per share. As of June 30, 2001, the Company had paid Rmb1,500,000 in cash, but had not issued the 510,300 shares of common stock, nor had it received the transfer of shares from the stockholders of JRHIC. The Company is in the process of commencing legal action to terminate the agreement and attempt to recover Rmb1,500,000. Due to the uncertainty of any recovery from the stockholders of JRHIC, the Company provided a valuation allowance on the full amount of this receivable as a bad debt expense in the year ended June 30, 2001. During the year ended June 30, 2002, the Company paid Rmb535,000 to the Court and an Injunction Order was granted against the Defendants to freeze bank accounts held in the name of the Defendants until a conclusion or further order from the Court was obtained. In June 8, 2005, the company sought for court settlement and recovered the court deposit of Rmb535,000 plus interest income of Rmb27,184.

         (c) Deposit on investment in an associated company of Zenith Technology Ltd. ("Zenith") from Mr. Xie Wei, the major stockholder of Zenith. Although the acquisition is still pending for to government approval, the Company cannot locate Mr. Xie Wei for more than six months. The amount was charged off as a bad debt in June 30, 2 005.

         (d) The amount receivable from the minority stockholders of Shanghai Newray Photographic Equipment Co., Ltd. of Rmb245,000 is unsecured, non-interest bearing, and due and payable during the year ending June 30, 2006.

         (e) At June 30, 2004, the Company had advanced Rmb475,200 to Metrolink Holdings Limited, which is controlled by a shareholder of the Company, as a deposit for a potential project (which was repaid in September
         2004) and Rmb255,000 to Mr. Zhu Wei, the former holder of a 51% interest in Shanghai Newray Photographic Equipment Co., Ltd. chich is unsecured, non-interest bearing, and due and payable during the year ending June 30, 2006 At June 30, 2005, cash loan to Shanghai Sanou, unrelated third party of Rmb1,000,000 which is unsecured , non interest bearing and due and payable on or before December 1, 2005, cash loan to Hainan Man Lai Yuan, unrelated third party of Rmb85,000 with interest rate at 0.45% per month, and due and payable on April 25, 2006 and short-term cash loan to unrelated party of Rmb7,000 with interest rate at 0.25% per month.

         (f) Deposit on investment in a subsidiary of Hainan Concord of 98% shareholding in Hainan Yin Quan Tong and the acquisition is completed in July 2005.

7.         GOODWILL

         On May 29, 2003, the Company completed the acquisition of a 51% interest in Shanghai Newray Photographic Equipment Co., Ltd. ("SNPE"), a company incorporated in Shanghai, PRC. SNPE had no operations prior to the acquisition and had no assets and liabilities other than cash balances. Subsequent to the acquisition, staff with expertise in the photographic business in Shanghai was recruited and SNPE commenced business operations, including sales of photographic equipment, and sales of LCD monitors to PRC Railway Dept. The acquisition provided the Company with a presence in the digital imaging business. The Company also expects to assist SNPE in developing its digital imaging platform for photo processing and other related business, which may provide further expansion into other parts of the PRC. These factors contributed to a purchase price in excess of the fair market value of SNPE's net tangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

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

         The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair value of SNPE was as follows:

                                                Rmb                 US$

        Cash acquired                       500,000              60,386
        Goodwill                          4,568,552             551,758
        Minority interest                 (245,000)             (29,589)
                                    ----------------      ----------------
                                    ----------------      ----------------

        Total                             4,823,552             582,555
                                    ================      ================
                                    ================      ================


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

       Goodwill is summarized as follows:


                                                                              Rmb                    US$

         Goodwill acquired in SNPE transaction on May 29, 2003         4,568,552                551,758
                                                                 -----------------      -----------------
                                                                 -----------------      -----------------

         Balance, June 30, 2004                                        4,568,552                551,758
                                                                 -----------------      -----------------

         Balance, June 30, 2005                                        4,568,552                551,758
                                                                 =================      =================

         On August 10, 2004, the Company's wholly-owned subsidiary, IMOT Information Technology (Shenzhen) Ltd. ("IMOT Technology"), received all necessary government approval required to complete the transfer of 51% of the issued and outstanding shares of Golden Anke Technology, Ltd. ("Golden Anke") from two of its shareholders to IMOT Technology.

         Previously, on March 31, 2004, IMOT Technology had entered into agreement to acquire a 51% interest in Golden Anke from two of Golden Anke's stockholders. The agreement was subject to final approval from the government of Shenzhen, PRC the completion of a due diligence investigation by the parties, and approval by the respective boards of directors of each party. The purchase price was determined to be $3,240,000, consisting of 12,000,000 shares of the Company's common stock at a value of $0.27 per share. The value of the common stock was determined by computing the average closing price of the Company's common stock from January 20, 2004 to March 19, 2004, and then applying a 20% discount.

         Golden Anke is a digital security imaging system provider in China, offering a variety of solutions on video surveillance, digital image processing and compressing, Internet image transfer and imaging security systems.

         The total purchase price of Rmb 27,542,592 consisted of 12,000,000 shares of the Company's common stock valued at Rmb26,827,000 (US$0.27 per share) and commission expenses of Rmb715,392 ($86,400) paid to an unrelated advisor. The value of the common stock issued was based on the market value of the common stock at the completion date of the acquisition.

         Goodwill of Rmb16,437,064 represented the excess of the purchase price over the fair value of the net tangible asset acquired. The goodwill has been included in the digital security system segment.

         Goodwill is summarized as follows:

                                                                               Rmb                US$

         Goodwill acquired in GATL transaction on August 10, 2004       17,152,456          2,071,552

                                                                      -------------   ----------------
                                                                      -------------   ----------------
         Balance, June 30, 2005                                         17,152,456          2,071,552
                                                                      =============   ================
                                                                      =============   ================


         Pursuant to the Stock Exchange Agreement relating to Hainan Concord Financial Products Development Co., Ltd. ("Development"), IITSL will issue to the Development Stockholders 5,000,000 shares of the Company's restricted common stock having a value of Rmb76,617,600 (US$920,000). The consideration for the transaction was determined by arm's-length negotiations between the parties, none of whom is related.

         Development provides financial institutions with research and development services related to financial products and instruments. Its subsidiary, Hainan Yangpu Multifunctional Smart Card Sales and Management Co. Ltd., issues and manages multifunctional smart cards and provides related services. The Company, through IITSL, also intends to continue and expand these operations in the PRC.

         The total purchase price of Rmb7,915,600 consisted of 5,000,000 shares of the Company's common stock valued at Rmb7,617,600 (US$0.184 per share) and commission expenses of Rmb596,160 (72,000) paid to unrelated advisor. The value of the common stock issued was based on the market value of the common issued was based on the market value of the common stock at the completion dated of the acquisition.

         Goodwill of Rmb6,676,277 represented the excess of the purchase price over the fair value of the net tangible asset acquired. The goodwill has been included in the unallocated segment.

         Goodwill is summarized as follows:

                                                                            Rmb                  US$

         Goodwill acquired in HCFPDCL transaction on Jan 6, 2005      7,272,437              878,314
                                                                  --------------     ----------------
                                                                  --------------     ----------------
         Balance, June 30, 2005                                       7,272,437              878,314
                                                                  ==============     ================


8. PLANT AND EQUIPMENT
         Plant and equipment is summarized as follows:

                                                   June 30, 2005                          June 30, 2004
                                                ----------------------------    ------------------------------
                                                       Rmb              Rmb                 Rmb            US$

         Plant and equipment, at cost:
         Computer equipment                          974,606       117,706             931,061         112,447
         Furniture and office equipment              406,092        49,045             402,259          48,582
         Motor vehicles                               83,228        10,052             532,470          64,308
                                                -----------   --------------    ----------------   ------------
                                                -----------   --------------

         Total                                     1,463,926       176,803           1,865,790         225,337
         Less:  Accumulated depreciation          (1,239,215)     (149,664)         (1,500,390)       (181,207)
                                                -----------   --------------    ----------------   ------------
                                                -----------   --------------

                                                     224,711        27,139             365,400          44,130
                                                ===========   ==============    ================   ============

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

         Depreciation expense was Rmb378,337 (US$45,693) and Rmb 215,036 (US$25,971) for the years ended June 30, 2004 and 2005, respectively.


9. ACCRUED LIABILITIES AND OTHER PAYABLES

         Accrued liabilities and other payables are summarized as follows:

                                                        June 30, 2005                      June 30, 2004
                                                -----------------------------    -------------------------------
                                                    Rmb            US$                 Rmb                US$

        Accrued operating expenses
            Wages and bonus                        722,443          87,252             151,441           18,290
            Consultancy fees                     1,054,575         127,364             240,464           29,041
            Legal and professional fees          2,263,593         273,381             350,062           42,278
            Audit fees                           2,753,928         332,600                   -                -
        Other                                      619,621          74,833             220,626           26,646
        Due to a former director (see Note 15)     214,000          25,845             751,483           90,759
                                                --------------   ------------    ----------------     ----------
                                                --------------   ------------    ----------------     ----------

                                                 7,628,160         921,275           1,714,076          207,014
                                                ==============   ============    ================     ==========

10. WRITE-BACK OF AMORTIZATION OF SOFTWARE HELD FOR SALES

         The Company signed a Distributorship Agreement with Kanhan Technologies Ltd. of $150,000 on Nov. 28, 2002 for re-sell Kanhan's software license in PRC market and the company set up an office in Guangzhou for sales of Kanhan's product. Because of economic recession, finally the company return goods to Kanhan during the fiscal year and set-off the Accounts payable.

11. INCOME TAXES
         The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate. The Company is subject to the United States federal tax at a rate of 35%. IL was incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, is exempted from payment of the British Virgin Islands income taxes. The subsidiaries (IITSL, CECITL, SBUJE and IFACL) established in the PRC are subject to PRC enterprise income taxes at a rate of 15%. SNPE is subject to a special PRC enterprise income tax at a rate 0.5% of turnover. IHKL is subject to Hong Kong profits tax at a rate of 17.5%. As of June 30, 2004 and 2005, all subsidiary companies except SNPE, GATL and HCFPDCL were in a tax loss position.

         The reconciliation of the United States federal income tax rate to the effective income tax rate based on loss before income taxes stated in the consolidated statements of operations is as follows:

                                                                     Years Ended June 30,
                                                                 -----------------------------
                                                                      2005             2004
                                                                         %                %

         United States federal income tax rate                          35               35
         Effect of different tax rates in foreign jurisdictions        (28)              (3)
         Valuation allowance for deferred tax assets                    (7)             (33)
                                                                 ------------     ------------

                                                                         -               (1)
                                                                 ============     ============


         Deferred taxation consisted of:

                                                 June 30, 2005                     June 30, 2004
                                           -----------------------------  ----------------------------
                                                   Rmb             US$            Rmb             US$

         Deferred tax assets, gross:
                                             5,890,340         711,394
         Net operating loss carry forwards                                   5,683,827        686,453
         Valuation allowance                (5,890,340)       (711,394)     (5,683,827)      (686,453)
                                            -----------     -----------    -----------     ------------
                                            -----------     -----------

         Deferred tax assets, net                    -               -               -              -
                                            ===========     ===========    ===========     ============

         The change in valuation allowance from June 30, 2004 to June 30, 2005 is primarily related to the tax effects of the increase in the net operating loss in the current fiscal year. The Company has net operating loss carryforwards totaling approximately Rmb37,892,178 as of June 30, 2004 and Rmb39,268,930 as of June 2005, primarily relating to operations in the PRC.

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

     Year Ended June 30, 2004:

     During the year ended June 30, 2004, the Company issued shares of common stock to various parties. The value of the common stock issued was based on the market price of the shares at the date of the transaction or on the fair value of services received. The issuances of common stock are summarized as follows:

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

     On October 30, 2003, the Company issued 700,000 shares of common stock to Stanford Capital International Ltd. for investor relations services. The Company's contract with Stanford Capital International Ltd. provided for the issuance of 300,000 shares upon its effective date (April 1, 2003) and 200,000 shares per quarter on the last day of each quarter. Accordingly, the 700,000 shares included the payment for services rendered for the three months ended June 30, 2003 and September 30, 2003. At June 30, 2003, the Company had recorded 500,000 of such shares, consisting of 300,000 shares valued at the closing price on April 1, 2003 of US$0.03 per share and 200,000 shares valued at the closing price on June 30, 2003 of US$0.24 per share, which share amounts were included in common stock reserved and to be issued at such date. In addition, 200,000 shares valued at the closing price on September 30, 2003 of US$0.22 per share. The aggregate value of such shares was US$101,000.

     On October 30, 2003, the Company issued 72,640 shares of common stock with a value of US$0.20 per share to Shanghai Newray Business Development Co. Ltd., the owner of a 24.5% interest in Shanghai Newray Photographic Equipment Co., Ltd. ("SNPE"), in exchange for services to introduce investors to subscribe for 908,000 shares of common stock of the Company in the private offering issued on October 2003 having a value of US$14,528.

     On October 30, 2003, the Company issued 320,000 shares of common stock with a value of US$ 0.12 per share to Yorkshire Capital Ltd. in exchange for services rendered in connection with the acquisition of 51% of the shares of SNPE on May 29, 2003 with a value of US$38,400.

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

     On June, 2004, the Company issued 225,000 shares of common stock with a value of US$0.32 per share to Hank Vanderkam for legal services rendered to the Company, having a value of US$72,000. At June 30, 2004, the Company had recorded 200,000 shares of common stock as reserved and to be issued to Stanford Capital International Limited for investor relations services for the three months ended June 30, 2004 valued at the closing price on June 30, 2004 of US$0.29. At June 30, 2004, the value of these shares had been recorded and the share amounts were included in common stock reserved and to be issued. The shares were issued subsequent to June 30, 2004.

     Year ended June 30, 2005:

     Stock Option Plan - On December 1, 2003, the Board of Directors adopted the Intermost Corporation 2003 Equity Incentive Plan (the "Plan"). The Plan was approved at a stockholders' meeting on January 28, 2004. The Plan authorizes awards of options (both incentive stock options and non-qualified stock options), awards of stock ("Stock Award") and the granting of bonus stock ("Stock Bonus"). Persons eligible to receive awards under the Plan include the Company's employees, officers and directors and its consultants, independent contractors and advisors. As of June 30, 2004 and June 30, 2005, no awards have been granted under the Plan.

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

     A Stock Award is an offer by the Company to sell to an eligible person share of common stock that may or may not be subject to restrictions. Stock Awards granted to officers and directors must be granted at the fair market value of the common stock on the date of the award. Stock Awards granted to eligible persons who are not officers or directors may not be granted at less than 85% of the fair market value of the common stock on the date of the award. Stock Awards may be subject to vesting conditions, as determined by the Administrator.

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


13.      COMMITMENTS

         Operating Leases - The Company has operating lease agreements for office premises which extend through August 2007. Future minimum rental payments under agreements classified as operating leases with non-cancelable terms are as follows:


                                              ------------------------------
                                                      Rmb               US$

            Year Ending June 30, 2006              72,576              8,765

                                 June 30,
            2007                                   72,576              8,765
                                 June 30,
            2008                                   12,096              1,461

                                              ------------     -------------
                                              ------------     -------------
                     Total                        157,248             18,991
                                              ============     =============

         Rent expense for the years ended June 30, 2004 and 2005 was and Rmb219,057 ($26,456) and Rmb285,857 (US$34,524), respectively.

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

15. RELATED PARTY TRANSACTIONS

         In addition to the transactions and information disclosed elsewhere, during the years ended June 30, 2004 and 2005, the Company had the following transactions with related parties.

         Related parties are considered to be related if one party has the ability, directly or indirectly, to control the other party, or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.


         (1) Related party transactions during the fiscal years ended June 30, 2004 and 2005 are as follows:

                  Name of related party             Existing relationship with the Company
                  --------------------------------- --------------------------------------------------------


                  (a)  Shanghai Newray Business
                       Development Co. Ltd.         24.5% interest in SNPE

                  (b)  Juiding Group
                                                   ("JG") A director
                                                   of the Company,
                                                   Mr. Tao Guo Xin,
                                                   is a shareholder
                                                   of and controls
                                                   the management of
                                                   JG.

                                                                            Years Ended June 30,
                                                         ------------------------------------------------------------
                                                                     2005                           2004
                                                         ------------------------------ -----------------------------
                                                                     Rmb            US$           Rmb           US$

                 (a) 72,640 shares of common stock for services rendered to introduce accredited investors in the private placement
                     offering issued in October 2003 at US$0.20 per share -
                     Shanghai
                     Newray Business Development Co. Ltd                          -            -         120,292        14,528

                 (b) Payment on behalf of Golden Anke to
                     suppliers by Juiding Group.                          3,917,684      473,150               -             -

===================================================================================================================

         (2) Balances with related parties are as follows:


                                                          June 30, 2005                              June 30, 2004
                                               ------------------------------------        -----------------------------------
                                                            Rmb                 US$                    Rmb                US$
                 Due to a director:
                     Mr. Andy Lin                            -                   -                 148,283            17,909
                                               =================    ================      =================    ===============
                                               =================    ================      =================    ===============

                 Due to a former director:
                     Mr. Jun Liang                     214,000              25,845                 751,483             90,759
                                               =================    ================      =================    ===============

                  Mr. Jun Liang ceased to be a director of the Company upon the Company being redomiciled from the State of Utah to the State of Wyoming in February 2003.

                  The outstanding balances with the director and former director are unsecured, non-interest bearing and without pre-determined repayment terms.

16. SEGMENT INFORMATION

         The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in respect of its operating segments. The Company's reportable segments are E-Commerce Solutions, System Sales Integration, Phone Payment System, Web Advertisement, Sales of Computer Software, Photographic Business and Digital Security System Business. E-Commerce Solutions comprises revenue from web-site development contracts and maintenance contracts. The Photographic Business consists of sales of photographic equipment and the Digital Security System Business consists of sales of digital image security surveillance system.

         Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the years ended June 30, 2004 and 2005 is as follows:

         (a) Net revenues:

                                                                         Years Ended June 30,
                                               --------------------------------------------------------------------------
                                                               2005                                   2004
                                               -------------------------------------     --------------------------------
                                                                                         ---------------
                                                             Rmb                US$                 Rmb              US$

               E-commerce solutions                    1,870,424            225,897           2,838,959          342,869
               Consultancy fee                             7,500                906              16,050            1,938

               Sales of computer software                      -                  -             903,654          109,137
               Photographic business                   7,655,834            924,617          11,372,064        1,373,438
               Sales of digital
                security system                      129,853,847         15,682,832                   -                -
                                               ------------------    ---------------     ---------------    -------------
                                               ------------------    ---------------     ---------------    -------------
                                                     139,387,605         16,834,252          15,130,727        1,827,382
                                               ==================    ===============     ===============    =============
                                               ==================    ===============     ===============    =============


               PRC                                   139,387,605         16,834,252          15,114,677        1,825,444
               Hong Kong                                       -                  -              16,050            1,938
                                               ------------------    ---------------     ---------------    -------------
                                               ------------------    ---------------

                                                     139,387,605         16,834,252          15,130,727        1,827,382
                                               ==================    ===============     ===============    =============


         (b) Net Profit / (loss):

                                                                            Years Ended June 30,
                                                  --------------------------------------------------------------------------
                                                                2005                                    2004
                                                  ----------------------------------      ----------------------------------
                                                                       ---------------
                                                               Rmb                US$               Rmb                 US$

               E-commerce solutions                    (362,864)             (43,824)       (2,441,407)           (294,856)
               System sales and integration                (160)                 (19)            6,015                 726
               Web advertisement                           (776)                 (94)             (505)                (61)
               Sales of computer software                     -                    -           617,823              74,616
               Photographic business                    362,631               43,796           549,106              66,318
               Sales of digital
                  security system                    13,784,268            1,664,766                 -                   -
                                                 ------------------    ---------------   ---------------   -----------------
                                                 ------------------    ---------------   ---------------   -----------------
                                                     13,783,099            1,664,625        (1,268,968)           (153,257)


               Reconciliation:
               Net Profit / (loss) for
                 reportable segments                 13,783,099            1,664,625        (1,268,968)           (153,257)
               Unallocated corporate expenses        (9,296,803)          (1,122,802)       (5,443,884)           (657,474)
                                                 ------------------    ---------------   ---------------   -----------------
                                                 ------------------    ---------------   ---------------   -----------------
                                                      4,486,296              541,823        (6,712,852)           (810,731)
                                                 ==================    ===============   ===============   =================

        (c)    Assets:

                                                                 June 30, 2005                       June 30, 2004
                                                       -----------------------------------  --------------------------------
                                                       -----------------------------------
                                                                 Rmb                US$             Rmb               US$



               E-commerce solutions                            346,837           41,888          664,809            80,291
               Sales of computer software                            -                  -        632,147            76,346
               Photographic business                         7,200,476            869,623      8,332,099         1,006,292
               Sales of digital  Security System            83,410,478         10,073,729              -                 -
                                                       ----------------   ----------------  --------------   ---------------
                                                       ----------------   ----------------  --------------   ---------------
                                                                                               9,629,055         1,162,929
                                                            90,957,791         10,985,240
                                                       ================   ================  ==============   ===============
                                                       ================   ================  ==============   ===============

               Reconciliation:

               Total assets for reportable segments         90,957,791         10,985,240      9,629,055         1,162,929
               Other corporate assets                       38,429,217          4,641,210     26,058,162         3,147,121
                                                       ----------------   ----------------  --------------   ---------------
                                                       ----------------   ----------------  --------------   ---------------

                                                           129,387,008         15,626,450     35,687,217         4,310,050
                                                       ================   ================  ==============   ===============
                                                       ================   ================  ==============   ===============

     Substantially all of the Company's identifiable assets are located in the PRC.


         (d) Other items:

                                                                                 Years Ended June 30,
                                                        ------------------------------------------------------------------------
                                                                       2005                                  2004
                                                        -----------------------------------     --------------------------------
                                                                             --------------
                                                                    Rmb                US$               Rmb               US$

               Depreciation:
                   E-commerce solutions                         188,773             22,799           358,605            43,310
                   Photographic business                          3,371                407             3,089               373
                   Unallocated corporate assets                  22,892              2,765            16,643             2,010
                                                        ----------------     --------------    --------------    --------------
                                                        ----------------

                                                                215,036             25,971           378,337            45,693
                                                        ================     ==============    ==============    ==============
                                                        ================     ==============    ==============    ==============

               Expenditures for fixed assets:
                   E-commerce solutions                          57,164              6,904           180,835            21,840
                   Photographic business                              -                  -            10,111             1,221
                   Unallocated corporate assets                  39,670              4,791            22,390             2,704
                                                        ----------------     --------------    --------------    --------------
                                                        ----------------

                                                                 96,834             11,695           213,336            25,765
                                                        ================     ==============    ==============    ==============
                                                        ================     ==============    ==============    ==============




     (e) Major customers and concentrations:

     For the year ended June 30, 2005, the two largest customers were in the digital security system segment, accounted for 84%, and in the photographic business segment, accounted for 85%, of total revenues, respectively. For the year ended June 30, 2004, the two largest customers were in the photographic business segment and accounted for 40% and 7% of total revenues, respectively

     As of June 30, 2005, one customer accounted for 99% of the total accounts receivable balance.

     As of June 30, 2004, one customer accounted for 88% of the total accounts receivable balance.

17. PENDING TRANSACTIONS

     On Dec 16, 2003, the Company's wholly-owned subsidiary, IMOT Information Technology (Shenzhen) Ltd. ("IITSL"), entered into an agreement, subject to the final approval from the government of Shenzhen and Hainan, PRC, to acquire 21% of the issued and outstanding shares of Hainan Special Economic Zone Property Rights Exchange Center (the "Exchange Center") from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Keensheng Science and Technology Development Co., Ltd., the owners of 100% of the issued and outstanding capital stock of the Exchange Center (collectively, the "Exchange Stockholders").

     This agreement was awaiting government approval and was pending at September 30, 2005.

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


18. SUBSEQUENT EVENTS

     On July 28, 2005 the Company completed a private placement of 1,028,278 shares of its common stock under the exemption provision of Regulation S to a party at US$0.05 per share, raising a total of US$51,414.

     On September 7, 2005, the Company completed a private placement of 3,000,000 shares of its common stock under the exemption provision of Regulation S to a party at US$0.05 per share, raising a total of US$150,000.

     On September 10, 2005, the Company completed a private placement of 40,000,000 shares of its common stock under the exemption provision of Regulation S to four parties at US$0.05 per share, raising a total US$2,000,000.

     The Company intends to use the proceeds for general working capital purposes. Following the issuance of the share, the Company will have 140,410,278 shares issued and outstanding.