Form 10QSB
period 2005-09-30
INTERMOST CORP
filed 2005-11-15
CIK 1088312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

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

     As of November 8, 2005, the issuer had 145,410,278 shares of common stock, US$0.001 par value, issued and outstanding.

         Transitional Small Business Disclosure Format.  Yes [ ]    No [x]

                     INTERMOST CORPORATION AND SUBSIDIARIES

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 contains "forward-looking statements", including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Except as required by law, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


                                      INDEX



                                                                        Page
                                                                       Number


PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets -
            June 30, 2005 and September 30, 2005 (Unaudited)              1

       Condensed Consolidated Statements of Operations (Unaudited)
            Three Months ended September 30, 2004 and 2005                2

       Condensed Consolidated Statements of Cash Flows (Unaudited)
             Three Months ended September 30, 2004 and 2005               3

       Notes to Condensed Consolidated Financial Statements
            Three Months Ended  September 30, 2004 and 2005               4

    Item 2.  Management's Discussion and Analysis or Plan of
                    Operation                                             5

I   Item 3.  Controls and Procedures                                     30

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                          31

     Item 2  Unregistered Sales of Equity Securities and Use of
             Proceeds                                                    31

     Item 3  Defaults Upon Senior Securities                             31

     Item 4  Submission of Matters to a Vote of Security Holders         31

     Item 5  Other Information                                           31

    Item 6.  Exhibits                                                    32


SIGNATURES

                     INTERMOST CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    September 30, 2005
                                                               June 30, 2005              (unaudited)
                                                             ------------------    -----------------------
                                                                   RMB             RMB             US$

                                     ASSETS
Current Assets
     Cash and cash equivalents                                     1,116,365       7,546,053         930,463
     Accounts receivable, including RMB62,802,516
         (US$7,743,837) from related companies at
          September 30, 2005                                      65,447,719      63,527,785       7,833,266
  Inventories                                                         95,651         153,979          18,986
  Deposits, prepayments and other receivables                      1,805,251      10,678,439       1,316,700
  Short-term investment                                            1,560,000       1,790,000         220,715
                                                                   ---------       ---------         -------
            Total current assets                                  70,024,986      83,696,256      10,320,130
                                                                  ----------      ----------      ----------
Other Assets
  Unlisted investment                                              4,817,270       4,817,270         593,991
  Investment in an associated company                             23,858,517      23,778,615       2,932,012
  Plant and equipment, net                                           224,711         212,216          26,167
    Goodwill, at cost                                             28,993,445      28,993,445       3,575,024
    Intangible assets, net                                                           275,066          33,917
                                                                      -              -------          ------
                                                                   1,468,079
          Total assets                                           129,387,008     141,772,868      17,481,241
                                                                 ===========     ===========      ==========
            LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                           10,659,994           131,281          16,188
     Accrued liabilities and other payables                      7,628,160         5,131,547         632,743
     Customer deposits                                             842,938         1,131,548         139,525
     Deferred revenue                                              316,598           306,822          37,833
     Business taxes and government surcharges payable            6,227,208         7,497,823         924,516
     Due to related company                                      3,917,684         3,917,684         483,068
                                                                 ---------         ---------         -------
          Total current liabilities                             29,592,582        18,116,705       2,233,873
                                                                ----------        ----------       ---------
Minority Interests                                              23,877,573        27,457,082       3,385,583
                                                                ----------        ----------       ---------
Commitments and Contingencies
Shareholders' Equity
Preferred stock, par value US$0.001 per share-
   Authorized - 5,000,000 shares
   Issued and outstanding - None                                         -                 -               -
Common stock, par value US$0.001 per share-
   Authorized - 500,000,000 shares
   Issued and outstanding --- 87,949,472 shares at
June
      30, 2005 and 145,410,278 shares at September 30,             728,259         1,179,281         145,411
    2005
 Reserved and to be issued - 2,757,628 shares                       22,832                 -               -
 Less : Subscription receivable                                          -       (8,110,000)     (1,000,000)
 Additional paid-in capital                                    144,733,846       172,125,286      21,223,833
 Accumulated deficit                                          (69,537,188)      (70,697,574)     (8,717,333)
 Accumulated other comprehensive loss                             (30,896)         1,702,088         209,874
                                                           ---------------      ------------     -----------
     Total shareholders' equity                                 75,916,853        96,199,081      11,861,785
                                                           ---------------      ------------     -----------
     Total liabilities, minority interests and
        Shareholders' equity                                   129,387,008       141,772,868      17,481,241
                                                           ===============      ============     ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                Three Months Ended September 30,
                                                          2004                          2005
                                                          ----                          ----
                                                           RMB                 RMB                US$

Net revenues, including RMB27,491,000
    (US$3,389,766) sold to related
    companies for the three months
    ended September 30, 2005                               16,298,046          28,368,087          3,497,915
Cost of revenues                                         (11,312,052)        (19,834,112)        (2,445,636)
                                                    ------------------  ------------------  -----------------
Gross profit                                                4,985,994           8,533,975          1,052,279
                                                    ------------------  ------------------  -----------------
Costs and expenses:
Selling, general and administrative expenses              (2,413,268)         (4,358,063)          (537,369)

Amortization of intangible assets                           (596,507)         (1,193,013)          (147,104)
                                                    ------------------  ------------------  -----------------
Total costs and expenses                                  (3,009,775)         (5,551,076)          (684,473)
                                                    ------------------  ------------------  -----------------
Income from operations                                      1,976,219           2,982,899            367,806
Interest income                                                 1,400               2,401                296
Loan interest income                                                -                  53                  6
Investment income                                                   -             755,680             93,179
Other income (expense), net                                  (13,898)              23,588              2,908
                                                    ------------------  ------------------  -----------------
                                                    ------------------  ------------------  -----------------
Income before income taxes,
    minority interests and equity in
    earnings of an associated company                       1,963,721           3,764,621            464,195
Income taxes                                                (701,237)         (1,265,595)          (156,054)
                                                    ------------------  ------------------  -----------------
                                                    ------------------  ------------------  -----------------
Income before minority interests and equity in
  earnings of an associated company                         1,262,484           2,499,026            308,141
Minority interests                                        (1,979,416)         (3,579,509)          (441,370)
                                                    ------------------  ------------------  -----------------
Loss before equity in earnings of
    an associated company                                   (716,932)         (1,080,483)          (133,229)
Equity in earnings (loss) of an associated
    Company                                                 1,428,792            (79,903)            (9,852)
                                                    ------------------  ------------------  -----------------
Net income (loss)                                             711,860         (1,160,386)          (143,081)
                                                    ==================  ==================  =================

Net income (loss) per common share -
    basic and diluted                                            0.01             (0.012)           (0.0015)
                                                    ==================  ==================  =================

Weighted average number of common shares
  outstanding - basic and diluted                          73,739,145          95,050,010         95,050,010
                                                    ==================  ==================  =================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.



                                                INTERMOST CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                              Three Months Ended September 30,
                                                                       2004                         2005
                                                                       ----                         ----
                                                                        RMB                RMB                 US$

Cash flows from operating activities:
Net income (loss)                                                     711,860         (1,160,386)           (143,081)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Common stock reserved and to be issued in exchange for
        Services                                                            -           5,354,377             660,219
     Amortization of intangible assets                                596,507           1,193,013             147,104
     Equity in earnings of an associated company                  (1,428,792)              79,903               9,852
     Depreciation                                                      68,184              32,609               4,021
     Minority interests                                             1,979,416           3,579,509             441,370
     (Increase) decrease in operating assets -
     Accounts receivable                                         (15,696,780)           1,919,934             236,737
     Inventories                                                       58,007            (58,328)             (7,192)
     Deposits, prepayments and other receivables                    1,170,881            (73,838)             (9,105)
     Increase (decrease) in operating liabilities -
     Accounts payable                                              11,095,000        (10,528,713)         (1,298,238)
     Accrued liabilities and other payables                           262,498         (2,569,565)           (316,839)
     Customer deposits                                                 76,949             288,610              35,587
     Deferred revenue                                                  45,661             (9,776)             (1,205)
     Business taxes and government surcharges payable               1,533,235           1,270,615             156,672
                                                                -------------- ------------------- -------------------
                                                                -------------- ------------------- -------------------
Net cash provided by (used in) operating activities                   472,626           (682,036)            (84,098)
                                                                -------------- ------------------- -------------------
                                                                -------------- ------------------- -------------------

Cash flows from investing activities:
  Purchase of plant and equipment                                     (3,420)            (20,450)             (2,522)
    Increase in short-term investment                                       -           (230,000)            (28,360)
    Acquisition of investment in a subsidiary                         476,746                   -                   -
                                                                -------------- ------------------- -------------------
Net cash provided by (used in) investing activities                   473,326           (250,450)            (30,882)
                                                                -------------- ------------------- -------------------

Cash flows from financing activities:
   Advances from (repayment to) a director                          (148,283)                   -                   -
   Increase in due from a related company                           (250,000)                   -                   -
   Net proceeds from issuance of common stock                               -           8,526,966           1,051,414
                                                                -------------- ------------------- -------------------
Net cash provided by (used in) financing activities                 (398,283)           8,526,966           1,051,414
                                                                -------------- ------------------- -------------------
                                                                -------------- ------------------- -------------------

Accumulated other comprehensive loss                                        -         (1,164,792)           (143,624)

Cash and cash equivalents:
Net increase (decrease)                                               547,669           6,429,688             792,810
Balance at beginning of period                                      1,544,822           1,116,365             137,653
                                                                -------------- ------------------- -------------------
                                                                -------------- ------------------- -------------------
Balance at end of period                                            2,092,491           7,546,053             930,463
                                                                ============== =================== ===================
                                                                ============== =================== ===================

Supplemental cash flow information:
     Cash paid for interest                                                 -                   -                   -
     Cash paid for income taxes                                             -                   -                   -
Non-cash investing and financing activities:
   Receivable from issuance of common stock                                 -           8,110,000           1,000,000
      Issuance of reserved common stock                                     -              22,832               2,815
      Issuance of common stock for service                                  -           5,354,377             660,219
     Acquisition of subsidiaries:
     Assets acquired in acquisition                                 9,587,140                   -                   -
     Liabilities assumed in acquisition                               280,256                   -                   -
     Issuance of common stock for acquisition                      26,827,200                   -                   -
                                                                ============== =================== ===================
                                                                ============== =================== ===================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005


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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2005, the results of operations for the three months ended September 30, 2005 and 2004, and the cash flows for the three months ended September 30, 2005 and 2004. The balance sheet as of June 30, 2005 is derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2006.

2. NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the three months ended September 30, 2004 and 2005. Accordingly, basic and diluted earnings per share are the same for all periods presented.

3. FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in Renminbi ("Rmb"), the currency of the People's Republic of China (the "PRC"). The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb8.11 to US$1.00. The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss.

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb 8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States, therefore, exchange gains and losses were significant for the three months ended September 30, 2005 and no significant effect for period ended September 30, 2004.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on September 30, 2005 of US$1.00 = Rmb8.11. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

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

The Company did not have any stock options outstanding during the period ended September 30, 2004 and 2005. Accordingly, no pro forma financial disclosure is provided herein.

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

On January 1, 1994, the PRC government introduced a single rate of exchange of Renminbi ("Rmb") against United States Dollar ("US$") as quoted daily by the People's Bank of China (the "Unified Exchange Rate"). On July 21, 2005, Rmb was revalued from Rmb 8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Peoples Bank of China also announced that the Renminbi would be pegged to a basket of foreign currencies, rather then being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. No representation is made that the Rmb amounts have been, or could be, converted into US$ at that rate. This quotation of exchange rates does not imply free convertibility of Rmb to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

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

For the three months ended September 30, 2005 and 2004, Shenzhen Golden Anke Technology Ltd. generated approximately 97% of the Company's consolidated taxable income. Since the losses from one subsidiary cannot be offset against the income from another subsidiary in determining the provision for income taxes, the Company's provision for income taxes for the three months ended September 30, 2005 and 2004 reflected an effective rate of approximately 34% and 36%, respectively.

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

During the three months ended September 30, 2005, the Company had sales to subsidiaries of Jiuding Group of RMB27,491,000 (US$3,389,766) representing 97% of net revenues for such periods.

At September 30, 2005, accounts receivable from subsidiaries of Jiuding Group aggregated RMB62,802,516 (US$7,743,837) or 98% of total accounts receivable at such date.

9. SEGMENT INFORMATION

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



Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered, as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc. As all of the company's customers are located in PRC, and the company revenues are generated in PRC, no geographical Segment information is presented. Segment information for the three months period ended September 30, 2005 is as follows:


  (a) Net revenues:



                                         Three Months Ended September 30, 2005
                                         --------------------------------------
                                                   Rmb               US$

        E-commerce solutions                   564,152            69,563
        Consultancy fee                          3,750               462
        Photographic business                        -                 -
        Digital security imaging system     27,800,185         3,427,890
                                         --------------    --------------
                                         --------------    --------------
                                            28,368,087         3,497,915
                                         ==============    ==============
                                         ==============    ==============



          (b) Net loss:

                                                Three Months Ended September 30, 2005
                                               --------------------------------------
                                                          Rmb                US$


               E-commerce solutions                    (169,057)          (20,845)
               Consultancy fee                          499,187            61,552
               Photographic business                    (47,758)           (5,889)
               Digital security imaging system        2,361,518           291,186
               Corporate expenses                    (3,804,276)         (469,085)
                                                  ----------------     --------------
                                                  ----------------     --------------
                                                     (1,160,386)         (143,081)
                                                  ================     ==============

         (c)    Assets:

                                                         As at September 30, 2005
                                                   ----------------------------------
                                                            Rmb                 US$

               E-commerce solutions                     533,816              65,822
               Digital security imaging system       80,710,982           9,952,032
               Photographic business                  6,921,522             853,455
               Consultancy fee                       10,387,056           1,280,771
               Corporate expenses                    43,219,492           5,329,161
                                                   -----------------    -------------
                                                   -----------------    -------------

                                                    141,772,868          17,481,241
                                                   =================    =============

               Substantially all of the Company's identifiable assets are located in the PRC.

         (d) Other items:

                                               Three Months Ended September 30, 2005
                                              --------------------------------------
                                                       Rmb           US$

               Depreciation:
                   E-commerce solutions             23,906         2,948
                   Photographic business               842           104
                   Consultancy fee                   4,366           538
                   Corporate assets                  3,495           431
                                                 ----------    ----------------

                                                    32,609         4,021
                                                 ==========    ================
                                                 ==========    ================

               Expenditures for fixed assets:
                   E-commerce solutions             20,450         2,522
                   Corporate assets                      -             -
                                                 ----------    ----------------

                                                    20,450         2,522
                                                 ==========    ================
                                                 ==========    ================

10. SHANGHAI FORTUNE VENTURE LTD.

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

The Company's investment in SFVL at September 30, 2005 was as follows:


                                                                                             Rmb                 US$


        Cash consideration paid                                                          600,000              73,983
        10,000,000 shares of the Company's common stock valued at $0.24 per
            share                                                                     19,872,000           2,450,308
                                                                                 ----------------      ----------------

        Total consideration paid                                                      20,472,000           2,524,291

        Commissions paid                                                                 596,160              73,509
        25% of net income of SFVL for the period from April 13, 2004 to
            September 30, 2005                                                         2,710,455             334,212
                                                                                 ----------------      ----------------
                                                                                 ----------------      ----------------

        Total                                                                         23,778,615           2,932,012
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


                  Shanghai Fortune Venture Ltd. and Subsidiary
                           Consolidated Balance Sheet

                                                          September 30, 2005
                                                   -----------------------------
                                                        Rmb            US$

       Assets

       Current assets                                19,533,968      2,408,627
       Equipment, net                                   250,625         30,903
       Intangible assets, net                           145,000         17,879
       Investments                                    2,301,327        283,764
                                                   -------------   ------------

       Total assets                                  22,230,920      2,741,173
                                                   =============   ============

       Liabilities and Stockholders' Equity

       Current liabilities                               11,656          1,437
       Minority interest                                 99,246         12,237
       Stockholders' equity                          22,120,018      2,727,499
                                                   -------------   ------------

       Total liabilities and stockholders' equity    22,230,920      2,741,173
                                                   =============   ============


                  Shanghai Fortune Venture Ltd. and Subsidiary
                      Consolidated Statement of Operations

                                               Period From July 1, 2005 to
                                                   September 30, 2005
                                           ------------------------------------
                                                         Rmb               US$

       Net revenues                                        -                 -

       Cost of sales                                       -                 -
       Operating costs and expenses                (318,078)          (39,221)
       Minority interest                             (1,532)             (189)
                                           ------------------ -----------------
                                           ------------------ -----------------

       Net loss                                    (319,610)          (39,410)
                                           ================== =================

Shanghai Fortune Venture Ltd.'s operating subsidiary is exempt from PRC enterprise income taxes through December 31, 2004 due to a one year tax holiday. Beginning January 1, 2005, Shanghai Fortune Venture Ltd.'s operating subsidiary income tax rate will be 33%.

11. PENDING TRANSACTIONS

On December 16, 2003, the Company's wholly-owned subsidiary, IMOT Information Technology (Shenzhen) Ltd. ("IMOT Technology"), entered into an agreement (the "Stock Exchange Agreement"), subject to approval from the governments of Shenzhen and Hainan, China, to acquire 21% of the issued and outstanding shares of Hainan Special Economic Zone Property Rights Exchange Center (the "Exchange Center") from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Keensheng Science and Technology Development Co., Ltd., the owners of 100% of the issued and outstanding capital stock of the Exchange Center (collectively, the "Exchange Stockholders"). Pursuant to the Stock Exchange Agreement, IMOT Technology will issue to the Exchange Stockholders 5,000,000 shares of the Company's common stock having a value of RMB8,980,000 (approximately US$1,085,000). The consideration for the transaction was agreed to after arm's-length negotiations between the parties, which are unrelated to each other. The Stock Exchange Agreement was approved by the Hainan government on October 17, 2005, the transfer of the issued and outstanding shares of the Exchange Centre to IMOT Technology was completed on the same date and the company delivered the 5,000,000 shares of the Company's common stock to certain parties by the Exchange Stockholders.


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

We will further develop our business in property rights exchange industry by using our technical expertise to develop an electronic platform for trading of private property rights exchange in China. Through our acquisition in the business in Shanghai, Xi'an, Hainan and Shenzhen, we have enhanced our market presence in various major property rights exchange centre in PRC, and after the electronic trading platform is in operation, we will then have another major stream of revenue from the property rights exchange industry.


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

On January 1, 1994, the PRC government introduced a single rate of exchange of Renminbi ("Rmb") against United States Dollar ("US$") as quoted daily by the People's Bank of China (the "Unified Exchange Rate"). On July 21, 2005, Rmb was revalued from Rmb 8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Peoples Bank of China also announced that the Renminbi would be pegged to a basket of foreign currencies, rather then being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. No representation is made that the Rmb amounts have been, or could be, converted into US$ at that rate. This quotation of exchange rates does not imply free convertibility of Rmb to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

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

o   loss of any of the Company's major customers, including the Jiuding Group;

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

Results of Operations - Three Months Ended September 30, 2005 and 2004

All amounts shown below are presented in US$. As used below, the letter "K" appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the three months ended September 30, 2005 consisted primarily of the sales of digital security imaging systems by the Company's subsidiary, Shenzhen Golden Anke. The balance of the Company's revenues was derived from other subsidiary, China E.com and ChinaE.com Tech, which provide e-commerce solutions, and Hainan Development, which provide services rendered for provision of information on property right exchange. Net revenues for the three months ended September 30, 2004 consisted primarily of the sales of photographic equipment, sales of digital security imaging systems and e-commerce solutions. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:


                                     Net Revenues                  Percent of Net Revenues
                           --------------------------------  -------------------------------------
                           Three Months Ended September 30,    Three Months Ended September 30,
                           --------------------------------  -------------------------------------
                                2004                2005           2004                2005
                                ----                ----           ----                ----
                                 US$                 US$


E-commerce solutions           58,787            69,563           3.0%                2.0%
Sales of photographic
  equipment                   167,790                 -           8.5%                   -
Sales of digital security
  imaging system            1,741,786         3,427,890          88.5%               98.0%
Consultancy fee                     -               462              -                0.0%
                           -----------  ----------------  -----------------   -----------------
Total                       1,968,363         3,497,915             100.0%              100.0%
                           ===========  ================  =================   =================

Total net revenues increased by 78% to $3,498K during the three months ended September 30, 2005, as compared to $1,968K during the three months ended September 30, 2004. The increase in total net revenues was primarily attributable to sales of digital security imaging systems made through the Company's subsidiary, Shenzhen Golden Anke, which the Company acquired in August 2004. Revenues attributable to e-commerce solutions increased by $11K or 18%, to $70K during the three months ended September 30, 2005, as compared to $59K earned during the three months ended September 30,2004. During the three months ended September 30, 2005, the Company provide consultancy services rendered for provision of information on property right exchange through its subsidiary, Hainan Concord which the Company acquired in January 2005.

Approximately 98% of the Company's net revenues for the three months ended September 30, 2005 aggregating $3,428K were attributable to the sales of digital security imaging systems made through Shenzhen Golden Anke. The purchasers of these systems are the subsidiaries of Jiuding Group, which sell the systems to third parties. The major shareholders of Jiuding Group are also the 49% shareholders of Shenzhen Golden Anke.

The sale of the Company's products to a small number of customers may cause net sales and operating results to fluctuate from quarter to quarter based on the customers' requirements and the timing of their orders and shipments. The Company does not have long-term sales contracts with its customers, although the Company believes that its relationships with its customers are satisfactory. The loss of any of the Company's significant customers, in particular the Jiuding Group, would have a material adverse effect on the Company's business, results of operations and financial condition. If the Company were unable to replace its significant customers, either with other major customers or with a significant increase in the orders placed by smaller customers, the Company could be forced to severely curtail, or possibly even cease, its operations.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:



                                        Cost of Revenues                    Percent of Net Revenues
                              --------------------------------------  -------------------------------------
                              --------------------------------------  -------------------------------------
                                Three Months Ended September 30,        Three Months Ended September 30,
                              --------------------------------------  -------------------------------------
                              --------------------------------------  -------------------------------------
                                     2004                2005               2004                2005
                                     ----                ----               ----                ----
                                      US$                 US$

Engineering/technician
  salaries                           21,283            20,863               1.1%                0.6%
Cost of photographic
  equipment                         151,736                 -               7.7%                   -
Cost of digital security
  imaging system                  1,176,489         2,408,556              59.8%               68.9%
Depreciation                          1,233               824               0.1%                0.1%
Other                                15,449            15,393               0.7%                0.4%
                              --------------  ----------------  -----------------   -----------------
                              --------------  ----------------  -----------------   -----------------
Total                             1,366,190         2,445,636              69.4%               70.0%
                              ==============  ================  =================   =================

Cost of revenues increased by 79% to $2,446K or 70% of net revenues for the three months ended September 30, 2005, as compared to $1,366K or 69.4% of net revenues for the three months ended September 30, 2004.

The principal components of cost of revenues during the three months ended September 30, 2005 were engineer and technician salaries, costs of digital security imaging systems hardware, other costs associated with engineering and technical staff support and depreciation of equipment utilized in connection with the Company's operations.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

                                          SG&A Expense                       Percent of Net Revenue
                              --------------------------------------  -----------------------------------
                              --------------------------------------  -----------------------------------
                                Three Months Ended September 30,        Three Months Ended September 30,
                              --------------------------------------  -----------------------------------
                              --------------------------------------  -----------------------------------
                                     2004                2005               2004                2005
                                     ----                ----               ----                ----
                                      US$                 US$

Sales and marketing salaries
  and commissions                   29,443            22,857               1.5%                0.7%
Advertising and other sales
  and marketing expenses            13,906            19,150               0.7%                0.5%
Rentals                             13,557            14,845               0.7%                0.4%
Administrative salaries             36,445            33,302               1.9%                0.9%
Corporate overhead                 198,106           447,215              10.0%               12.8%
                              -------------  ----------------  -----------------   -----------------
Total                              291,457           537,369              14.8%               15.3%
                              =============  ================  =================   =================

For the three months ended September 30, 2005, SG&A expense increased 84% to $537K, as compared to $291K for the three months ended September 30, 2004.

The increase in SG&A expense in 2005 as compared to 2004 was principally attributable to an increase in corporate overhead, which included expenses of $153K for board management compensation by issuing 1,700,000 shares at $0.09 per share, $234K for commission of 40million shares private placement made in September 2005 by issuing 2,600,000 shares at $0.09 per share and the gain on exchange for the change of exchange rate of Rmb to HK$ and US$ from 1.07 and
8.28 to 1.04 and 8.11respectively from August 11, 2005. The $3K decrease in administrative salaries was mainly attributable to reduce administrative staff. During the three months ended September 30, 2005, the Company reduced its sales team as a result of management's reassessment of the manpower required to generate sales and service to the Company's customers.

Income Taxes

Income taxes for the three months ended September 30, 2005 were $156K and $85K for the three months ended September 30, 2004.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income (loss) of Intermost Focus Advertising, Shanghai Newray, Shenzhen Golden Anke and Hainan Development. Minority interests were $441K for the three months ended September 30, 2005, as compared to minority interests of $239K for the three months ended September 30, 2004.

Equity in earnings of an associated company was $(10K) and $173K for the three months ended September 30, 2005 and 2004 respectively, representing the Company's proportionate share of the earnings (loss) of Shanghai Fortune.

Net Income (Loss)

As a result of the aforementioned factors, the Company had net loss of $(143K) during the three months ended September 30, 2005, as compared to a net profit of $86K during the three months ended September 30, 2004.

Liquidity and Capital Resources -September 30, 2005

At September 30, 2005, the Company had cash and cash equivalents of $930K and working capital of $8,086K, as compared to $138K of cash and cash equivalents and $4,883K of working capital at June 30, 2005.

Net cash used in operating activities was $84K for the three months ended September 30, 2005, as compared to net cash provided by operating activities of $57K for the three months ended September 30, 2004. Net cash used in operating activities in 2005 as compared to 2004 as a result of decrease in accounts receivables. Our use of cash was partially offset by non-cash charges, including the use of our common stock (or the reservation of common stock to be used) in exchange for services in the amount of $660K, depreciation expense in the amount of $4K and amortization of intangible assets in the amount of $147K.

Net cash used in investing activities was $31K for the three months ended September 30, 2005, consisting of $28K of funds from the short-term investment and $3K for the purchase of plant and equipment. Net cash provided by investing activities was $57K for the three months ended September 30, 2004 for the acquisition of a 51% interest in Shenzhen Golden Anke.

Net cash provided by financing activities was $1,051K in net proceeds from the issuance of common stock for the three months ended September 30, 2005. During the three months ended September 30, 2004, net cash used in financing activities was $48K, consisting of $18K for payment due to a director and $30K for amount due from a related company.

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

Principal Commitments

At September 30, 2005, the Company does not have any material commitments for operating leases or capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at September 30, 2005.

Off-Balance Sheet Arrangements

The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements at September 30, 2005.

Pending Transactions

On December 16, 2003, the Company's wholly-owned subsidiary, IMOT Information Technology (Shenzhen) Ltd. ("IMOT Technology"), entered into an agreement (the "Stock Exchange Agreement"), subject to approval from the governments of Shenzhen and Hainan, China, to acquire 21% of the issued and outstanding shares of Hainan Special Economic Zone Property Rights Exchange Center (the "Exchange Center") from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Keensheng Science and Technology Development Co., Ltd., the owners of 100% of the issued and outstanding capital stock of the Exchange Center (collectively, the "Exchange Stockholders"). Pursuant to the Stock Exchange Agreement, IMOT Technology will issue to the Exchange Stockholders 5,000,000 shares of the Company's common stock having a value of RMB8,980,000 (approximately US$1,085,000). The consideration for the transaction was agreed to after arm's-length negotiations between the parties, which are unrelated to each other. The Stock Exchange Agreement was approved by the Hainan government on October 17, 2005, the transfer of the issued and outstanding shares of the Exchange Centre to IMOT Technology was completed on the same date and the company delivered the 5,000,000 shares of the Company's common stock to certain parties by the Exchange Centre shareholders.

Recent Accounting Pronouncements

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

ITEM 3.  CONTROLS AND PROCECURES

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         On July 26, 2005, we authorize the issuance of 1,028,278 shares of common stock with a value of $0.05 per share to A3W Infrastructure Corporation for private placement. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offeree and the parties they designated to receive the stock were accredited investor.

         On August 22, 2005, we authorized the issuance of (i) 474,900 shares of common stock with a value of $0.09 per share to Stanford Capital International Limited for settlement of investment relation services already rendered to us having a value of $45,000; (ii) 200,000 shares of common stock with a value of $0.076 per share to Vanderkam & Associates for settlement of legal professional services already rendered to us having a value of $15,188. (iii) 1,700,000 shares of common stock with a value of $0.09 per share to directors and CEO for compensation. (iv) 700,000 shares of common stock with a value of $0.09 per share to consultants for services already rendered. (v) 2,600,000 shares of common stock with a value of $0.09 per share to Yorkshire Capital Ltd, Wei, Xiping and Fang Hailing as commission for the completion of a private placement of 40million shares of common stock of the Company. (vi) 3,000,000 shares of common stock with a value of $0.05 per share to Worldwide Gateway for private placement. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offerees and the parties they designated to receive the stock were accredited investors.

         On September 26, 2005, we authorized the issuance of 40,000,000 shares of common stock with a value of $0.05 per share to Alferdo Properties; Piaster Assets; Original Group Holdings and Magnate Trading Services for private placement. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offerees and the parties they designated to receive the stock were accredited investor.

         On September 27, 2005, we authorized the issuance of 5,000,000 shares of common stock with a value of $0.217 per share to acquire 21% of the issued and outstanding shares of Hainan Special Economic Zone Property Rights Exchange Centre from the shareholders of the Exchange Centre. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offerees and the parties they designated to receive the stock were accredited investor. The stock was delivered to the designated parties on October 17, 2005 after the approval and completion of the transfer of the 21% shareholding of the Exchange Centre to IMOT Technology.

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

-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
10.4           Agreement Regarding Transfer of Properties on 38th Floor, Guomao
               Building (3)
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
10.5 Shareholding Transfer Agreement dated May 23, 2003 between IMOT Information Technology (Shenzhen) Ltd. and Shanghai Newray Business Development Co., Ltd. (4)
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
10.6 Share Transfer Agreement among IMOT Information Technology (Shenzhen) Ltd., Shenzhen Golden Anke Technology Co. Ltd., Intermost Corporation, Tu Guoshen and Li Zhiquan (5)
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
10.7 Sale and Purchase Agreement among IMOT Information Technology (Shenzhen) Ltd., Shanghai Fortune Venture Limited, North Shanghai Branch of Shanghai Technology Property Right Exchange Center and Intermost Corporation (6)
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
10.8 Distributorship Agreement dated November 28, 2002 between KanHan Technologies Limited and ChinaE.com Information Technology Ltd.
               (7)
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
10.9           Intermost Corporation 2003 Equity Incentive Plan (8)
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
10.10 Share Transfer Agreement dated March 31, 2004 between IMOT Information Technology (Shenzhen) Ltd. and Tu Guoshen and Li Zhiquan for the acquisition of 51% of the Golden Anks
               Technology, Ltd. (9)
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
10.11 Share Transfer Agreement dated December 8, 2004 between IMOT Information Technology (Shenzhen) Ltd., and Shenzhen Merchant Technology Investment Co., Ltd. for the acquisition of 15% of Shenzhen International Hi-Tech Exchange (9)
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
10.12 Share Exchange Agreement dated December 11, 2004 between IMOT Information Technology (Shenzhen) Ltd. and Guangzhou Digital Communication Co., Ltd. and Zhai Xiya for the acquisition of 80% of Hainan Concord Financial Products Development Co. Ltd. (9)
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
16.1           Letter on Change in Certifying Accountant (9)
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
21.1           Significant Subsidiaries *
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
31.1           Certification of Chief Executive Officer Pursuant to Rule 13a-14
               (a) and 15d-14(a) *
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
-------------- -----------------------------------------------------------------
*Filed herewith.

(1) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form 10-SB (Commission File No. 0-30430).
(2) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on March 25, 2004.
(3) Incorporated by reference to the respective exhibits filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.
(4) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on June 9, 2003.
(5) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on August 17, 2004.
(6) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on April 26, 2004.
(7) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on February 14, 2003.
(8) Incorporated by reference to the exhibit filed with the Registrant's Proxy Statement filed with the SEC on January 6, 2004. (9) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on March 8, 2004.
(9) Incorporated by reference to the Exhibit filed with Form 10-KSB, amendment No. 1 for the year ended June 30, 2005.




(1) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003, as filed with the Securities and Exchange Commission on May 15, 2003. (2) Incorporated by reference from the Company's Current Report on Form 8-K dated January 6, 2005, as filed with the Securities and Exchange Commission on January 12, 2005.
(3) Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERMOST CORPORATION

                                       (Registrant)


Date:   November 15, 2005           By:  /s/ANDY LIN
                                         -----------
                                         Andy Lin
                                         President, Chief Executive Officer
                                         and Chief Financial Officer

                                                                   Exhibit 31

                                  CERTIFICATION

I, Andy Lin, Chief Executive Officer and Chief Financial Officer of Intermost Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Intermost Corporation (the "Company") for the three months ended September 30, 2005;

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

Date:   November 15, 2005                        /s/ ANDY LIN
                                                 -------------------------------
                                                 Andy Lin
                                                 Chief Executive Officer
                                                 and Chief Financial Officer

                                                                    Exhibit 32

                                  CERTIFICATION
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the filing by Intermost Corporation (the "Company") with the Securities and Exchange Commission of its Quarterly Report on Form 10-QSB for the three months ended September 30, 2005 (the "Report"), the undersigned, Andy Lin, Chief Executive Officer and Chief Financial Officer of the Company, does hereby certify, that to the best of his knowledge:

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


Date:   November 15, 2005                    /s/ ANDY LIN
                                             -----------------------------------
                                             Andy Lin
                                             Chief Executive Officer
                                             and Chief Financial Officer