Form 10KSB/A
period 2005-06-30
INTERMOST CORP
filed 2005-11-17
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

During the fiscal year ended June 30, 2005 we earned net profit of $541,823. However, we still have an accumulated deficit of $8,398,211. Our auditor, E. Randall Gruber, CPA, PC, has issued a "going concern" opinion for our financial statements at June 30 2005.

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

For the 2005 fiscal year, SG&A increased by $474,000, or 39%, to $1,691,000 as compared to $1,217,000 for the 2004 fiscal year. Sales and marketing salaries and commissions increased 29% during the 2005 fiscal year, to $105,000, as compared to $82,000 for fiscal 2004. During the 2005 fiscal year, rent obligations decreased by $11,000 or 15% to $64,000, as compared to $75,000 in the 2004 fiscal year. Rent obligations decreased due to the moving of our office in PRC to a smaller office space. Administrative salaries increased by $99,000 or 98% to $201,000 during the 2005 fiscal year, as compared to $102,000 in the 2004 fiscal year. Other corporate expense increased during the 2005 fiscal year, by $323,000 or 39% to $1,144,000, as compared to $821,000 in the 2004 fiscal year. The increase in SG&A was principally attributable to a combination of (1) corporate overhead including professional fees, consultancy fees, overseas traveling and audit fees and (2) provision for a doubtful account for the investment deposit Zenith Technology Ltd.

Minority Interest.

We reported a minority interest in our earnings of $2,131,000 for the 2005 fiscal year, reflecting the proportionate interest in the profits of Shanghai Newray, Golelen Anke and Hainan Concord owned by other parties as compared to a minority interest in our earnings of $64,000 for the 2004 fiscal year, reflecting the ownership of third parties in Shanghai Newray.

Liquidity and Capital Resources

To date, we have funded our operations with cash from our operating activities, sales of our securities and by using our common stock to make acquisitions and purchases. As of June 30, 2005 we had cash and cash equivalents of $135,000 and working capital of $4,883,000 as compared to $187,000 of cash and cash equivalents and $409,000 of working capital at June 30, 2004.

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

Net cash provided by investing activities was $1,593,000 for the 2005 fiscal year while net cash provided by investing activities was $7,000 for the 2004 fiscal year. Funds provided by investing activities consisted of acquisition of associated companies and subsidiaries and addition of office equipment.

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

         During the year ended June 30, 2005 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(1) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form 10-SB (Commission File No. 0-30430).
(2) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on March 25, 2004.
(3) Incorporated by reference to the respective exhibits filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.
(4) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on June 9, 2003.
(5) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on August 17, 2004.
(6) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on April 26, 2004.
(7) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on February 14, 2003.
(8) Incorporated by reference to the exhibit filed with the Registrant's Proxy Statement filed with the SEC on January 6, 2004. (9) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on March 8, 2004.
(9)  Filed herewith


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

         The Company's investment in SFVL at June 30, 2004 and June 30, 2005 were as follows:


                                                                                             Rmb                 US$

        Cash consideration paid                                                          600,000              72,464
        10,000,000 shares of the Company's common stock valued at $0.24 per
            share                                                                     19,872,000           2,400,000
                                                                                 ----------------      ----------------
                                                                                 ----------------      ----------------

        Total consideration paid                                                      20,472,000           2,472,464

        25% of net income of SFVL for the period from April 13, 2004 to June
            30, 2004                                                                   1,174,308             141,824
                                                                                 ----------------      ----------------
                                                                                 ----------------      ----------------

                                                                                      21,646,308           2,614,288
        Commissions paid                                                                 596,160              72,000
        25% of net income of SFVL for the year ended June 30 2005                      1,616,049             195,175
                                                                                 ----------------      ----------------
                                                                                 ----------------      ----------------
                                                                                      23,858,517           2,881,463
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

     The total purchase price of Rmb7,915,600 consisted of 5,000,000 shares of the Company's common stock valued at Rmb7,617,600 (US$0.184 per share) and commission expenses of Rmb596,160 (US$72,000) paid to unrelated advisor. The value of the common stock issued was based on the market value of the common issued was based on the market value of the common stock at the completion dated of the acquisition.

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

11. INCOME TAXES
         The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate. The Company is subject to the United States federal tax at a rate of 35%. IL was incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, is exempted from payment of the British Virgin Islands income taxes. The subsidiaries (IITSL, CECITL, SBUJE, IFACL, GATL, CECTSC and HCFPDCL) established in the PRC are subject to PRC enterprise income taxes at a rate of 15%. SNPE is subject to a special PRC enterprise income tax at a rate 0.5% of turnover. IHKL is subject to Hong Kong profits tax at a rate of 17.5%. As of June 30, 2004 and 2005, all subsidiary companies except SNPE, GATL and HCFPDCL were in a tax loss position.

         The reconciliation of the United States federal income tax rate to the effective income tax rate based on loss before income taxes stated in the consolidated statements of operations is as follows:

                                                                     Years Ended June 30,
                                                                 -----------------------------
                                                                      2005             2004
                                                                         %                %

         United States federal income tax rate                          35               35
         Effect of different tax rates in foreign jurisdictions        (28)              (3)
         Valuation allowance for deferred tax assets                    (7)             (33)
                                                                 ------------     ------------

                                                                         -               (1)
                                                                 ============     ============


         Deferred taxation consisted of:

                                                 June 30, 2005                     June 30, 2004
                                           -----------------------------  ----------------------------
                                                   Rmb             US$            Rmb             US$

         Deferred tax assets, gross:

         Net operating loss carry forwards   5,890,340         711,394       5,683,827        686,453
         Valuation allowance                (5,890,340)       (711,394)     (5,683,827)      (686,453)
                                            -----------     -----------    -----------     ------------
                                            -----------     -----------

         Deferred tax assets, net                    -               -               -              -
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


         (1) Related party transactions during the fiscal years ended June 30, 2004 and 2005 are as follows:

                  Name of related party             Existing relationship with the Company
                  --------------------------------- --------------------------------------------------------


                  (a)  Shanghai Newray Business
                       Development Co. Ltd.         24.5% interest in SNPE

                  (b)  Juiding Group
                                                   ("JG") A director
                                                   of the Company,
                                                   Mr. Tu Gueshen,
                                                   is a shareholder
                                                   of and controls
                                                   the management of
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