Form 10QSB
period 2005-12-31
INTERMOST CORP
filed 2006-02-14
CIK 1088312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


     As of February 8, 2006, the issuer had 146,410,278 shares of common stock, US$0.001 par value, issued and outstanding.


         Transitional Small Business Disclosure Format.  Yes [ ]    No [x]

                     INTERMOST CORPORATION AND SUBSIDIARIES

This Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2005 contains "forward-looking statements", including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2005 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Except as required by law, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


                                      INDEX



                                                                        Page
                                                                       Number


PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets -
            June 30, 2005 and December 31, 2005 (Unaudited)               1

       Condensed Consolidated Statements of Operations (Unaudited)
            Three Months ended December 31, 2004 and 2005                 2

       Condensed Consolidated Statements of Cash Flows (Unaudited)
             Six Months ended December 31, 2004 and 2005                  3

       Notes to Condensed Consolidated Financial Statements
            Six Months Ended  December 31, 2004 and 2005                  4

    Item 2.  Management's Discussion and Analysis or Plan of
                    Operation                                             5

I   Item 3.  Controls and Procedures                                     30

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                          31

     Item 2  Unregistered Sales of Equity Securities and Use of
             Proceeds                                                    31

     Item 3  Defaults Upon Senior Securities                             31

     Item 4  Submission of Matters to a Vote of Security Holders         31

     Item 5  Other Information                                           31

    Item 6.  Exhibits                                                    32


SIGNATURES
                                       2

                     INTERMOST CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     December 31, 2005
                                                         June 30, 2005                  (unaudited)
                                                         -------------                  -----------
                                                              RMB                  RMB                 US$
                                                            -----                 -----               -----
                                                            ASSETS
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

Current Assets
     Cash and cash equivalents                              1,116,365             5,779,125             712,592
  Accounts receivable, including RMB73,428,714
    (US$9,054,095) from related companies at December
    31, 2005                                               65,447,719            73,853,142           9,106,429
  Inventories                                                  95,651               203,679              25,115
  Deposits, prepayments and other receivables               1,805,251             2,293,241             282,767
  Short-term loan                                                   -             4,867,200             600,148
  Short-term investment                                     1,560,000             2,064,000             254,501
                                                       -----------------  --------------------  ------------------
                                                       -----------------  --------------------  ------------------
  Total current assets                                     70,024,986            89,060,387          10,981,552
                                                       -----------------  --------------------  ------------------
                                                       -----------------  --------------------  ------------------

Other Assets
  Unlisted investment                                       4,817,270             4,817,270             593,991
  Investment in associated companies                       23,858,517            33,062,190           4,076,719
  Plant and equipment, net                                    224,711               191,281              23,586
  Goodwill, at cost                                        28,993,445            28,993,445           3,575,024

  Intangible assets, net                                                            256,694              31,652
                                    1,468,079
                                                       -----------------  --------------------  ------------------
                                                       -----------------  --------------------  ------------------
       Total assets                                       129,387,008           156,381,267          19,282,524
                                                       =================  ====================  ==================

                            LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                         10,659,994             7,375,511             909,434
  Accrued liabilities and other payables                    7,628,160             1,525,114             188,054
  Customer deposits                                           842,938               821,744             101,325
  Deferred revenue                                                                  297,482              36,681
                                     316,598

  Business taxes and government surcharges payable          6,227,208             8,649,733           1,066,552
  Due to related company                                    3,917,684                     -                   -
                                                       -----------------   -------------------  ------------------
                                                       -----------------   -------------------  ------------------
       Total current liabilities                           29,592,582            18,669,584           2,302,046
                                                       -----------------   -------------------  ------------------
                                                       -----------------   -------------------  ------------------

Minority Interests                                         23,877,573            30,648,579           3,779,110
                                                       -----------------   -------------------  ------------------
                                                       -----------------   -------------------  ------------------

Commitments and Contingencies

Shareholders' Equity
Preferred stock, par value US$0.001 per share
  Authorized - 5,000,000 shares
  Issued and outstanding - None                                     -                     -                   -
Common stock, par value US$0.001 per share
Authorized - 500,000,000 shares

  Issued and outstanding --- 87,949,472 shares at
  June 30, 2005 and 145,410,278 shares at December
  31, 2005                                                    728,259             1,179,281             145,411
Reserved and to be issued - 1,000,000 shares                   22,832               405,500              50,000
Less : Subscription receivable                                      -             (405,500)            (50,000)
Additional paid-in capital                                144,733,846           172,125,286          21,223,833
Accumulated deficit                                       (69,537,188)          (67,943,551)         (8,377,750)
Accumulated other comprehensive loss                          (30,896)            1,702,088             209,874
                                                       -----------------   -------------------  ------------------
                                                       -----------------   -------------------  ------------------
Total shareholders' equity                                 75,916,853           107,063,104          13,201,368
                                                       -----------------   -------------------  ------------------
                                                       -----------------   -------------------  ------------------
Total liabilities, minority interests and
        Shareholders' equity                              129,387,008           156,381,267          19,282,524
                                                       =================   ===================  ==================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                               Three Months Ended December 31,
                                                               2004                    2005
                                                               ----                    ----

                                                     RMB              RMB                US$
                                                     ---              ---                ---

Net revenues, including RMB28,156,000
    (US$3,471,763) sold to related
    companies for the three months
    ended December 31, 2005                         38,512,583        30,415,061         3,750,316
Cost of revenues                                   (27,044,562)      (22,624,426)       (2,789,695)
                                                ---------------   ---------------   ---------------
                                                ---------------   ---------------   ---------------
Gross profit                                        11,468,021         7,790,635           960,621
                                                ---------------   ---------------   ---------------
                                                ---------------   ---------------   ---------------
Costs and expenses:
Selling, general and administrative expenses       (3,212,752)       (1,817,512)         (224,108)
Amortization of intangible assets                  (1,193,013)          (56,373)           (6,951)
                                                ---------------   ---------------   ---------------
                                                ---------------   ---------------   ---------------
Total costs and expenses                           (4,405,765)       (1,873,885)         (231,059)
                                                ---------------   ---------------   ---------------
                                                ---------------   ---------------   ---------------

Income from operations                               7,062,256         5,916,750           729,562
Interest income                                          1,790             4,672               576
Loan interest income                                         -            41,374             5,101
Investment income                                            -           610,000            75,216
Other income net                                        46,353                 -                 -
                                                ---------------   ---------------   ---------------
                                                ---------------   ---------------   ---------------
Income before income taxes,
    minority interests and equity in
    earnings of associated companies                 7,110,399         6,572,796           810,455
Income taxes                                       (1,636,933)       (1,111,502)         (137,053)
                                                ---------------   ---------------   ---------------
                                                ---------------   ---------------   ---------------

Income before minority interests and equity in
  earnings of an associated companies                5,473,466         5,461,294           673,402
Minority interests                                 (4,615,468)       (3,191,497)         (393,526)
                                                ---------------   ---------------   ---------------
                                                ---------------   ---------------   ---------------
Income before equity in earnings of
    associated companies                               857,998         2,269,797           279,876
Equity in earnings of associated
    companies                                          611,559           484,226            59,707
                                                ---------------   ---------------   ---------------
                                                ---------------   ---------------   ---------------
Net income                                           1,469,557         2,754,023           339,583
                                                ===============   ===============   ===============
                                                ===============   ===============   ===============
Net income per common share -
    basic and diluted                                     0.02             0.019            0.0023
                                                ===============   ===============   ===============
                                                ===============   ===============   ===============
Weighted average number of common shares
  outstanding - basic and diluted                   79,217,406       145,507,052       145,507,052
                                                ===============   ===============   ===============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                               Six Months Ended December 31,
                                                           2004                             2005
                                                           ----                             ----
                                                            RMB                    RMB                 US$
                                                           -----                  -----              ------

Net revenues, including RMB55,647,000
    (US$6,861,529) sold to related
    companies for the six months
    ended September 30, 2005                              54,810,629            58,783,148           7,248,230
Cost of revenues                                         (38,356,614)          (42,458,538)         (5,235,331)
                                                    -----------------    ------------------  ------------------
                                                    -----------------    ------------------  ------------------
Gross profit                                              16,454,015            16,324,610           2,012,899
                                                    -----------------    ------------------  ------------------
Costs and expenses:
Selling, general and administrative expenses             (5,626,020)           (6,176,987)           (761,651)
Amortization of intangible assets                        (1,789,520)           (1,249,386)           (154,055)
                                                    -----------------    ------------------  ------------------
                                                    -----------------    ------------------  ------------------
Total costs and expenses                                 (7,415,540)           (7,426,373)           (915,706)
                                                    -----------------    ------------------  ------------------
                                                    -----------------    ------------------  ------------------

Income (loss) from operations                              9,038,475             8,898,237           1,097,193
Interest income                                                3,190                 7,073                 872
Loan interest income                                               -                41,427               5,107
Investment income                                                  -             1,365,680             168,395
Other income, net                                             32,455                25,000               3,082
                                                    -----------------    ------------------  ------------------
                                                    -----------------    ------------------  ------------------
Income (loss) before income taxes,
    minority interests and equity in
    earnings of associated companies                       9,074,120            10,337,417           1,274,649
Income taxes                                             (2,338,170)           (2,377,097)           (293,107)
                                                    -----------------    ------------------  ------------------
                                                    -----------------    ------------------  ------------------
Income (loss) before minority interests and equity
  in earnings of associated companies
                                                           6,735,950             7,960,320             981,542
Minority interests                                       (6,594,884)           (6,771,006)           (834,896)
                                                    -----------------    ------------------  ------------------
                                                    -----------------    ------------------  ------------------
Income (loss) before equity in earnings of
    associated companies                                     141,066             1,189,314             146,646
Equity in earnings of associated
    companies                                              2,040,351               404,323              49,855
                                                    -----------------    ------------------  ------------------
                                                    -----------------    ------------------  ------------------
Net income                                                 2,181,417             1,593,637             196,501
                                                    =================    ==================  ==================
                                                    =================    ==================  ==================

Net income per common share -
    basic and diluted                                           0.03                 0.013              0.0016
                                                    =================    ==================  ==================
                                                    =================    ==================  ==================

Weighted average number of common shares
  outstanding - basic and diluted                         76,678,276           120,142,684         120,142,684
                                                    =================    ==================  ==================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                               Six Months Ended December 31,
                                                                2004                       2005
                                                                ----                       ----

                                                              RMB               RMB                US$
                                                              -----            ------             ------


Cash flows from operating activities:
Net income                                                  2,181,417              1,593,637                196,501
Adjustments to reconcile net income (loss) to net
cash used in
  operating activities:
  Common stock reserved and to be issued in
exchange
   for services                                                     -              5,377,209                663,036
 Amortization of intangible assets                          1,789,520              1,249,386                154,055
  Equity in earnings of associated companies              (2,040,351)              (404,323)               (49,855)
 Depreciation                                                 177,023                 65,263                  8,047
  Minority interests                                        6,594,884              6,771,006                834,896
  (Increase) decrease in operating assets -
  Accounts receivable                                    (44,620,343)           (12,323,107)            (1,519,495)
  Inventories                                                  85,787              (108,028)               (13,320)
  Deposits, prepayments and other receivables             (2,788,965)              (487,990)               (60,171)
  Increase (decrease) in operating liabilities -
  Accounts payable                                         28,729,773            (3,284,483)              (404,992)
  Accrued liabilities and other payables                    1,061,327            (6,185,999)              (762,762)
  Customer deposits                                         3,214,737               (21,194)                (2,613)
  Deferred revenue                                             41,223               (19,116)                (2,357)
  Business taxes and government surcharges payable          5,071,002              2,422,525                298,708
                                                     -----------------     ------------------     ------------------
                                                     -----------------     ------------------     ------------------
Net cash used in operating activities                       (502,966)            (5,355,214)              (660,322)
                                                     -----------------     ------------------     ------------------
                                                     -----------------     ------------------     ------------------
Cash flows from investing activities:
  Purchase of plant and equipment                            (86,648)               (32,169)                (3,967)
    Increase in amount due from related companies           (250,000)                      -                      -
    Increase in short-term investment                               -              (504,000)               (62,145)
    Purchase of intangible asset                                    -               (38,000)                (4,686)
    Increase in short-term loan                                     -            (4,867,200)              (600,148)
    Acquisition of investment in a subsidiary                 476,746                      -                      -
                                                     -----------------     ------------------     ------------------
                                                     -----------------     ------------------     ------------------
Net cash provided by (used in) investing activities           140,098            (5,441,369)              (670,946)
                                                     -----------------     ------------------     ------------------
                                                     -----------------     ------------------     ------------------
Cash flows from financing activities:
   Advances from (repayment to) a director                   (72,670)                      -                      -
   Net proceeds from issuance of common stock                       -             16,614,134              2,048,598
                                                     -----------------     ------------------     ------------------
                                                     -----------------     ------------------     ------------------
Net cash provided by (used in) financing activities          (72,670)             16,614,134              2,048,598
                                                     -----------------     ------------------     ------------------
                                                     -----------------     ------------------     ------------------
Accumulated other comprehensive loss                                -            (1,154,791)              (142,391)
Cash and cash equivalents:
Net increase (decrease)                                     (435,538)              4,662,760                574,939
Balance at beginning of period                              1,544,822              1,116,365                137,653
                                                     -----------------     ------------------     ------------------
                                                     -----------------     ------------------     ------------------
Balance at end of period                                    1,109,284              5,779,125                712,592
                                                     =================     ==================     ==================

Supplemental cash flow information:
     Cash paid for interest                                         -                     -                        -
     Cash paid for income taxes                                 2,012                 2,300                      284
Non-cash investing and financing activities:
   Receivable from issuance of common stock                         -               405,500                   50,000
      Issuance of reserved common stock                             -                22,832                    2,815
      Issuance of common stock for service                          -             5,377,209                  663,034
     Acquisition of subsidiary/associated company:
     Non-cash assets acquired                               9,110,394                     -                        -
     Liabilities assumed in acquisition                       280,256                     -                        -
     Issuance of common stock                              26,827,200             8,799,350                1,085,000
                                                     -----------------     -----------------     --------------------


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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2005, the results of operations for the six months ended December 31, 2005 and 2004, and the cash flows for the six months ended December 31, 2005 and 2004. The balance sheet as of June 30, 2005 is derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

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

The results of operations for the six months ended December 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2006.


2. NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the six months ended December 31, 2004 and 2005. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb 8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States, therefore, exchange gains and losses were significant for the six months ended December 31, 2005 and no significant effect for period ended December 31, 2004.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers and has been made at US$1.00 = Rmb8.11. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

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

The Company did not have any stock options outstanding during the period ended December 31, 2004 and 2005. Accordingly, no pro forma financial disclosure is provided herein.


5. RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes cash and cash equivalents, accounts receivable and accounts payable, approximates their carrying value in the financial statements due to the short-term nature of these financial instruments. In November 2004, the FASB issued SFAS No. 151, entitled Inventory Costs - An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, entitled Inventory Pricing [June 1953], to clarify the accounting for "abnormal amounts" of idle facility expense, freight, handling costs, and wasted material [spoilage]. Before revision by SFAS No. 151, the guidance that existed in ARB No. 43 stipulated that these type items may be "so abnormal" that the appropriate accounting treatment would be to expense these costs as incurred [i.e., these costs would be current-period charges]. SFAS No. 151 requires that these type items be recognized as current-period charges without regard to whether the "so abnormal" criterion has been met. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not impact the financial statements.

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

In December 2004, the FASB issued SFAS No. 153, entitled Exchanges of Non monetary Assets -- An Amendment of APB Opinion No.29. SFAS No. 153 amends Opinion 29 to eliminate the exception for non monetary exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not impact the financial statements.

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

For the six months ended December 31, 2005 and 2004, Shenzhen Golden Anke Technology Ltd. generated approximately 98% of the Company's consolidated taxable income. Since the losses from one subsidiary cannot be offset against the income from another subsidiary in determining the provision for income taxes, the Company's provision for income taxes for the six months ended December 31, 2005 and 2004 reflected an effective rate of approximately 23% and 26%, respectively.

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

During the six months ended December 31, 2005, the Company had sales to subsidiaries of Jiuding Group of RMB55,647,000 (US$6,861,529) representing 95% of net revenues for such periods.

At December 31, 2005, accounts receivable from subsidiaries of Jiuding Group aggregated RMB73,428,714 (US$9,054,095) or 99% of total accounts receivable at such date.

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


Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered, as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc. As all of the company's customers are located in PRC, and the company revenues are generated in PRC, no geographical Segment information is presented. Segment information for the six months period ended December 31, 2005 is as follows:


  (a) Net revenues:

                                             Six Months Ended December 31, 2005
                                            Rmb                US$
                                          -----              ------

       E-commerce solutions                     995,846           122,792
       Consultancy fee                            7,500               925
       Photographic business                    460,000            56,720
       Digital security imaging system       57,319,802         7,067,793
                                         ---------------   ---------------
                                         ---------------   ---------------
                                               58,783,148       7,248,230
                                           =============== ===============

          (b) Net Profit / (Loss):

                                                   Six Months Ended December 31, 2005
                                                   ----------------------------------
                                                        Rmb                    US$
                                                       ----                    ----


                E-commerce solutions                    (777,831)              (95,910)
                Consultancy fee                           970,065               119,613
                Photographic business                    (65,001)               (8,015)
                Digital security imaging system         5,511,523               679,595
                Corporate expenses                    (4,045,119)             (498,782)
                                                 -------------------     -----------------
                                                 -------------------     -----------------
                                                        1,593,637               196,501
                                                 ===================     =================


(c) Assets:

                                                         As at December 31, 2005

                                                        Rmb                    US$
                                                      ------                  -----

                E-commerce solutions                      516,922                63,739
                Digital security imaging system        91,073,079            11,229,726
                Photographic business                   7,010,329               864,406
                Consultancy fee                        10,987,779             1,354,843
                Corporate expenses                     46,793,158             5,769,810
                                                 -------------------     -----------------
                                                 -------------------     -----------------
                                                      156,381,267            19,282,524
                                                 ===================     =================

               Substantially all of the Company's identifiable assets are located in the PRC.


         (d) Other items:


                                              Six Months Ended December 31, 2005
                                              ----------------------------------
                                                      Rmb              US$
                                                     -----            ------
                Depreciation:
                    E-commerce solutions           51,230           6,317
                    Photographic business           1,685             208
                    Consultancy fee                 5,360             661
                    Corporate expenses              6,988             861
                                               -------------     -----------
                                               -------------     -----------
                                                   65,263           8,047
                                               =============     ===========


                Expenditures for fixed assets:
                    E-commerce solutions           32,169           3,967
                    Corporate assets                    -               -
                                               -------------     -----------
                                               -------------     -----------

                                                   32,169           3,967
                                               =============     ===========

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

The Company's investment in SFVL at December 31, 2005 was as follows:


                                                                 Rmb               US$
                                                                -----             ------


Cash consideration paid                                         600,000             73,983
10,000,000 shares of the Company's common stock valued
at $0.24 per Share                                           19,872,000          2,450,308
                                                         ---------------      -------------
                                                         ---------------      -------------

Total consideration paid                                     20,472,000          2,524,291

Commissions paid                                                596,160             73,509
25% of net income of SFVL for the period from April 13,
  2004 to December 31, 2005                                   3,194,680            393,919
                                                         ---------------      -------------
                                                         ---------------      -------------

        Total                                                24,262,840          2,991,719
                                                         ===============      =============



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

                  Shanghai Fortune Venture Ltd. and Subsidiary
                           Consolidated Balance Sheet

                                                          December 31, 2005
                                                     ---------------------------
                                                          Rmb         US$
                                                         -----        ------

     Assets

     Current assets                                   19,361,283      2,387,334
     Equipment, net                                      208,582         25,719
     Intangible assets, net                              140,000         17,263
     Investments                                       2,247,926        277,180
                                                   -------------- --------------
     Total assets                                     21,957,791      2,707,496
                                                   ============== ==============

     Liabilities and Stockholders' Equity

     Current liabilities                                  33,659          4,150
     Minority interest                                         -              -
     Stockholders' equity                             21,924,132      2,703,346
                                                   -------------- --------------
     Total liabilities and stockholders' equity       21,957,791      2,707,496
                                                   ============== ==============


                  Shanghai Fortune Venture Ltd. and Subsidiary
                      Consolidated Statement of Operations


                                       Period From July 1, 2005 to
                                           December 31, 2005
                                     ---------------------------
                                           Rmb             US$
                                         ------           -----

      Net revenues                        365,000         45,006
      Cost of sales                      (20,256)        (2,498)
      Operating costs and expenses      (498,326)       (61,445)
      Minority interest                         -              -
       Dividends from Subsidiary        1,853,347        228,526
                                      ------------    -----------
                                      ------------    -----------
      Net profit                        1,699,765        209,589
                                      ============    ===========



Shanghai Fortune Venture Ltd's operating subsidiary was liquidated on December 31, 2005. All assets were disposed off and the liabilities were repaid. Shanghai Fortune received dividend from the subsidiary of Rmb1,853,347 (US$228,526).


11. HAINAN SPECIAL ECONOMIC ZONE PROPERTY RIGHTS EXCHANGE CENTRE

On December 16, 2003, the Company's wholly-owned subsidiary, IMOT Information Technology (Shenzhen) Ltd. ("IMOT Technology"), entered into an agreement (the "Stock Exchange Agreement"), subject to approval from the governments of Shenzhen and Hainan, China, to acquire 21% of the issued and outstanding shares of Hainan Special Economic Zone Property Rights Exchange Center (the "Exchange Center") from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Keensheng Science and Technology Development Co., Ltd., the owners of 100% of the issued and outstanding capital stock of the Exchange Center (collectively, the "Exchange Stockholders"). Pursuant to the Stock Exchange Agreement, IMOT Technology will issue to the Exchange Stockholders 5,000,000 shares of the Company's common stock having a value of RMB8,980,000 (approximately US$1,085,000). The consideration for the transaction was agreed to after arm's-length negotiations between the parties, which are unrelated to each other. The Stock Exchange Agreement was approved by the Hainan government on October 19, 2005, the transfer of the issued and outstanding shares of the Exchange Centre to IMOT Technology was completed on the same date and the company delivered the 5,000,000 shares of the Company's common stock to designated parties of Hainan Concord Investment Holding Co., Ltd. and Guangzhou Keensheng Science and Technology Development Co., Ltd..

12. PENDING TRANSACTIONS

On December 23, 2005, the Company entered into an agreement (the "Subscription Agreement") with an independent third party for acquisition of the Company's common stock of 1,000,000 shares at $0.05 per share or $50,000. On December 23, 2005, the Company authorized the issuance of 1,000,000 shares of common stock. The subscription money was received and the share was delivered on January 19, 2006.


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


Risks Associated with Doing Business in China

     There are significant risks in operating in the Peoples' Republic of China (the "PRC"). These include risks associated with the political and economic environment, foreign currency exchange and the legal system in the PRC. The economy of PRC differs significantly from the economies of the industrialized nations of the west in such respects as infra-structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the PRC government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC government to control inflation have significantly restrained economic expansion in the recent past. Similar actions by the PRC government in the future could have a significant adverse effect on economic conditions there.

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

On January 1, 1994, the PRC government introduced a single rate of exchange of Renminbi ("Rmb") against United States Dollar ("US$") as quoted daily by the People's Bank of China (the "Unified Exchange Rate"). On July 21, 2005, Rmb was revalued from Rmb 8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure from the United States. The Peoples Bank of China also announced that the Renminbi would be pegged to a basket of foreign currencies, rather then being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. No representation is made that the Rmb amounts have been, or could be, converted into US$ at that rate. This quotation of exchange rates does not imply free convertibility of Rmb to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

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

Results of Operations - Three Months Ended December 31, 2005 and 2004 Compared to the Three Months Ended December 31, 2004

All amounts shown below are presented in US$. As used below, the letter "K" appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the three months ended December 31, 2005 consisted primarily of the sales of digital security imaging systems and photographic equipment by the Company's subsidiaries, Shenzhen Golden Anke and Shanghai Newary. The balance of the Company's revenues was derived from other subsidiaries, China E.com and ChinaE.com Tech, which provide e-commerce solutions, and Hainan Development, which provide services rendered for provision of information on property right exchange. Net revenues for the three months ended December 31, 2004 consisted primarily of the sales of photographic equipment, sales of digital security imaging systems and e-commerce solutions. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

                                      Net Revenues                    Percent of Net Revenues
                             Three Months Ended December 31,     Three Months Ended December 31,
                                 2004              2005            2004               2005
                                 ----              ----            ----               ----

                                 US$                US$

E-commerce solutions              46,291           53,229          1.0%                 1.4%
Sales of photographic
  Equipment                      234,567           56,720          5.0%                 1.5%
Sales of digital security
  imaging system               4,370,420        3,639,903         94.0%                97.1%
Consultancy fee                        -              464          0.0%                 0.0%
                           --------------   --------------   -----------    -----------------
                           --------------   --------------   -----------    -----------------
Total                          4,651,278        3,750,316        100.0%               100.0%
                           ==============   ==============   ===========    =================


Total net revenues decreased by 19% to $3,750K during the three months ended December 31, 2005, as compared to $4,651K during the three months ended December 31, 2004. The decrease in total net revenues was primarily attributable to decrease in sales of digital security imaging systems made through the Company's subsidiary, Shenzhen Golden Anke, and sales of photographic equipment made through the Company's subsidiary, Shanghai Newray. Revenues attributable to e-commerce solutions increased by $7K or 15%, to $53K during the three months ended December 30, 2005, as compared to $46K earned during the three months ended December 31,2004. During the three months ended December 31, 2005, the Company provide consultancy services rendered for provision of information on property right exchange through its subsidiary, Hainan Concord which the Company acquired in January 2005.

Approximately 97% of the Company's net revenues for the three months ended December 31, 2005 aggregating $3,640K were attributable to the sales of digital security imaging systems made through Shenzhen Golden Anke. The purchasers of these systems are the subsidiaries of Jiuding Group, which sell the systems to third parties. The major shareholders of Jiuding Group are also the 49% shareholders of Shenzhen Golden Anke.

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

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:


                         Cost of Revenues Percent of Net Revenues
                              Three Months Ended December 31,         Three Months Ended December 31,
                              -------------------------------         -------------------------------
                                       2004             2005            2004               2005
                                       ----             ----            ----               ----
                                       US$              US$


Engineering/technician
  Salaries                           15,743           22,982             0.3%               0.6%
Cost of photographic
  Equipment                         207,855           51,423             4.4%               1.4%
Cost of digital security
  imaging system                  3,028,687        2,702,824            65.1%              72.1%
Depreciation                          1,233              922             0.1%               0.0%
Other                                12,733           11,544             0.3%               0.3%
                               -------------   --------------   --------------   ----------------
                               -------------   --------------   --------------   ----------------
Total                             3,266,251        2,789,695            70.2%              74.4%
                               =============   ==============   ==============   ================


Cost of revenues decreased by 15% to $2,790K and were 74.4% of net revenues for the three months ended December 31, 2005, as compared to $3,266K or 70.2% of net revenues for the three months ended December 31, 2004.

The principal components of cost of revenues during the three months ended December 31, 2005 were engineer and technician salaries, costs of digital security imaging systems hardware, other costs associated with engineering and technical staff support and depreciation of equipment utilized in connection with the Company's operations.

The decrease in costs of revenues in 2005 as compared to 2004 was principally attributable to the decrease in sales of the Company's digital security imaging systems.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:


                                             SG&A Expense                  Percent of Net Revenue
                                   Three Months Ended September 30,   Three Months Ended September 30,
                                       2004                2005           2004               2005
                                       ----                ----           ----               ----
                                       US$                  US$


Sales and marketing salaries
  and commissions                      11,219             28,710            0.2%              0.8%
Advertising and other sales
  and marketing expenses               46,271             32,699            1.0%              0.9%
Rentals                                17,461             17,650            0.4%              0.5%
Administrative salaries                35,235             35,164            0.8%              0.9%
Corporate overhead                    277,828            109,885            6.0%              2.9%
                                  ------------   ----------------   -------------     -------------
                                  ------------   ----------------   -------------     -------------
Total                                 388,014            224,108            8.4%              6.0%
                                  ============   ================   =============     =============



For the three months ended December 31, 2005, SG&A expense decreased 42% to $224K, as compared to $388K for the three months ended December 31, 2004.

The decrease in SG&A expense in 2005 as compared to 2004 was principally attributable to an decrease in corporate overhead, which included decrease in audit fee of $80K, investor relation activities of $30K and professional fees of $60K. The increase in sales and marketing salaries was due to the recruitment of additional sales and marketing team executives for the newly formed private equity and property rights exchange division.

Income Taxes

Income taxes for the three months ended December 31, 2005 were $137K and $198K for the three months ended December 31, 2004.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income (loss) of Intermost Focus Advertising, Shanghai Newray, Shenzhen Golden Anke and Hainan Development. Minority interests were $393K for the three months ended December 31, 2005, as compared to minority interests of $557K for the three months ended December 31, 2004.

Equity in earnings of associated companies were $60K and $74K for the three months ended December 31, 2005 and 2004 respectively, representing the Company's proportionate share of the earnings (loss) of Shanghai Fortune and Exchange Centre.

Net Income

As a result of the aforementioned factors, the Company had net income of $340K during the three months ended December 31, 2005, as compared to a net income of $177K during the three months ended December 31, 2004.

Results of Operations - Six Months Ended December 31, 2005 Compared to the Six Months Ended December 31, 2004

Net Revenues

Net revenues for the six months ended December 31, 2005 consisted primarily of the sales of digital security imaging systems and photographic equipment by the Company's subsidiaries, Shenzhen Golden Anke and Shanghai Newray. The balance of the Company's revenues was derived from another subsidiaries, China.E.com, which provides e-commerce solutions and Hainan Development, which provide services rendered for provision of information on property right exchange. Net revenues for the six months ended December 31, 2004 consisted primarily of the sales of photographic equipment, sales of digital security imaging a systems and e-commerce solutions. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

                                             Net Revenues                     Percent of Net Revenues
                                 -------------------------------------  -------------------------------------
                                 -------------------------------------  -------------------------------------
                                    Six Months Ended December 31,          Six Months Ended December 31,
                                 -------------------------------------  -------------------------------------
                                 -------------------------------------  -------------------------------------
                                        2004                2005              2004                2005
                                        ----                ----              ----                ----
                                        US$                 US$


E-commerce solutions                    105,078           122,792                1.6%               1.7%
Sales of photographic equipment
                                        402,357            56,720                6.1%               0.8%
Sales of digital security
  imaging system                      6,112,206         7,067,793               92.3%              97.5%
Consultancy fee                               -               925                0.0%               0.0%
                                 ---------------   ---------------  ------------------  -----------------
                                 ---------------   ---------------  ------------------  -----------------
Total                                 6,619,641         7,248,230              100.0%             100.0%
                                 ===============   ===============  ==================  =================

Total net revenues increased by 10% to $7,248K during the six months ended December 31, 2005, as compared to $6,620K during the six months ended December 31, 2004. The increase in total net revenues was attributable to the sales of digital security imaging systems made through the Company's subsidiary, Shenzhen Golden Anke. Revenues from the sales of photographic equipment made by the Company's subsidiary, Shanghai Newray, decreased by $346K or 86% during the six months ended December 31, 2005 to $57K, as compared to $402K during the six months ended December 31, 2004. Revenues attributable to e-commerce solutions increased by $18K or 17%, to $123K during the six months ended December 31, 2005, as compared to $105K during the six months ended December 31, 2004.


Approximately 98% of the Company's net revenues during the six months ended December 31, 2005 aggregating $7,068K were attributable to sales of digital security imaging systems made through Shenzhen Golden Anke. The purchasers of these systems were the subsidiaries of the Jiuding Group, which sell the systems to third parties. The major shareholders of Jiuding Group are also the 49% minority shareholders of Shenzhen Golden Anke.


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

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

                                           Cost of Revenues                   Percent of Net Revenues
                                 -------------------------------------  -------------------------------------
                                 -------------------------------------  -------------------------------------
                                    Six Months Ended December 31,          Six Months Ended December 31,
                                 -------------------------------------  -------------------------------------
                                 -------------------------------------  -------------------------------------
                                        2004                2005              2004                2005
                                        ----                ----              ----                ----
                                        US$                 US$


Engineering/technician salaries
                                        37,026            43,845                0.6%               0.6%
Cost of photographic equipment
                                       359,591            51,423                5.4%               0.7%
Cost of digital security
  imaging system                     4,205,176         5,111,380               63.5%              70.5%
Depreciation                             2,466             1,746                0.1%               0.1%
Other                                   28,182            26,937                0.4%               0.4%
                                 --------------   ---------------  ------------------  -----------------
                                 --------------   ---------------  ------------------  -----------------
Total                                4,632,441         5,235,331               70.0%              72.3%
                                 ==============   ===============  ==================  =================

Cost of revenues increased by 13% to $5,235K or 72.3% of net revenues for the six months ended December 31, 2005, as compared to $4,632K or 70.0% of net revenues during the six month period ended December 31, 2004.

The principal components of cost of revenues during the six months ended December 31, 2005 were engineer and technician salaries, costs of photographic equipment and digital security imaging systems hardware, other costs associated with engineering and technical staff support, and depreciation of equipment utilized in connection with the Company's operations.

The increase in costs of revenues, in total and as a percentage of revenues, in 2005 as compared to 2004 was principally attributable to the increase in the Company's revenues, as well as to an increase in engineering and technical staffing during the period.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:


                                             SG&A Expense                      Percent of Net Revenue
                                 -------------------------------------  -------------------------------------
                                 -------------------------------------  -------------------------------------
                                    Six Months Ended December 31,          Six Months Ended December 31,
                                 -------------------------------------  -------------------------------------
                                 -------------------------------------  -------------------------------------
                                        2004                2005              2004                2005
                                        ----                ----              ----                ----
                                        US$                 US$


Sales and marketing salaries
  and commissions                      40,662            51,567                0.6%               0.7%
Advertising and other sales and
  marketing expenses                   60,177            51,849                0.9%               0.7%
Rentals                                31,018            32,495                0.5%               0.4%
Administrative salaries                71,680            68,466                1.1%               0.9%
Corporate overhead                    475,934           557,274                7.2%               7.7%
                                 -------------   ---------------  ------------------  -----------------
Total                                 679,471           761,651               10.3%              10.5%
                                 =============   ===============  ==================  =================

For the six months ended December 31, 2005, SG&A expense increased 12% to $762K, as compared to $679K for the six months ended December 31, 2004.

The increase in SG&A expense in 2005 as compared to 2004 was principally attributable to an increase in corporate overhead, which included expenses of $153K for board management compensation by issuing 1,700,000 shares at $0.09 per share, $234K for commission of 40million shares private placement made in September 2005 by issuing 2,600,000 shares at $0.09 per share and the gain on exchange for the change of exchange rate of Rmb to HK$ and US$ from 1.07 and
8.28 to 1.04 and 8.11respectively from August 11, 2005. The increase in sales and marketing salaries was due to the recruitment of additional sales and marketing team executives for the newly formed private equity and property rights exchange division. The $3K decrease in administrative salaries was mainly attributable to reduction of administrative staff.

Income Taxes

Income taxes for the six months ended December 31, 2005 were $293K and $282K for the six months ended December 31, 2004.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income (loss) of Intermost Focus Advertising, Shanghai Newray, Shenzhen Golden Anke and Hainan Development. Minority interests were $835K for the six months ended December 31, 2005, as compared to minority interests of $796K for the six months ended December 31, 2004.

Equity in earnings of associated companies were $50K and $246K for the six months ended December 31, 2005 and 2004 respectively, representing the operation of Shanghai Fortune for the six months period ended December 31, 2005 was substantially reduced and hence the decrease in Company's proportionate share of the earnings of Shanghai Fortune.

Net Income

As a result of the aforementioned factors, the Company had net income of $197K during the six months ended December 31, 2005, as compared to a net income of $263K during the six months ended December 31, 2004.


Liquidity and Capital Resources -December 31, 2005

At December 31, 2005, the Company had cash and cash equivalents of $713K and working capital of $8,680K, as compared to $138K of cash and cash equivalents and $4,883K of working capital at June 30, 2005.

Net cash used in operating activities was $660K for the six months ended December 31, 2005, as compared to net cash used in operating activities of $61K for the six months ended December 31, 2004. Net cash used in operating activities in 2005 as compared to 2004 as a result of increase in accounts receivables. Our use of cash was partially offset by non-cash charges, including the use of our common stock (or the reservation of common stock to be used) in exchange for services in the amount of $663K, depreciation expense in the amount of $8K and amortization of intangible assets in the amount of $154K.

Net cash used in investing activities was $671K for the six months ended December 31, 2005, consisting of $62K of funds from the short-term investment, $600K of funds from the short-term loan, and $5K and $4K for the purchase of intangible assets and the purchase of plant and equipment. Net cash provided by investing activities was $17K for the six months ended December 31, 2004 for the acquisition of a 51% interest in Shenzhen Golden Anke.

Net cash provided by financing activities was $2,048K in net proceeds from the issuance of common stock for the six months ended December 31, 2005. During the six months ended December 31, 2004, net cash used in financing activities was $9K for payment due to a director.

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

Principal Commitments

At December 31, 2005, the Company does not have any material commitments for operating leases or capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at December 31, 2005.

Off-Balance Sheet Arrangements

The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements at December 31, 2005.

Recent Accounting Pronouncements

Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes cash and cash equivalents, accounts receivable and accounts payable, approximates their carrying value in the financial statements due to the short-term nature of these financial instruments. In November 2004, the FASB issued SFAS No. 151, entitled Inventory Costs - An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, entitled Inventory Pricing [June 1953], to clarify the accounting for "abnormal amounts" of idle facility expense, freight, handling costs, and wasted material [spoilage]. Before revision by SFAS No. 151, the guidance that existed in ARB No. 43 stipulated that these type items may be "so abnormal" that the appropriate accounting treatment would be to expense these costs as incurred [i.e., these costs would be current-period charges]. SFAS No. 151 requires that these type items be recognized as current-period charges without regard to whether the "so abnormal" criterion has been met. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not impact the financial statements.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable

Item 6.  Exhibits


Exhibit
Number   Description of Exhibit

- -------------- ---------------------------------------------------------------
2.1            Articles of Merger *
- -------------- ---------------------------------------------------------------
- -------------- ---------------------------------------------------------------
3.1            Articles of Incorporation *
- -------------- ---------------------------------------------------------------
- -------------- ---------------------------------------------------------------
3.2            Bylaws *
- -------------- ---------------------------------------------------------------
- -------------- ---------------------------------------------------------------
10.1 Employment Agreement, dated March 12, 2004, between Intermost Corporation and Andy Lin (2)
- -------------- ---------------------------------------------------------------
- -------------- ---------------------------------------------------------------
10.2 Amendment to Employment Agreement dated March 12, 2004 between Intermost Corporation and Andy Lin*
- -------------- ---------------------------------------------------------------
- -------------- ---------------------------------------------------------------
10.3 Cooperative Agreement re:formation of Jiayin E-Commerce joint venture (1)

- -------------- ---------------------------------------------------------------
- -------------- ---------------------------------------------------------------
10.4           Agreement Regarding Transfer of Properties on 38th Floor, Guomao
               Building (3)
- -------------- ---------------------------------------------------------------
- -------------- ---------------------------------------------------------------
10.5 Shareholding Transfer Agreement dated May 23, 2003 between IMOT Information Technology (Shenzhen) Ltd. and Shanghai Newray Business Development Co., Ltd. (4)
- -------------- ---------------------------------------------------------------
- -------------- ---------------------------------------------------------------
10.6 Share Transfer Agreement among IMOT Information Technology (Shenzhen) Ltd., Shenzhen Golden Anke Technology Co. Ltd., Intermost Corporation, Tu Guoshen and Li Zhiquan (5)
- -------------- ---------------------------------------------------------------
- -------------- ---------------------------------------------------------------
10.7 Sale and Purchase Agreement among IMOT Information Technology (Shenzhen) Ltd., Shanghai Fortune Venture Limited, North Shanghai Branch of Shanghai Technology Property Right Exchange Center and Intermost Corporation (6)
- -------------- ---------------------------------------------------------------
- -------------- ---------------------------------------------------------------
10.8 Distributorship Agreement dated November 28, 2002 between KanHan Technologies Limited and ChinaE.com Information Technology Ltd.
               (7)
- -------------- ---------------------------------------------------------------
- -------------- ---------------------------------------------------------------
10.9           Intermost Corporation 2003 Equity Incentive Plan (8)
- -------------- ---------------------------------------------------------------
- -------------- ---------------------------------------------------------------
10.10 Share Transfer Agreement dated March 31, 2004 between IMOT Information Technology (Shenzhen) Ltd. and Tu Guoshen and Li Zhiquan for the acquisition of 51% of the Golden Anks
               Technology, Ltd. (9)

- -------------- ---------------------------------------------------------------
- -------------- ---------------------------------------------------------------
10.11 Share Transfer Agreement dated December 8, 2004 between IMOT Information Technology (Shenzhen) Ltd., and Shenzhen Merchant Technology Investment Co., Ltd. for the acquisition of 15% of Shenzhen International Hi-Tech Exchange (9)
- -------------- ---------------------------------------------------------------
- -------------- ---------------------------------------------------------------
10.12 Share Exchange Agreement dated December 11, 2004 between IMOT Information Technology (Shenzhen) Ltd. and Guangzhou Digital Communication Co., Ltd. and Zhai Xiya for the acquisition of 80% of Hainan Concord Financial Products Development Co. Ltd. (9)
- -------------- ---------------------------------------------------------------
- -------------- ---------------------------------------------------------------
16.1           Letter on Change in Certifying Accountant (9)
- -------------- ---------------------------------------------------------------
- -------------- ---------------------------------------------------------------
21.1           Significant Subsidiaries *
- -------------- ---------------------------------------------------------------
- -------------- ---------------------------------------------------------------
31.1           Certification of Chief Executive Officer Pursuant to Rule 13a-14
               (a) and 15d-14(a) *
- -------------- ---------------------------------------------------------------
- -------------- ---------------------------------------------------------------
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
- -------------- ---------------------------------------------------------------
*Previously Filed

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

                                       INTERMOST CORPORATION


Date:   February 14, 2006           By:  /s/ANDY LIN
                                         -----------
                                         Andy Lin
                                         President, Chief Executive Officer
                                         and Chief Financial Officer

                                                                   Exhibit 31

                                  CERTIFICATION

I, Andy Lin, Chief Executive Officer and Chief Financial Officer of Intermost Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Intermost Corporation (the "Company") for the six months ended December 31, 2005;

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

Date:   February 14, 2006                        /s/ ANDY LIN
                                                 -------------------------------
                                                 Andy Lin
                                                 Chief Executive Officer
                                                 and Chief Financial Officer

                                                                    Exhibit 32

                                  CERTIFICATION
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the filing by Intermost Corporation (the "Company") with the Securities and Exchange Commission of its Quarterly Report on Form 10-QSB for the six months ended December 31, 2005 (the "Report"), the undersigned, Andy Lin, Chief Executive Officer and Chief Financial Officer of the Company, does hereby certify, that to the best of his knowledge:

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


Date:   February 14, 2006                    /s/ ANDY LIN
                                             -----------------------------------
                                             Andy Lin
                                             Chief Executive Officer
                                             and Chief Financial Officer