Form 10QSB
period 2006-03-31
INTERMOST CORP
filed 2006-05-16
CIK 1088312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission file number: 0-30430


                              INTERMOST CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Wyoming                                 87-0418721
--------------------------------         ---------------------------------------
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


     As of May 8, 2006, the issuer had 152,290,278 shares of common stock, US$0.001 par value, issued and outstanding.


         Transitional Small Business Disclosure Format.  Yes [ ]    No [x]

                     INTERMOST CORPORATION AND SUBSIDIARIES

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 contains "forward-looking statements", including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Except as required by law, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


                                      INDEX



                                                                        Page
                                                                       Number


PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets -
            June 30, 2005 and March 31, 2006 (Unaudited)                      1

       Condensed Consolidated Statements of Operations (Unaudited)
            Three Months ended March 31, 2005 and 2006                        2

       Condensed Consolidated Statements of Cash Flows (Unaudited)
            Nine Months ended March 31, 2005 and 2006                         3

       Notes to Condensed Consolidated Financial Statements
            Nine Months Ended March 31, 2005 and 2006                         4

    Item 2.  Management's Discussion and Analysis or Plan of
                    Operation                                                 5

I   Item 3.  Controls and Procedures                                         30

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                              31

     Item 2  Unregistered Sales of Equity Securities and Use of
             Proceeds                                                        31

     Item 3  Defaults Upon Senior Securities                                 31

     Item 4  Submission of Matters to a Vote of Security Holders             31

     Item 5  Other Information                                               31

    Item 6.  Exhibits                                                        32


SIGNATURES

                     INTERMOST CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 March 31, 2006

                                                         June 30, 2005                  (unaudited)
                                                         -------------                  -----------
                                                              RMB                  RMB                 US$

                                     ASSETS

Current Assets
  Cash and cash equivalents                                 1,116,365             6,399,981             789,147
  Accounts receivable, including RMB75,130,148
    (US$9,263,890) from related companies at March
    31, 2006                                               65,447,719            76,098,984           9,383,352
  Inventories                                                  95,651               254,155              31,338
  Deposits, prepayments and other receivables               1,805,251             2,047,008             252,405
  Short-term loan                                                   -             4,867,200             600,148
  Dividends receivable                                              -             2,549,063             314,311
  Short-term investment                                     1,560,000             2,064,000             254,501
                                                       -----------------  --------------------  ------------------
                                                       -----------------  --------------------  ------------------
  Total current assets                                     70,024,986            94,280,391          11,625,202
                                                       -----------------  --------------------  ------------------
                                                       -----------------  --------------------  ------------------

Other Assets
  Unlisted investment                                       4,817,270             4,817,270             593,991
  Investment in associated companies                       23,858,517            32,981,456           4,066,764
  Plant and equipment, net                                    224,711               393,398              48,508
  Goodwill, at cost                                        28,993,445            28,993,445           3,575,024

  Intangible assets, net                                                            299,485              36,928
                                    1,468,079
                                                       -----------------  --------------------  ------------------
                                                       -----------------  --------------------  ------------------
       Total assets                                       129,387,008           161,765,445          19,946,417
                                                       =================  ====================  ==================

                            LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                         10,659,994             3,146,991             388,038
  Accrued liabilities and other payables                    7,628,160             1,745,707             215,254
  Customer deposits                                           842,938               880,474             108,567
  Deferred revenue                                                                  221,803              27,349
                                     316,598

  Business taxes and government surcharges payable          6,227,208             9,356,502           1,153,699
  Due to related company                                    3,917,684                     -                   -
                                                       -----------------   -------------------  ------------------
                                                       -----------------   -------------------  ------------------
       Total current liabilities                           29,592,582            15,351,477           1,892,907
                                                       -----------------   -------------------  ------------------
                                                       -----------------   -------------------  ------------------

Minority Interests                                         23,877,573            32,678,451           4,029,402
                                                       -----------------   -------------------  ------------------
                                                       -----------------   -------------------  ------------------

Commitments and Contingencies

Shareholders' Equity
Preferred stock, par value US$0.001 per share
  Authorized - 5,000,000 shares
  Issued and outstanding - None                                     -                     -                   -
Common stock, par value US$0.001 per share
Authorized - 500,000,000 shares

  Issued and outstanding --- 87,949,472 shares at
  June 30, 2005 and 152,290,278 shares at    March
  31, 2006                                                    728,259             1,235,078             152,291
Reserved and to be issued - 1,000,000 shares                   22,832                     -                   -
Less : Subscription receivable                                      -                     -                   -
Additional paid-in capital                                144,733,846           175,717,692          21,666,793
Accumulated deficit                                      (69,537,188)          (64,919,341)         (8,004,851)
Accumulated other comprehensive loss                         (30,896)             1,702,088             209,875
                                                       -----------------   -------------------  ------------------
                                                       -----------------   -------------------  ------------------
Total shareholders' equity                                 75,916,853           113,735,517          14,024,108
                                                       -----------------   -------------------  ------------------
                                                       -----------------   -------------------  ------------------
Total liabilities, minority interests and
        Shareholders' equity                              129,387,008           161,765,445          19,946,417
                                                       =================   ===================  ==================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                          Three Months Ended March 31,
                                                                  2005               2006
                                                                  ----               ----

                                                         RMB                    RMB                     US$
                                                         ---                    ---                     ---

Net revenues, including RMB26,912,900
    (US$3,318,483) sold to related
    companies for the three months
    ended March 31, 2006                                    25,523,488            27,496,206               3,390,408
Cost of revenues                                           (16,412,004)          (22,620,363)             (2,789,194)
                                                  ----------------------   -------------------   ---------------------
                                                  ----------------------   -------------------   ---------------------
Gross profit                                                  9,111,484             4,875,843                 601,214
                                                  ----------------------   -------------------   ---------------------
                                                  ----------------------   -------------------   ---------------------
Costs and expenses:
Selling, general and administrative expenses                (4,464,783)           (1,642,639)               (202,544)
Amortization of intangible assets                           (1,193,013)              (57,208)                 (7,054)
                                                  ----------------------   -------------------   ---------------------
                                                  ----------------------   -------------------   ---------------------
Total costs and expenses                                    (5,657,796)           (1,699,847)               (209,598)
                                                  ----------------------   -------------------   ---------------------
                                                  ----------------------   -------------------   ---------------------

Income from operations                                        3,453,688             3,175,996                 391,616
Interest income                                                     578                 9,787                   1,207
Loan interest income                                                 52               144,015                  17,757
Investment income                                               224,640                     -                       -
Other income net                                                  2,367                 4,820                     594
                                                  ----------------------   -------------------   ---------------------
                                                  ----------------------   -------------------   ---------------------
Income before income taxes,
    minority interests and equity in
    earnings of associated companies                          3,681,325             3,334,618                 411,174
Income taxes                                                (1,132,390)             (747,453)                (92,164)
                                                  ----------------------   -------------------   ---------------------
                                                  ----------------------   -------------------   ---------------------

Income before minority interests and equity in
  earnings of an associated companies                         2,548,935             2,587,165                 319,010
Minority interests                                          (2,873,530)           (2,029,872)               (250,293)
                                                  ----------------------   -------------------   ---------------------
                                                  ----------------------   -------------------   ---------------------
Income (loss) before equity in earnings of
    associated companies                                      (324,595)               557,293                  68,717
Equity in earnings of associated
    companies                                                    63,661              (80,734)                 (9,955)
Dividends income from an associated company
                                                                      -             2,549,063                 314,311
                                                  ----------------------   -------------------   ---------------------
                                                  ----------------------   -------------------   ---------------------

Net income (loss)                                             (260,934)             3,025,622                 373,073
                                                  ======================   ===================   =====================
                                                  ======================   ===================   =====================
Net income (loss) per common share -
    basic and diluted                                           (0.003)                  0.02                  0.0025
                                                  ======================   ===================   =====================
                                                  ======================   ===================   =====================
Weighted average number of common shares
  outstanding - basic and diluted                            84,989,247           148,712,945             148,712,945
                                                  ======================   ===================   =====================



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                     Nine Months Ended March 31,
                                                           2005                             2006
                                                           ----                             ----
                                                            RMB                    RMB                 US$

Net revenues, including RMB82,559,900
    (US$10,180,012) sold to related
    companies for the nine months months
    ended March 31, 2006                                     80,334,117            86,279,354          10,638,638
Cost of revenues                                           (54,768,618)          (65,078,901)         (8,024,525)
                                                    --------------------    ------------------  ------------------
                                                    --------------------    ------------------  ------------------
Gross profit                                                 25,565,499            21,200,453           2,614,113
                                                    --------------------    ------------------  ------------------
Costs and expenses:
Selling, general and administrative expenses               (10,090,803)           (7,821,038)           (964,370)
Amortization of intangible assets                           (2,982,533)           (1,306,594)           (161,109)
                                                    --------------------    ------------------  ------------------
                                                    --------------------    ------------------  ------------------
Total costs and expenses                                   (13,073,336)           (9,127,632)         (1,125,479)
                                                    --------------------    ------------------  ------------------
                                                    --------------------    ------------------  ------------------

Income from operations                                       12,492,163            12,072,821           1,488,634
Interest income                                                   3,768                16,860               2,079
Loan interest income                                                 52               185,442              22,865
Investment income                                               224,640             1,365,680             168,395
Other income, net                                                34,822                29,820               3,677
                                                    --------------------    ------------------  ------------------
                                                    --------------------    ------------------  ------------------
Income before income taxes, minority interests
    and equity in earnings of associated
    companies                                                12,755,445            13,670,623           1,685,650
Income taxes                                                (3,470,560)           (3,124,550)           (385,271)
                                                    --------------------    ------------------  ------------------
                                                    --------------------    ------------------  ------------------

Income before minority interests and equity in
  earnings of associated companies                            9,284,885            10,546,073           1,300,379
Minority interests                                          (9,468,415)           (8,800,878)         (1,085,188)
                                                    --------------------    ------------------  ------------------
                                                    --------------------    ------------------  ------------------
Income (loss) before equity in earnings of
    associated companies                                      (183,530)             1,745,195             215,191
Equity in earnings of associated
    companies                                                 2,104,012               323,589              39,900
Dividends income from an associated company                           -             2,549,063             314,311
                                                    --------------------    ------------------  ------------------
                                                    --------------------    ------------------  ------------------

Net income                                                    1,920,482             4,617,847             569,402
                                                    ====================    ==================  ==================
                                                    ====================    ==================  ==================

Net income per common share -
    basic and diluted                                              0.02                 0.036              0.0044
                                                    ====================    ==================  ==================
                                                    ====================    ==================  ==================

Weighted average number of common shares
  outstanding - basic and diluted                            79,273,850           129,132,951         129,132,951
                                                    ====================    ==================  ==================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                            Nine Months Ended March 31,
                                                         2005                           2006
                                                         ----                           ----

                                                          RMB                     RMB          US$


Cash flows from operating activities:
Net income                                                 1,920,482          4,617,847          569,402
Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
 Common stock reserved and to be issued in exchange
     for services                                             72,451          5,377,209          663,036
 Amortization of intangible assets                         2,982,533          1,306,594          161,109
 Equity in earnings of associated companies              (2,104,012)          (323,589)         (39,900)
 Loss on disposal of fixed assets                             56,259                  -                -
 Depreciation                                                168,457            106,398           13,119
 Minority interests                                        9,468,413          8,800,878        1,085,188
 (Increase) decrease in operating assets -
 Accounts receivable                                    (67,168,376)       (14,568,949)      (1,796,418)
 Inventories                                               (514,267)          (158,504)         (19,544)
 Deposits, prepayments and other receivables               1,249,436          (241,757)         (29,810)
 Increase (decrease) in operating liabilities -
 Accounts payable                                         35,239,557        (7,513,003)        (926,387)
 Accrued liabilities and other payables                    4,574,966        (5,965,405)        (735,562)
 Customer deposits                                           335,127             37,536            4,628
 Deferred revenue                                             86,323           (94,795)         (11,689)
 Business taxes and government surcharges payable          7,409,157          3,129,294          385,856
                                                     ----------------     --------------    -------------
                                                     ----------------     --------------    -------------
Net cash used in operating activities                    (6,223,494)        (5,490,246)        (676,972)
                                                     ----------------     --------------    -------------
                                                     ----------------     --------------    -------------
Cash flows from investing activities:
 Acquisition of plant and equipment                         (86,648)          (275,421)         (33,961)
 Increase in amount due from related companies             4,750,000                  -                -
 Acquisition of short-term investment                              -          (504,000)         (62,145)
 Acquisition of intangible asset                                   -          (138,000)         (17,016)
 Dividends receivable from an associated company                   -        (2,549,063)        (314,311)
 Increase in short-term loan                                       -        (4,867,200)        (600,148)
 Cash acquired for investment in an associated           (4,649,998)                  -                -
company
 Acquisition of investment in a subsidiary                 5,037,294                  -                -
                                                     ----------------     --------------    -------------
                                                     ----------------     --------------    -------------
Net cash provided by (used in) investing activities        5,050,648        (8,333,684)      (1,027,581)
                                                     ----------------     --------------    -------------
                                                     ----------------     --------------    -------------
Cash flows from financing activities:
  Advances from (repayment to) a director                     89,970                  -                -
  Net proceeds from issuance of common stock                       -         20,262,337        2,498,438
                                                     ----------------     --------------    -------------
                                                     ----------------     --------------    -------------
Net cash provided by financing activities                     89,970         20,262,337        2,498,438
                                                     ----------------     --------------    -------------
                                                     ----------------     --------------    -------------
Accumulated other comprehensive loss                               -        (1,154,791)        (142,391)
Cash and cash equivalents:
Net increase (decrease)                                  (1,082,876)          5,283,616          651,494
Balance at beginning of period                             1,544,822          1,116,365          137,653
                                                     ----------------     --------------    -------------
                                                     ----------------     --------------    -------------
Balance at end of period                                     461,946          6,399,981          789,147
                                                     ================     ==============    =============

Supplemental cash flow information:
     Cash paid for interest                                        -                 -                  -
     Cash paid for income taxes                                2,012             3,149                388
Non-cash investing and financing activities:
     Issuance of reserved common stock                         1,656                 -                  -
     Issuance of common stock for service                     72,451         5,377,209            663,034
   Acquisition of subsidiaries:
     Non-cash assets acquired                             10,677,622                 -                  -
     Liabilities assumed in acquisition                      280,772                 -                  -
     Issuance of common stock                             34,444,800                 -                 --
     Acquisition of an associated company                          -         8,799,350          1,085,000
                                                     ================     =============     ==============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                    NINE MONTHS ENDED MARCH 31, 2005 AND 2006


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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2006, the results of operations for the nine months months ended March 31, 2006 and 2005, and the cash flows for the nine months months ended March 31, 2006 and 2005. The balance sheet as of June 30, 2005 is derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

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

The results of operations for the nine months months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2006.


2. NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the nine months months ended March 31, 2005 and 2006. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb 8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States, therefore, exchange gains and losses were significant for the nine months months ended March 31, 2006 and no significant effect for period ended March 31, 2005.

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

The Company did not have any stock options outstanding during the period ended March 31, 2005 and 2006. Accordingly, no pro forma financial disclosure is provided herein.

5. RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes cash and cash equivalents, accounts receivable and accounts payable, approximates their carrying value in the financial statements due to the short-term nature of these financial instruments. In November 2005, the FASB issued SFAS No. 151, entitled Inventory Costs - An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, entitled Inventory Pricing [June 1953], to clarify the accounting for "abnormal amounts" of idle facility expense, freight, handling costs, and wasted material [spoilage]. Before revision by SFAS No. 151, the guidance that existed in ARB No. 43 stipulated that these type items may be "so abnormal" that the appropriate accounting treatment would be to expense these costs as incurred [i.e., these costs would be current-period charges]. SFAS No. 151 requires that these type items be recognized as current-period charges without regard to whether the "so abnormal" criterion has been met. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not impact the financial statements.

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

In December 2004, the FASB issued SFAS No. 153, entitled Exchanges of Non monetary Assets -- An Amendment of APB Opinion No.29. SFAS No. 153 amends Opinion 29 to eliminate the exception for non monetary exchanges of non monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not impact the financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) will not impact the financial statements, as the Company has not granted any equity instruments to employees.

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

The Company's primary sources of revenues and cash flows are derived from its business operations in the PRC. The Company's business activity is with customers in the PRC. The PRC economy has, for many years, been a centrally planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

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

Industry Risk - The Company operates in business segments that are characterized by rapid technological advances, changes in customer requirements, and evolving regulatory requirements and industry standards. Any failure by the Company to anticipate or to respond adequately to technological changes in its industry segments, changes in customer requirements or changes in regulatory requirements or industry standards, could have a material adverse effect on the Company's business and operating results.


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

For the nine months months ended March 31, 2006 and 2005, Shenzhen Golden Anke Technology Ltd. generated approximately 98% of the Company's consolidated taxable income. Since the losses from one subsidiary cannot be offset against the income from another subsidiary in determining the provision for income taxes, the Company's provision for income taxes for the Nine months months ended March 31, 2006 and 2005 reflected an effective rate of approximately 23% and 27%, respectively.

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

During the nine months months ended March 31, 2006, the Company had sales to subsidiaries of Jiuding Group of RMB82,559,900 (US$10,180,012) representing 95% of net revenues for such periods.

At March 31, 2006, accounts receivable from subsidiaries of Jiuding Group aggregated RMB75,130,148 (US$9,263,890) or 98% of total accounts receivable at such date.

9. SEGMENT INFORMATION

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in respect of its operating segments. The Company currently operates in four principle business segments, which are E-Commerce solutions, Digital security imaging system, Consultancy fee, and Photographic business. E-Commerce Solutions comprises revenue from web-site development contracts and maintenance contracts. Digital security imaging system consists of sales of surveillance system and maintenance, consultancy fee comprises services rendered for provision of information on equity exchange, and the Photographic Business consists of sales of photographic equipment.

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered; as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc. As all of the company's customers are located in PRC, and the company revenues are generated in PRC, no geographical Segment information is presented. Segment information for the nine months period ended March 31, 2006 is as follows:


  (a) Net revenues:

                                           Nine Months Ended March 31, 2006
                                           Rmb                     US$

   E-commerce solutions                     1,199,816                147,943
   Consultancy fee                              7,500                    925
   Photographic business                      629,872                 77,666
   Digital security imaging system         84,442,166             10,412,104
                                       ---------------        ---------------
                                       ---------------        ---------------
                                           86,279,354             10,638,638
                                       ===============        ===============


          (b) Net Profit / (Loss):

                                                   Nine months Ended March 31, 2006
                                                   --------------------------------
                                                       Rmb                    US$

                E-commerce solutions                 (1,687,066)             (208,023)
                Consultancy fee                          959,603               118,323
                Photographic business                  (108,558)              (13,386)
                Digital security imaging system        7,616,936               939,203
                Corporate expenses                   (2,163,068)             (266,715)
                                                 ------------------     -----------------
                                                 ------------------     -----------------
                                                       4,617,847               569,402
                                                 ==================     =================


(c) Assets:

                                                         As at March 31, 2006

                                                       Rmb                    US$

                E-commerce solutions                     845,139               104,209
                Digital security imaging system       93,347,200            11,510,136
                Photographic business                  6,797,953               838,219
                Consultancy fee                       10,974,696             1,353,230
                Corporate expenses                    49,800,457             6,140,623
                                                 ------------------     -----------------
                                                 ------------------     -----------------
                                                     161,765,445            19,946,417
                                                 ==================     =================

Substantially all of the Company's identifiable assets are located in the PRC.


         (d) Other items:

                                                            Nine months Ended March 31, 2006
                                                            --------------------------------
                                                                Rmb                    US$
                Depreciation:
                    E-commerce solutions                           84,508                10,420
                    Photographic business                           2,528                   312
                    Consultancy fee                                 8,880                 1,095
                    Corporate expenses                             10,482                 1,292
                                                        --------------------     -----------------
                                                        --------------------     -----------------
                                                                  106,398                13,119
                                                        ====================     =================


                Expenditures for fixed assets:
                    E-commerce solutions                          275,421                33,961
                    Corporate assets                                    -                     -
                                                        --------------------     -----------------
                                                        --------------------     -----------------

                                                                  275,421                33,961
                                                        ====================     =================


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

The Company's investment in SFVL at March 31, 2006 was as follows:


                                                        Rmb                   US$


Cash consideration paid                                             600,000                 73,983
10,000,000 shares of the Company's common stock valued
at $0.24 per Share                                               19,872,000              2,450,308
                                                         -------------------      -----------------
                                                         -------------------      -----------------

Total consideration paid                                         20,472,000              2,524,291

Commissions paid                                                    596,160                 73,509
25% of net income of SFVL for the period from April 13,
  2004 to March 31, 2006                                          3,158,431                389,449
                                                         -------------------      -----------------
                                                         -------------------      -----------------

        Total                                                    24,226,591              2,987,249
                                                         ===================      =================



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

                  Shanghai Fortune Venture Ltd. and Subsidiary
                           Consolidated Balance Sheet

                                                     March 31, 2006
                                             -----------------------------
                                                Rmb              US$

     Assets

     Current assets                          11,585,504           1,428,546
     Equipment, net                             193,553              23,866
     Intangible assets, net                     135,000              16,646
     Investments                              2,137,985             263,623
                                             -----------   -----------------
     Total assets                            14,052,042           1,732,681
                                             ===========   =================

     Liabilities and Stockholders' Equity

     Current liabilities                      2,551,634             314,628
     Minority interest                                -                   -
     Stockholders' equity                    11,500,408           1,418,053
                                           -------------   -----------------
     Total liabilities and stockholders'
     equity                                  14,052,042           1,732,681
                                           =============   =================


                  Shanghai Fortune Venture Ltd. and Subsidiary
                      Consolidated Statement of Operations


                                               Period From July 1, 2006 to
                                                 March 31, 2006
                                           ------------------------------------
                                                  Rmb               US$

      Net revenues                                365,000              45,006
      Cost of sales                              (20,256)             (2,498)
      Operating costs and expenses              (725,795)            (89,494)
       Dividends from Subsidiary                1,853,347             228,526
                                           ---------------    ----------------
                                           ---------------    ----------------
      Net profit                                1,472,296             181,540
                                           ===============    ================



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

Currently, the Company offers products and services to businesses and consumers located primarily in China. The Company's plan is to take advantage of China's economic growth to expand its existing businesses and, possibly, in the future, to sell its products and services outside of China. The Company also has begun to acquire diverse businesses that are not dependent on, or directly related to, each other. During the past two years, the Company has acquired a digital imaging system business, an equity exchange business, a security system business and a business that provides "smart cards", which are credit card sized cards that are able to be programmed to perform tasks and store information. The Company has used its technological expertise to enhance the products and services provided by these businesses. The diversification of the Company's business has resulted in an overall improvement in the Company's financial condition. Currently, over 90% of the Company's revenues are generated by its subsidiaries, Shenzhen Golden Anke Technology Ltd. ("Shenzhen Golden Anke"), which sells digital security imaging systems, and Shanghai Newray Photographic Equipment Co., Ltd. ("Shanghai Newray"), which sells digital photographic equipment. The balance of the Company's revenues are generated primarily by other subsidiaries, China E.com Information Technology Ltd. ("China E.com"), which distributes licenses for Chinese language translation software and offers web design and hosting services, and Hainan Concord Financial Products Development Co. Ltd., ("Hainan Development"), which provide financial institutions with research and development services for their financial products and instruments.

We will further develop our business in equity exchange industry by using our technical expertise to develop an electronic platform for trading of equity exchange in China. Through our acquisition in the business in Shanghai, Xi'an, Hainan and Shenzhen, we have enhanced our market presence in various major equity exchange centres in PRC, and after the electronic trading platform is in operation, we will then have another major stream of revenue from the equity exchange industry.


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

Results of Operations - Three Months Ended March 31, 2006 and 2005

All amounts shown below are presented in US$. As used below, the letter "K" appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the three months ended March 31, 2006 consisted primarily of the sales of digital security imaging systems and photographic equipment by the Company's subsidiaries, Shenzhen Golden Anke and Shanghai Newary. The balance of the Company's revenues was derived from other subsidiary, China E.com and ChinaE.com Tech, which provide e-commerce solutions, and Hainan Development, which provide services rendered for provision of information on equity exchange. Net revenues for the three months ended March 31, 2005 consisted primarily of the sales of photographic equipment, sales of digital security imaging systems and e-commerce solutions. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

                                    Net Revenues                      Percent of Net Revenues
                             Three Months Ended March 31,            Three Months Ended March 31,
                               2005                2006              2005               2006
                               ----                ----              ----               ----
                               US$                  US$


E-commerce solutions             54,423             25,151               1.8%                 0.7%
Sales of photographic
  Equipment                     439,015             20,946              14.2%                 0.6%
Sales of digital security
  imaging system              2,588,656          3,344,311              84.0%                98.7%
Consultancy fee                     453                  -               0.0%                 0.0%
                           -------------   ----------------   ----------------    -----------------
                           -------------   ----------------   ----------------    -----------------
Total                         3,082,547          3,390,408             100.0%               100.0%
                           =============   ================   ================    =================


Total net revenues increased by 10% to $3,390K during the three months ended March 31, 2006, as compared to $3,082K during the three months ended March 31, 2005. The increase in total net revenues was primarily attributable to increase in sales of digital security imaging systems made through the Company's subsidiary, Shenzhen Golden Anke. Revenues attributable to e-commerce solutions decreased by $29K or 54%, to $25K during the three months ended March 31, 2006, as compared to $54K earned during the three months ended March 31,2005. Revenue attributable to sales of photographic equipment decreased by $418K or 95% to $21K during the three months ended March 31, 2006 as compared to $439K earned during the three months ended March 31, 2005.

Approximately 99% of the Company's net revenues for the three months ended March 31, 2006 aggregating $3,344K were attributable to the sales of digital security imaging systems made through Shenzhen Golden Anke. The purchasers of these systems are the subsidiaries of Jiuding Group, which sell the systems to third parties. The major shareholders of Jiuding Group are also the 49% shareholders of Shenzhen Golden Anke.

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

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:


                                    Cost of Revenues              Percent of Net Revenues
                                Three Months Ended March 31,    Three Months Ended March 31,
                               ----------------------------    ----------------------------
                                2005             2006            2005               2006
                                ----             ----            ----               ----
                                US$              US$


Engineering/technician
  Salaries                        18,740         31,779         0.6%               0.9%
Cost of computer software      (150,000)              -        -4.9%               0.0%
Cost of photographic
  Equipment                      388,395         20,332        12.6%               0.6%
Cost of digital security
  imaging system               1,710,138      2,721,004        55.5%              80.3%
Depreciation                       1,233          2,192         0.1%               0.1%
Other                             13,620         13,887         0.4%               0.4%
                              -----------   ------------   ----------   ----------------
Total                          1,982,126      2,789,194        64.3%              82.3%
                              ===========   ============   ==========   ================


Cost of revenues increased by 41% to $2,789K or 82.3% of net revenues for the three months ended March 31, 2006, as compared to $1,982K or 64.3% of net revenues for the three months ended March 31, 2005.

The principal components of cost of revenues during the three months ended March 31, 2006 were engineer and technician salaries, costs of digital security imaging systems hardware, other costs associated with engineering and technical staff support and depreciation of equipment utilized in connection with the Company's operations.

The increase in costs of revenues in 2006 as compared to 2005 was principally attributable to the increase in sales of the Company's digital security imaging systems.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:


                                             SG&A Expense                       Percent of Net Revenue
                                     Three Months Ended March 31,            Three Months Ended March 31,
                                       2005                2006                2005               2006
                                       ----                ----                ----               ----
                                       US$                  US$

Sales and marketing salaries
  and commissions                      17,697             23,894                 0.6%                  0.7%
Advertising and other sales
  and marketing expenses               18,393             18,556                 0.6%                  0.5%
Rentals                                15,583             19,624                 0.5%                  0.6%
Administrative salaries                36,407             48,357                 1.2%                  1.4%
Corporate overhead                    451,143             92,113                14.6%                  2.7%
                                  ------------   ----------------   ------------------     -----------------
                                  ------------   ----------------   ------------------     -----------------
Total                                 539,223            202,544                17.5%                  5.9%
                                  ============   ================   ==================     =================



For the three months ended March 31, 2006, SG&A expense decreased 62% to $203K, as compared to $539K for the three months ended March 31, 2005.

The decrease in SG&A expense in 2006 as compared to 2005 was principally attributable to a decrease in corporate overhead, which included decrease in audit fee of $275K, disbursement for audit of $14K, investor relation activities of $15K, legal and professional fees of $46K and the gain on exchange for the change of exchange rate of Rmb to HK$ and US$ from 1.07 and 8.28 to 1.04 and
8.11 respectively from August 11, 2005. The increase in sales and marketing salaries was due to the recruitment of additional sales and marketing team executives for the newly formed private equity exchange division.

Income Taxes

Income taxes for the three months ended March 31, 2006 were $92K and $137K for the three months ended March 31, 2005.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income (loss) of Intermost Focus Advertising, Shanghai Newray, Shenzhen Golden Anke and Hainan Development. Minority interests were $250K for the three months ended March 31, 2006, as compared to minority interests of $347K for the three months ended March 31, 2005.

Equity in earnings (losses) of associated companies were ($10K) and $8K for the three months ended March 31, 2006 and 2005 respectively, representing the Company's proportionate share of the earnings (loss) of Shanghai Fortune and Hainan Exchange Center.

Net Income

As a result of the aforementioned factors, the Company had net income of $373K during the three months ended March 31, 2006, as compared to a net loss of $31K during the three months ended March 31, 2005. The increase in net income during the three months ended March 31, 2006 was mainly due to the dividend income of $314K from an associated company, Shanghai Fortune.

Results of Operations - Nine months Ended March 31, 2006 and 2005

Net Revenues

Net revenues for the nine months ended March 31, 2006 consisted primarily of the sales of digital security imaging systems and photographic equipment by the Company's subsidiaries, Shenzhen Golden Anke and Shanghai Newray. The balance of the Company's revenues was derived from another subsidiaries, China.E.com, which provides e-commerce solutions and Hainan Development, which provide services rendered for provision of information on equity exchange. Net revenues for the nine months ended March 31, 2005 consisted primarily of the sales of photographic equipment, sales of digital security imaging a systems and e-commerce solutions. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

                                             Net Revenues                     Percent of Net Revenues
                                  -------------------------------------  -------------------------------------
                                     Nine months Ended March 31,            Nine months Ended March 31,
                                 -------------------------------------  -------------------------------------
                                        2005                2006              2005                2006
                                        ----                ----              ----                ----
                                        US$                 US$


E-commerce solutions                  159,501           147,943                1.6%               1.4%
Sales of photographic equipment
                                      841,372            77,666                8.7%               0.7%
Sales of digital security
  imaging system                    8,700,862        10,412,104               89.7%              97.9%
Consultancy fee                           453               925                0.0%               0.0%
                                 -------------   ---------------  ------------------  -----------------
                                 -------------   ---------------  ------------------  -----------------
Total                               9,702,188        10,638,638              100.0%             100.0%
                                 =============   ===============  ==================  =================

Total net revenues increased by 10% to $10,639K during the nine months ended March 31, 2006, as compared to $9,702K during the nine months ended March 31, 2005. The increase in total net revenues was attributable to the sales of digital security imaging systems made through the Company's subsidiary, Shenzhen Golden Anke. Revenues from the sales of photographic equipment made by the Company's subsidiary, Shanghai Newray, decreased by $764K or 91% during the nine months ended March 31, 2006 to $78K, as compared to $841K during the nine months ended March 31, 2005. Revenues attributable to e-commerce solutions decreased by $12K or 7%, to $148K during the nine months ended March 31, 2006, as compared to $160K during the nine months ended March 31, 2005.

Approximately 98% of the Company's net revenues during the nine months ended March 31, 2006 aggregating $10,412K were attributable to sales of digital security imaging systems made through Shenzhen Golden Anke. The purchasers of these systems were the subsidiaries of Jiuding Group, which sell the systems to third parties. The major shareholders of Jiuding Group are also the 49% minority shareholders of Shenzhen Golden Anke.

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

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

                                           Cost of Revenues                   Percent of Net Revenues
                                 -------------------------------------  -------------------------------------
                                     Nine months Ended March 31,            Nine months Ended March 31,
                                 -------------------------------------  -------------------------------------
                                        2005                2006              2005                2006
                                        ----                ----              ----                ----
                                        US$                 US$


Engineering/technician salaries
                                      55,766            75,624                0.6%               0.6%
Cost of computer software          (150,000)                 -               -1.5%               0.0%
Cost of photographic equipment
                                     747,986            71,755                7.7%               0.7%
Cost of digital security
  imaging system                   5,915,314         7,832,384               61.0%              73.6%
Depreciation                           3,699             3,938                0.0%               0.0%
Other                                 41,802            40,824                0.4%               0.4%
                                 ------------   ---------------  ------------------  -----------------
                                 ------------   ---------------  ------------------  -----------------
Total                              6,614,567         8,024,525               68.2%              75.3%
                                 ============   ===============  ==================  =================

Cost of revenues increased by 21% to $8,025K or 75.3% of net revenues for the nine months ended March 31, 2006, as compared to $6,615K or 68.2% of net revenues during the six month period ended March 31, 2005.

The principal components of cost of revenues during the nine months ended March 31, 2006 were engineer and technician salaries, costs of photographic equipment and digital security imaging systems hardware, other costs associated with engineering and technical staff support, and depreciation of equipment utilized in connection with the Company's operations.

The increase in costs of revenues, in total and as a percentage of revenues, in 2006 as compared to 2005 was principally attributable to the increase in the Company's revenues, as well as to an increase in engineering and technical staffing during the period.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:



                                             SG&A Expense                      Percent of Net Revenue
                                 -------------------------------------  -------------------------------------
                                 -------------------------------------  -------------------------------------
                                     Nine months Ended March 31,            Nine months Ended March 31,
                                 -------------------------------------  -------------------------------------
                                 -------------------------------------  -------------------------------------
                                        2005                2006              2005                2006
                                        ----                ----              ----                ----
                                        US$                 US$


Sales and marketing salaries
  and commissions                      58,359            75,461                0.6%               0.7%
Advertising and other sales and
  marketing expenses                   78,570            70,405                0.8%               0.7%
Rentals                                46,601            52,119                0.5%               0.5%
Administrative salaries               108,088           116,823                1.1%               1.1%
Corporate overhead                    927,078           649,562                9.6%               6.1%
                                 -------------   ---------------  ------------------  -----------------
Total                               1,218,696           964,370               12.6%               9.1%
                                 =============   ===============  ==================  =================

For the nine months ended March 31, 2006, SG&A expense decreased 21% to $964K, as compared to $1,219K for the nine months ended March 31, 2005.

The decrease in SG&A expense in 2006 as compared to 2005 was principally attributable to a decrease in corporate overhead, which included audit fee of $139K, EDGAR filing fee of $4K, preparation of valuation report and financial consulting fee of $75K for acquisition of subsidiary and associated company, investor relation expense of $45K and of $14K related to disbursement for audit and the gain on exchange for the change of exchange rate of Rmb to HK$ and US$ from 1.07 and 8.28 to 1.04 and 8.11respectively from August 11, 2005. The increase in sales and marketing salaries was due to the recruitment of additional sales and marketing team executives for the newly formed private equity and equity exchange division. The $5K increase in rental was due to the increase in office space and the $9K increase in administrative salaries was mainly attributable to the newly employed of executive staffs.

Income Taxes

Income taxes for the nine months ended March 31, 2006 were $385K and $419K for the nine months ended March 31, 2005.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income (loss) of Intermost Focus Advertising, Shanghai Newray, Shenzhen Golden Anke and Hainan Development. Minority interests were $1,085K for the nine months ended March 31, 2006, as compared to minority interests of $1,143K for the nine months ended March 31, 2005.

Equity in earnings of associated companies were $40K and $254K for the nine months period ended March 31, 2006 and 2005, respectively representing the operation of Shanghai Fortune for the nine months ended March 31, 2006 was substantially reduced and hence the decrease in Company's proportionate share of the earnings of Shanghai Fortune. The decrease was also due to the loss sustained by Hainan Exchange Centre.

Net Income

As a result of the aforementioned factors, the Company had net income of $569K during the nine months ended March 31, 2006, as compared to a net income of $232K during the nine months ended March 31, 2005. The increase in net income during the nine months ended March 31, 2006 was due to the dividend income of $314K from an associated company, Shanghai Fortune.


Liquidity and Capital Resources -March 31, 2006

At March 31, 2006, the Company had cash and cash equivalents of $789K and working capital of $9,732K, as compared to $135K of cash and cash equivalents and $4,883K of working capital at June 30, 2005.

Net cash used in operating activities was $677K for the nine months ended March 31, 2006, as compared to net cash used in operating activities of $752K for the nine months ended March 31, 2005. Net cash used in operating activities in 2006 as compared to 2005 as a result of increase in accounts receivables. Our use of cash was partially offset by non-cash charges, including the use of our common stock (or the reservation of common stock to be used) in exchange for services in the amount of $663K, depreciation expense in the amount of $13K and amortization of intangible assets in the amount of $161K.

Net cash used in investing activities was $1,028K for the nine months ended March 31, 2006, consisting of $62K of funds from the short-term investment, $600K of funds from the short-term loan, $314K of dividend receivable from an associated company, Shanghai Fortune and $17K and $34K for the purchase of intangible assets and the purchase of plant and equipment. Net cash provided by investing activities was $608K for the nine months ended March 31, 2005 for the acquisition of a 51% interest in Shenzhen Golden Anke.

Net cash provided by financing activities was $2,498K in net proceeds from the issuance of common stock for the nine months ended March 31, 2006. During the nine months ended March 31, 2005, net cash provided by financing activities was $11K for payment due to a director.

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

Principal Commitments

At March 31, 2006, the Company does not have any material commitments for operating leases or capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at March 31, 2006.

Off-Balance Sheet Arrangements

The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements at March 31, 2006.

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

            On January 19, 2006, we authorized the issuance of 1,000,000 shares of common stock with a value of $0.05 per share to Xu ZIJIAN for private placement. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offerees and the parties they designated to receive the stock were accredited investor.

            On March 9, 2006, we authorized the issuance of 5,880,000 shares of common stock with a value of $0.068 per share to Tian Suishang, Chow Siu Chun, Zhou Xiao Si, Ka Shishi, Huang Yi and Zhang Zheng for private placement. The stock was issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offerees and the parties they designated to receive the stock were accredited investor.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable


Item 6.  Exhibits


Exhibit
Number   Description of Exhibit

2.1    Articles of Merger *

3.1    Articles of Incorporation *

3.2    Bylaws *

10.1 Employment Agreement, dated March 12, 2004, between Intermost Corporation and Andy Lin (2)

10.2 Amendment to Employment Agreement dated March 12, 2004 between Intermost Corporation and Andy Lin*

10.3 Cooperative Agreement re:formation of Jiayin E-Commerce joint venture (1)

10.4   Agreement Regarding Transfer of Properties on 38th Floor, Guomao
       Building (3)

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

10.9   Intermost Corporation 2003 Equity Incentive Plan (8)

10.10  Share Transfer Agreement dated March 31, 2004 between IMOT
       Information Technology (Shenzhen) Ltd. and Tu Guoshen and Li Zhiquan for the acquisition of 51% of the Golden Anks
       Technology, Ltd. (9)

10.11 Share Transfer Agreement dated December 8, 2004 between IMOT Information Technology (Shenzhen) Ltd., and Shenzhen Merchant Technology Investment Co., Ltd. for the acquisition of 15% of Shenzhen International Hi-Tech Exchange (9)

10.12 Share Exchange Agreement dated December 11, 2004 between IMOT Information Technology (Shenzhen) Ltd. and Guangzhou Digital Communication Co., Ltd. and Zhai Xiya for the acquisition of 80% of Hainan Concord Financial Products Development Co. Ltd. (9)

16.1   Letter on Change in Certifying Accountant (9)

21.1   Significant Subsidiaries *

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

(8) Incorporated by reference to the exhibit filed with the Registrant's Proxy Statement filed with the SEC on January 6, 2004.
(9) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on March 8, 2004. (9) Incorporated by reference to the Exhibit filed with Form 10-KSB, amendment No. 1 for the year ended June 30, 2006.

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

                                       INTERMOST CORPORATION

                                       (Registrant)


Date:   May 15, 2006                   By:/s/ANDY LIN
                                          -----------
                                         Andy Lin
                                         President, Chief Executive Officer
                                         and Chief Financial Officer

                                                                   Exhibit 31

                                  CERTIFICATION

I, Andy Lin, Chief Executive Officer and Chief Financial Officer of Intermost Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Intermost Corporation (the "Company") for the nine months ended March 31, 2006;

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

Date:   May 15, 2006                             /s/ ANDY LIN
                                                 -------------------------------
                                                 Andy Lin
                                                 Chief Executive Officer
                                                 and Chief Financial Officer

                                                                    Exhibit 32

                                  CERTIFICATION
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the filing by Intermost Corporation (the "Company") with the Securities and Exchange Commission of its Quarterly Report on Form 10-QSB for the nine months ended March 31, 2006 (the "Report"), the undersigned, Andy Lin, Chief Executive Officer and Chief Financial Officer of the Company, does hereby certify, that to the best of his knowledge:

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


Date:   May 15, 2006                         /s/ ANDY LIN
                                             -----------------------------------
                                             Andy Lin
                                             Chief Executive Officer
                                             and Chief Financial Officer