Form 10KSB
period 2006-06-30
INTERMOST CORP
filed 2006-10-12
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                     For the Fiscal Year Ended June 30, 2006

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number 0-30430

                              INTERMOST CORPORATION
                -----------------------------------------------
                 (Name of Small Business Issuer in its charter)

         Wyoming                                        87-0418721
--------------------------------            ------------------------------------
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
Yes X No
   ---  ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant's revenues for the fiscal year ended June 30, 2006 were $12,319,459

         The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of September 19, 2006 was 153,290,278. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 19, 2006, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $20,694,187.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

              Transition Small Business Disclosure Format: Yes   No X
                                                             ---   ----

                                TABLE OF CONTENTS

                                                                          Page

PART I

         ITEM 1.       DESCRIPTION OF BUSINESS.........................    5
         ITEM 2.      DESCRIPTION OF PROPERTY..........................    8
         ITEM 3.      LEGAL PROCEEDINGS................................    9
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS.................................    9

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY.........................
                      RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
                      ISSUER PURCHASES OF EQUITY SECURITIES............    9
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATIONS............................   14
         ITEM 7.      FINANCIAL STATEMENTS.............................   20
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE...........   20
         ITEM 8A.     CONTROLS AND PROCEDURES..........................   20
         ITEM 8B      OTHER INFORMATION................................   21

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT................   21
         ITEM 10.     EXECUTIVE COMPENSATION...........................   23
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                      MATTERS..........................................   25
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...   25
         ITEM 13.     EXHIBITS.........................................   26
         ITEM 14      PRINCIPAL ACCOUNTANT FEES AND SERVICES...........   27

SIGNATURES.............................................................   28

CERTIFICATIONS.........................................................

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

                       Information on Currency Translation

All amounts are in Renminbi ("Rmb") unless indicated to be in United States Dollars ("$" or "US$"). Our sales are principally in Renminbi. The translation of Renminbi amounts into US dollars are for reference purposes only and have been made at the exchange rate of Rmb8.11 for US$1. The People's Bank of China sets and publishes daily a base exchange rate with reference primarily to the supply and demand of Renminbi against the United States dollar in the market during the prior day. The People's Bank of China also takes into account other factors such as the general conditions existing in the international foreign exchange markets. Although Chinese governmental policies were introduced in 1996 to reduce restrictions on the convertibility of Renminbi into foreign currency for current amount items, conversion of Renminbi into any other currency for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration for Foreign Exchange. Renminbi which had been tightly pegged at Rmb8.28 for US$1 for the previous decade, was revalued on July 21, 2005 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Peoples Bank of China also announced that the Renminbi would be pegged to a basket of foreign currencies, rather then being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. The translation of Renminbi amounts in this Annual Report on Form 10-KSB is not a representation that the Renminbi amounts could actually be converted into United States dollars at that rate or at any other rate on that date or on any other date.

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

IML was incorporated in January 1998 to develop a Chinese-language Internet business portal and to render services in connection therewith in the People's Republic of China ("China"). During the period following the Merger, the Company entered into agreements with, and completed acquisitions of, various businesses that provided or supported Internet services in an effort to implement this business plan. The Company also endeavored to develop its own Internet services businesses, including e-commerce business solutions. However, the global decline in the demand for Internet services after mid-2000, which resulted in a significant economic slowdown that affected many of the companies with whom we do business, materially undermined the effectiveness of our efforts. While we continue to offer web design and hosting services to customers in China through our subsidiary, ChinaE.com Information Technology Ltd. ("ChinaE"), we also began to look for ways to diversify or expand our business.

In November 2002 ChinaE purchased eight licenses for HanWEB Publishing Server 3.0, an online real time translation engine that translates traditional Chinese characters, used in most of the world, to simplified Chinese characters, which are used only in China, and vice versa, and six licenses for HanVoice Web to Phone Server 1.0, a real time Internet to telephone conversion server for Cantonese, Putonghua and English. The licenses were purchased from KanHan Technologies Ltd. ("KanHan") at a cost of $150K. The Company was one of two distributors of these licenses in China.

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

Pursuant to the Shareholding Transfer Agreement, IMOT Technology paid Shanghai Newray Business Rmb200,000 (approximately $24,000) in cash to reimburse Shanghai Newray Business for certain expenses related to the acquisition and agreed to transfer to Shanghai Newray Business 4,000,000 shares of the Company's restricted common stock. The cash used to reimburse Shanghai Newray Business for its expenses was paid with Company funds.

On October 3, 2003 IMOT Technology entered into an agreement for the acquisition of 25% of the issued and outstanding shares of Shanghai Fortune Venture Limited ("Shanghai Fortune") from certain shareholders of Shanghai Fortune. Shanghai Fortune has the right to operate equity exchange in Shanghai, and through its investment in Xi'an Assets and Equity Exchange, operate a equity exchange in Xi'an. In China, equity, including intellectual property rights, may be listed on and transferred through such exchanges. The share transfer was approved by the government of Shanghai on April 12, 2004. The consideration for this acquisition was Rmb600,000, approximately $72,464, in cash plus 10 million shares of our common stock. The value of the common stock was determined to be $0.24 per share, based upon the average of the closing prices for the 10-day period from September 22, 2003 to October 1, 2003. The shares were issued on April 14, 2004.

On May 23, 2006, IMOT signed an agreement to dispose the 25% shareholding investment in Shanghai Fortune to Mr Li Laohu. The net asset value of Shanghai Fortune as at December 31, 2005, the latest audited financial statements date, was Rmb 21,957,791, making 25% of Rmb 5,489,448.

The consideration for the sale of the 25% shareholding was the return of 6,500,000 shares of common stock of IMOT held by Mr Li Laohu, Mr Li Xiaoqin and Ms Huang Xiujuan with a value of US$0.18 per share based on the closing price of IMOT shares on May 23, 2006.

Since December 6, 2002, Shanghai Fortune has been an official registered member of the Shanghai Technology Exchange (the "STE") and was entitled to conduct exchange business with the STE. The STE was the major entity in the Shanghai Equity Exchange Market. Shanghai Fortune had the exclusive right to manage and operate the North Shanghai Branch (the "NSB") of the STE. The NSB had the right to conduct the same exchange business as STE and share 80% of the profits with the STE.

Shanghai Fortune was also a founder and major participant in the Yangtze River Delta Equity Exchange Market Place (the "YRDE"). The YRDE included more than 14 major exchanges in Shanghai and the surrounding cities and was the largest equity exchange market place in China.

In December 2003, the STE and another exchange were merged into the Shanghai United Assets and Equity Exchange (the "SUAEE"). The SUAEE is a non-profit government-sponsored organization.

As a result of the merger of the STE, although Shanghai Fortune continues to maintain its membership, it is currently unclear how the NSB and the YRDE will conduct business and how Shanghai Fortune will participate in the equity exchange markets because there have been no final regulations issued by the local PRC government. For the past two years Shanghai Fortune has not been able to operate because of the lack of regulations. The Board of Directors is uncertain as to the date that NSB and the YRDE will conduct business and were then the continuation of the investment in Shanghai Fortune may not be able to generate a suffient return to the Company. Therefore, the Company determined that it may be able to use the 6,500,000 share of common stock of IMOT for a better purposes.

On August 10, 2004, the necessary government approvals were obtained to complete the transfer of 51% of the issued and outstanding shares of Golden Anke Technology Ltd. ("Golden Anke") from two of its shareholders, Tu Guoshen and Li Zhiquan, to IMOT Technology. Pursuant to the Share Transfer Agreement signed on March 31, 2004 between IMOT Technology, Intermost, Golden Anke, Tu Guoshen and Li Zhiquan, the purchase price paid for the stock was $3.24 million. On August 10, 2004 we issued to the selling shareholders 12 million shares of our common stock, in full payment of the purchase price. The value of our common stock was determined by applying a 20% discount to the average closing price during the period from January 20 to March 19, 2004. Golden Anke is a leading digital security imaging system provider operating in China. Golden Anke offers a variety of solutions in video surveillance, digital image processing and compressing, Internet image transfer and imaging security systems.

In September 2, 2004, IML incorporated a 100% owned subsidiary, ChinaE.com Technology (Shenzhen) Ltd. ("ChinaE Tech"), to take over the business of ChinaE and to provide and support Internet services including, but not limited to, web-hosting, web design, domain name registration and software development.

On December 8, 2004, IMOT Technology entered into an agreement for the acquisition of 15% of the issued and outstanding shares of Shenzhen International Hi-Tech Exchange ("Hi-Tech Exchange") from Shenzhen Merchant Technology Investment Co., Ltd. Hi-Tech Exchange is an enterprise authorized by the PRC government to conduct business in the transfer of hi-tech property rights and corporate equity interests. The share transfer was approved by the government of Shenzhen on February 25, 2005. The consideration for this acquisition was 2,470,355 shares of our common stock. The value of the common stock was determined to be $0.22 per share based upon the average of the closing prices for the period from October 18, 2004 to November 18, 2004. The shares were issued on February 28, 2005.

On January 6, 2005, the necessary government approvals were obtained to complete the transfer of 80% of the issued and outstanding shares of Hainan Concord Financial Products Development Co., Ltd. ("Hainan Concord") from Guangzhou Ditai Communication Co., Ltd. and Zhai Xiya to IMOT Technology. Pursuant to the Share Transfer Agreement signed on December 11, 2004 the purchase price paid for the stock was $917,874. On January 12, 2005 we issued to the selling shareholders 5 million shares of our common stock in full payment of the purchase price. The value of our common stock was determined by applying a 15% discount to the average closing price for the 10 trading days from November 16, 2004 to November 30, 2004. Hainan Concord's principle business is to issue and manage multi-functional membership cards for the people who participate in the private equity exchange in Hainan. Hainan Concord also provides financial institutions with research and development services for their financial products and instruments.

On October 19, 2005, the necessary government approvals were obtained to complete the transfer of 21% of the issued and outstanding shares of Hainan Special Economic Zone Equity Exchange Center (the "Exchange Center") from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Keensheng Science and Technology Development Co., Ltd. Pursuant to the Stock Exchange Agreement, the Company will issue to the Exchange Stockholders 5,000,000 shares of the Company's common stock having a value of RMB8,799,350 (approximately US$1,085,000). The consideration for the transaction was agreed to after arm's-length negotiations between the parties, which are unrelated to each other. On October 19, 2005, we issued to the selling shareholders 5 million shares of our common stock in full payment of the purchase price.

Management is continuing its efforts to identify and explore acquisition, merger and development opportunities.

Products and Services

Internet Services

Through ChinaE Tech, our wholly-owned subsidiary, we offer web design, web hosting, domain name registration, software development and office automation software to our clients. We operate within what is commonly referred to as the "business-to-business" segment of the Internet market, where products and services are offered principally to businesses, as compared to the "business-to-consumer" segment of the Internet services market, where products and services are offered to directly consumers.

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

Digital Imaging System

We sell digital photographic equipment and provide value-added services (such as software design and system integration) for such equipment, through our subsidiary, Shanghai Newray which is also a wholesaler of various brands of consumer digital photographic equipment, including traditional 35mm cameras, digital cameras and camera accessories.

Through Golden Anke, we have expanded our digital imaging services business to include digital imaging security systems for offices, department stores and shopping malls.

Both Shanghai Newray and Golden Anke sell their products through sales representatives.

Equity Exchange

Equity exchanges are platforms that permit privately-owned and state-owned equity transactions. Subject to the parameters established by the government of China, equity exchanges provide services for the purchase and sale of equity rights, debts, intellectual property rights and technology property rights. Equity listed on the exchanges may be traded through negotiation, auction and bids.

Our subsidiary, Hainan Concord's principle business is to issue and manage multi-functional membership cards for the people who participate in private equity exchange in Hainan, and has an exclusive agreement with Hainan Exchange Centre Non-Public Company Registration Co., Ltd. to issue multi-functional membership and credit cards to their members.

Through our 15% investment in Hi-Tech Exchange and 21% investment in Exchange Center, we have further expended our investment in Shenzhen and Hainan, China, Hi-Tech Exchange and Exchange Center are authorized by the government of China to engage in the business of transferring equity and corporate equity interests in Shenzhen and Hainan.

At this time the various equity exchanges in China work, for the most part, independently of one another. We believe that this is inefficient. We are in the process of using our software technology to develop, and hope to eventually implement, an electronic information and trading platform for equity exchanges that will enable the flow of information regarding rights transfers, as well as payments, among the different equity exchanges in China, including those owned and operated by Hi-Tech Exchange and Exchange Center.

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

Most of our current and potential competitors may have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing and other resources than we do, and may enter into strategic or commercial relationships on more favorable terms than we can. In addition, new technologies and the expansion of existing technologies may increase competitive pressure on us. We are a significant presence, in the Chinese market for Internet services.

Photographic Equipment

We also face substantial competition in the photographic equipment market. In China, Shanghai Newray's photographic equipment, which is sold under the brand name "Seagull" (English translation) represents one of the more prominent competitors in the marketplace. However, the brand does not have significant recognition outside of China. In the world market for both digital imaging systems and consumer digital photographic equipment, manufacturers such as Kodak, Minolta, Canon, Nikon and Pentax dominate, and most likely will continue to dominate the market in the future due to their greater brand recognition and greater financial, marketing and other resources. We anticipate that it will take several years to increase awareness of the Seagull brand. Currently, we do not have a significant presence in the market for digital photographic equipment outside China and we cannot guarantee you that we will ever establish a significant presence or be able to compete successfully in the world market.

Equity Exchange

There is no national equity exchange in China. It has been estimated that there are approximately 100 equity exchanges in China, most of them small in scale and serving only the local area. There are also a few large equity exchanges serving the largest cities in China, including the Beijing Equity Exchange Center, the Tianjin Equity Exchange Center and the Shanghai Equity Exchange Center. Even the operations of the large equity exchanges are localized.

Currently, because of the localized nature of equity exchanges, there is not significant competition among them. However, further development and expansion of other large equity exchanges, or the nationalization of equity exchanges, would be likely to result in an increase in competition. If that were to happen, it could have a material adverse effect on our ability to attract property owners to list their properties for sale on our exchange and to identify and secure investors or buyers for the properties we list.

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

The operation of our equity exchange will be largely dependant upon the development of China's policies and laws relating to the transfer of private and state-owned equity. The transfer and management of state-owned equity are subject to the supervision of the Administrative Bureau of State-owned Assets, whereas the equity of privately-owned enterprises must be transferred in compliance with the Company Law and related regulations.

According to the Provisional Procedures on the Administration of the Transfer of State-owned Equity in Enterprises, all the transfers of state-owned equity must be carried out through duly authorized equity exchange centers. NSB and Xi'an Assets and Equity Exchange have secured the necessary licenses and approvals for their operations and qualify to transfer state-owned equity.

We work diligently to assure compliance with all applicable regulations which impact our business, including cooperating with the MII, the Ministry of Public Security and the Administrative Bureau of State-owned Assets. There can be no assurance, however, that additional regulations will not be enacted that might adversely affect our operations.

Employees

As of June 30, 2006 we employed 89 full-time employees consisting of 4 management persons, 25 engineering and technical personnel, 30 administrative and clerical personnel, and 30 sales persons. None of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes. We do not provide any special benefit or incentive programs for our employees. We believe that we enjoy good relations with all of our employees.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal office consists of approximately 6,000 square feet of office space located at 27th Floor, B2718-2721 and at 31st Floor, B3101-3105 and B3123-3127 Guomao Building, Renmin Rd. (South), Shenzhen, China 518014. The premises are leased from an unrelated third party with rental payments and management fees of approximately $70,000 per year. These leases will expire in August, 2008.

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

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were put before our shareholders for a vote during the last quarter of our fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF STOCK SECURITIES

Our common stock is quoted on the National Association of Securities Dealers, Inc. Over-The-Counter Electronic Bulletin Board (the "OTC Bulletin Board"), and is traded under the symbol "IMOT".

The following table represents the high and low bid prices for our common stock on the OTC Bulletin Board for each quarter during the last two fiscal years.


                                                     High             Low
                                                    ------           ------
Fiscal 2005

              Quarter ended September 30, 2004       0.34             0.20
              Quarter ended December 31, 2004        0.28             0.18
              Quarter ended March 31, 2005           0.34             0.19
              Quarter ended June 30, 2005            0.24             0.07

Fiscal 2006

              Quarter ended September 30, 2005       0.24             0.07
              Quarter ended December 31, 2005        0.13             0.07
              Quarter ended March 31, 2006           0.30             0.08
              Quarter ended June 30, 2006            0.18             0.11


The above bid information is obtained from the "Finance" section of yahoo.com and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of September 19, 2006, there were approximately 639 holders of record of the Company's common stock. This number does not include an indeterminate number of shareholders whose shares are held in street name.

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

During the fiscal year ended June 30, 2006, the Company issued common stock to various parties. The following transactions have not been reported by the Company in previous quarterly reports. The value of the common stock for each issuance was based on one of the following: the market price of the shares on the date of the transactions, the market price of the shares on the date the negotiations between the parties began or on the fair value of services received. The issuances were as follows:

On July 26, 2005, we issued 1,028,278 shares of common stock at $0.05 per share to A3W Infrastructure Corporation in a private placement. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offeree and the parties they designated to receive the stock were all accredited investor.

 On August 22, 2005, we issued (i) 474,900 shares of common stock at $0.09 per share to Stanford Capital International Limited in payment of investment relation services already rendered having a value of $45,000; (ii) 200,000 shares of common stock at $0.076 per share to Vanderkam & Associates in payment of legal services already rendered having a value of $15,188. (iii) 1,700,000 shares of common stock at $0.09 per share to directors and the CEO for compensation. (iv) 700,000 shares of common stock at $0.09 per share to consultants for services already rendered. (v) 2,600,000 shares of common stock at $0.09 per share to Yorkshire Capital Ltd, Wei, Xiping and Fang Hailing as commissions for sale of shares in a private placement and (vi) 3,000,000 shares of common stock at $0.05 per share to Worldwide Gateway in a private placement. All of the stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offerees and the parties designated to receive the stock were all accredited investors.

On September 26, 2005, we issued 40,000,000 shares of common stock at $0.05 per share to Alferdo Properties; Piaster Assets; Original Group Holdings and Magnate Trading Services in a private placement. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offerees and the parties designated to receive the stock were all accredited investor.

On September 27, 2005, we issued 5,000,000 shares of common stock at $0.217 per share to acquire 21% of the issued and outstanding shares of Hainan Special Economic Zone Equity Exchange Centre from the shareholders of the Exchange Centre. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offerees and the parties designated to receive the stock were all accredited investor. The stock was delivered to the designated parties on October 17, 2005 after the approval and completion of the transfer of the 21% shareholding of the Exchange Centre to IMOT Technology.

On January 19, 2006, we issued 1,000,000 shares of common stock at $0.05 per share to Xu ZIJIAN in a private placement. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offerees and the parties designated to receive the stock were all accredited investor.

On March 9, 2006, we issued 5,880,000 shares of common stock at $0.068 per share to Tian Suishang, Chow Siu Chun, Zhou Xiao Si, Ka Shishi, Huang Yi and Zhang Zheng in a private placement. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offerees and the parties designated to receive the stock were all accredited investor.

On May 30, 2006, we issued 1,000,000 shares of common stock at $0.05 per share to Pan Zheng and Liu Wei Liang in a private placement. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offerees and the parties designated to receive the stock were all accredited investor.

On September 25, 2006 we issued 20,000,000 shares of common stock at $0.05 per share to First Federal Holdings Limited in a private placement. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offerees and the parties designated to receive the stock are accredited investor.

Equity Compensation Plan

On December 1, 2003 our Board of Directors adopted, and on January 28, 2004 our stockholders approved, the Intermost Corporation 2003 Equity Incentive Plan. As of June 30, 2006, no awards had been granted from the Plan.

                    Equity Compensation Plan Information (1)

------------------------ ---------------------------- ---------------------------- ------------------------
------------------------ ---------------------------- ---------------------------- ------------------------
                         Number of securities to be Weighted average
                         exercise Number of securities issued upon
                         exercise of price of outstanding remaining
                         available for outstanding options, options
                         warrants and rights future issuance under the
                         warrants and rights equity compensation plan
                                                                                   (excluding securities
                                                                                   reflected in column (a)

Plan Category                        (a)                          (b)                          (c)
------------------------ ---------------------------- ---------------------------- ------------------------
------------------------ ---------------------------- ---------------------------- ------------------------

------------------------ ---------------------------- ---------------------------- ------------------------
------------------------ ---------------------------- ---------------------------- ------------------------
Shareholder Approved                  0                           N/A                      20,000,000
------------------------ ---------------------------- ---------------------------- ------------------------
------------------------ ---------------------------- ---------------------------- ------------------------

------------------------ ---------------------------- ---------------------------- ------------------------
------------------------ ---------------------------- ---------------------------- ------------------------
Not Approved by
Shareholders                         N/A                          N/A                          N/A
------------------------ ---------------------------- ---------------------------- ------------------------

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

Currently over half of our revenues are generated by our subsidiary, Golden Anke, which sells, and provides value-added services for, digital security imaging system. The balance of our revenues are generated primarily by our subsidiaries, ChinaE and ChinaE Tech both of which distributes licenses for Chinese language translation software and offers web design and hosting services.

In response to the economic recovery, we began to aggressively expand our core business by using our technical expertise to develop an electronic information and trading platform for use by equity exchanges in China. We also began to diversify our business, so that we will no longer be dependent on one market for revenue. Our plan for the future is to strengthen our core Internet business, control our overall expenditures, enhance the effectiveness of our operations and continue to expand by acquiring other profitable businesses. During the past two years we have acquired a digital imaging system business, a equity exchange business and a security systems business. We are planning to use our technological expertise to enhance the products and services provided by these businesses. Generally, the issuance of our common stock represents some or all of the purchase price we pay for an acquired business. We believe that the continued active trading of our common stock will be important to the principals of target companies and future acquisitions may be dependent on the active trading of our common stock. However, our common stock has not been actively traded and, if our common stock continues to trade with limited volume and at current levels we may not be able to make acquisitions as planned.

We generated a net operating profit in fiscal 2005 and again in 2006 before deducting an extra ordinary loss and minority interest. We will continue to develop our business in equity exchange industry by using our technical expertise to develop an electronic platform for the trading of private equity exchange in China. Through our acquisition of businesses in Hainan and Shenzhen, we have enhanced our market presence in major equity exchange centers in the PRC. The test run of our new electronic trading platform is complete. We anticipate that when more private property right exchange centre in various provinces in China will use our trading platform, and we will have another source of revenue from the equity exchange industry.

During the fiscal year ended June 30, 2006 we incurred a net operating loss before extra-ordinary item of ($302,495), including a goodwill impairment of $563,323. After the extra ordinary loss from the disposal of the associated Company, we have a net loss of ($2,117,200) and an accumulated deficit of $10,691,452. Our auditor, E. Randall Gruber, CPA, PC, has issued a "going concern" opinion for our financial statements at June 30, 2006.

Results of Operations

Following is summary financial information reflecting our operations for the periods indicated.

                                                       Year Ended June 30,

                                                   2005            2006
                                                   ----            ----

    Net revenues                                $16,834,252     $12,319,459
    Cost of revenues                           (11,437,855)     (9,445,712)
    Gross profit                                  5,396,397       2,873,747
    Selling, general and administrative         (1,690,609)     (1,137,716)
    Amortization on intangible assets             (504,293)        (99,005)
    Loss on disposal of fixed assets                (6,795)               -
    Impairment of goodwill                                -       (563,323)
    Loan Interest income                                 13          44,772
    Investment income                                27,130         168,395
    Profit from operations                        3,221,843       1,286,870
    Share of profit of associated Companies         195,175          27,684
    Other income, net                                15,153           3,551
    Profit before taxation                        3,432,171       1,318,105
    Taxation                                      (759,096)       (427,809)
    Profit before minority interest               2,673,075         890,296
    Minority interests                          (2,131,252)     (1,192,791)
    Profit (loss) before extra ordinary item        541,823       (302,495)
    Loss on disposal of an associated company             -     (1,814,705)
    Net profit/(loss)                              $541,823    $(2,117,200)

Year Ended June 30, 2006 Compared to Year Ended June 30, 2005

Net revenues.

Net revenues for the year ended June 30, 2006 decreased by $4,515K(1), or 27%, to $12,319K from $16,834K for the year ended June 30, 2005.

Net revenues during fiscal 2006 were derived principally from e-commerce solutions, sales of photographic equipment and sales of digital security systems. Net revenues during fiscal 2005 were derived principally from e-commerce solutions, sales of photographic equipment, sales of digital security system and consultancy fee income. The term "e-commerce solutions" includes web site design and development and web hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:



                                              Total Net Revenues     Percent of Total Net Revenues
                                              Year Ended June 30,          Year Ended June 30,
                                              2005          2006          2005           2006
                                              ----          ----          ----           ----
                                               US$           US$

E-commerce solutions
   - Web site design and development         225,897       172,051         1.34%        1.40%
Sales of photographic equipment              924,618        96,215         5.49%        0.78%
Sales of digital security system          15,682,832    12,052,118        93.16%       97.83%
Consultancy fee income                           905         (925)         0.01%       -0.01%
                                               _____         ____
                                          ----------    ----------       -------     --------
     Total                                16,834,252    12,319,459       100.00%      100.00%
                                          ==========    ==========       =======     ========

Total revenues derived from e-commerce solutions decreased by $54K, or 24%, to $172K in fiscal 2006 as compared to $226K in fiscal 2005. Sales of photographic equipment decreased by $828K, or 89%, to $96K in fiscal 2006 as compared to $925K in fiscal 2005. Sales of digital security system decreased by $3,631K, or 23% to $12,052K in fiscal 2006 as compared to $15,683K in fiscal 2005.

The decrease in total net revenues and the character of those sales was primarily attributable to management's decision to revise the Company's plan of operation to develop our business beyond the market for Internet products and services as well as to the recovery of the economy of China.

We believe that the expansion of the Chinese economy will continue, and that by diversifying our business we will be able to better capitalize on this expansion by being in different markets. Although we have no revenue generated during the year using the trading platform for the trading of private equity exchange centre in China, we believe that our technology for the design and operation of the trading platform will have additional source of revenue for the Company in the fiscal 2007. Even though the businesses we have acquired are diverse from our core business, we believe that our technological expertise can be used to enhance the products and services that we now offer or that we will offer in the future.

Costs of Revenues.

Costs of revenues consist principally of salaries for computer network technicians, costs of photographic equipment, costs of digital security systems, depreciation, and other costs including travel, employee benefits, office expenses and related expenses allocated to the engineering and technician staff.

The following table reflects the principal components of costs of revenues and the percentage of net revenues represented by each component for the periods indicated:


                                   Total Cost of Revenues   Percent of Total Net Revenues
                                     Year Ended June 30,           Year Ended June 30,
                                     2005          2006           2005         2006
                                   --------      --------       -------      -------
                                     US$           US$

Engineers/technician salaries        84,308       111,884         0.50%        0.91%
Write-off of Kanhan product       (150,000)             -        -0.89%           -%
Cost of digital security system  10,623,112     9,181,851        63.10%       74.53%
Cost of photographic equipment      822,905        90,203         4.89%        0.73%
Depreciation                          4,881         3,981         0.03%        0.03%
Other                                52,649        57,793         0.31%        0.47%
                                -----------    -----------      -------      -------
     Total                       11,437,855     9,445,712        67.94%       76.67%
                                 ==========     =========       =======      =======

Compared to the 2005 fiscal year, the total costs of revenues for the 2006 fiscal year decreased by $1,992K, or 17%, to $9,446K. The decrease in costs of revenues was due to cost containment effort implemented by management and a declinein sales. The increase in salaries was due to the increase of the cost of an engineer and technician to develop the equity platform in PRC and increased the related expense accordingly. The principal components of costs of revenues during the 2006 fiscal year were the costs of digital security system, other costs associated with the support of the engineering and technician staff, engineer and technician salaries, and depreciation of equipment utilized in connection with these services.

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

                                          Total SG&A           Percent of Total Net Revenues
                                       Year Ended June 30,           Year Ended June 30,
                                      2005           2006           2005         2006
                                    --------       --------       --------     --------
                                       US$            US$


Sales and marketing salaries and
     commissions                     105,471         81,521          0.63%        0.66%
Other sales and marketing             55,810        115,129          0.33%        0.93%
Rent obligation                       63,532         74,652          0.38%        0.61%
Administrative salaries              200,881        170,054          1.19%        1.38%
Corporate overhead                 1,144,142        695,178          6.80%        5.64%
Bad and doubtful debt
   -account receivables                    -          1,182             -%        0.01%
   -other receivables                120,773              -          0.72%           -%
                                   ---------      ---------         ------      -------
     Total                         1,690,609      1,137,716         10.05%        9.23%
                                   =========      =========         ======      =======


The principal components of SG&A during the 2006 year were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees.

For the 2006 fiscal year, SG&A decreased by $553K, or 33%, to $1,138K as compared to $1,691K for the 2005 fiscal year. Sales and marketing salaries and commissions decreased 23% during the 2006 fiscal year, to $81K, as compared to $105K for the 2005 fiscal year. During the 2006 fiscal year, rent obligations increased by 11K or 18% to $75K, as compared to $64K in the 2005 fiscal year. Rent obligations increased due to more office space leased in the PRC office. Administrative salaries decreased by $31K or 15% to $170K during the 2006 fiscal year, as compared to $201K in the 2005 fiscal year. Other corporate expense decreased during the 2006 fiscal year, by $449K or 39% to $695K, as compared to $1,144K in the 2005 fiscal year. The decrease in SG&A was principally attributable to a combination of (1) decrease in corporate overhead including professional fees, consultancy fees, investor relation fees and audit fees. (2) gain on exchange from the change of exchange rates of Rmb to HK$ and US$ from
1.07 and 8.28 to 1.04 and 8.11 respectively from July 22, 2006.

Minority Interest.

We reported a minority interest in our earnings of $1,193K for the 2006 fiscal year, reflecting the proportionate interest in the profits of Shanghai Newray, Golelen Anke and Hainan Concord owned by other parties as compared to a minority interest in an earnings of $2,131K for the 2005 fiscal year, reflecting the ownership of third parties in Shanghai Newray, Golden Anke and Hainan Concord.

Liquidity and Capital Resources

To date, we have funded our operations with cash from our operating activities, sales of our securities and by using our common stock to make acquisitions and purchases.

At June 30, 2006 we had cash and cash equivalents of $693K and working capital of $10,632K as compared to $135K of cash and cash equivalents and $4,883K of working capital at June 30, 2005.

 Net cash used in operating activities totaled $970K during the 2006 fiscal year as compared to $1,627K of cash used in operating activities during the 2005 fiscal year. Our use of cash was partially offset by non-cash charges, including the use of our common stock in exchange for services in the amount of $663K, loss on disposal of an associated company of $1,815K, depreciation expense in the amount of $20K and amortization of intangible assets in the amount of $99K, and impairment of goodwill of $563,323.

Net cash used in investing activities was $823K for the 2006 fiscal year while net cash provided by investing activities was $1,593K for the 2005 fiscal year. Funds used in investing activities consisted of addition of office equipment, addition of intangible assets, increase in short-term investment and a short-term loan.

Net cash provided by financing activities was $2,548K for the 2006 fiscal year while net cash used in financing activities was $18K for the 2005 fiscal year. Funds provided by financing activity was the net proceeds from the issuance of common stock during fiscal 2006.

We had no long term debt at June 30, 2006. Except as otherwise described herein, we have no plans to make any major capital expenditures during the next 12 months and we are not aware of any trends or uncertainties that could affect sales of our products. We do not have any off balance sheet arrangements.

We have implemented various cost management measures to reduce our overhead. We are also evaluating various opportunities to accelerate the path to, and attain, profitability. The investment in Shanghai Newray, and Golden Anke are the beginning of our plan to invest in or acquire businesses that are not dependent on the Internet market. The investment in Hainan Concord and Hi-Tech Exchange are part of a plan to develop and expand our investment in Equity Exchanges in the PRC. However, there can be no assurance that the cash provided by our current operations will be sufficient to meet our cash needs in the 2006 fiscal year. The Company will likely need to borrow money or obtain additional equity financing in order to sustain operations. At present, we have no commitments for funding and we cannot assure you that funding will be available to us on acceptable terms, or at all. If we need financing and cannot obtain it, we may be required to severely curtail, or even cease, our operations.

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

ITEM 8A  CONTROL AND PROCEDURES

(a) Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified by the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive Officer and our Chief Financial Officer concluded that these controls and procedures are effective to ensure that we are able to record, process, summarize and report the information we are required to disclosure in the reports we file with the SEC within the required time periods. Management's Annual Report on Internal Control over Financing Reporting

         Management is responsible for establishment and maintaining adequate internal control over financing reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive officers and Chief Financial Officers, we assessed the effectiveness of our internal control over financial reporting as of June 30, 2006. We concluded that our internal control over financial reporting was effective as of June 30.

(b) Change in Internal Controls Over Financing Reporting. During the year ended June 30, 2006 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification  of  Directors,   Executive  Officers  and  Certain   Significant
Employees

The following table sets forth certain information regarding the directors and executive officers of the Company.

         Name                Age             Position
        ------              -----           ----------

         Andy Lin            60     President, Chief Financial Officer and
                                    Director

         Shim Yang           48     Director

         Catalina Chan       55     Director

         Fred Peck           47     Director

         Rocky Wu            47     Director

         Deng Xiang Xiong    40     Director and Acting Chief Executive Officer

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

Business Experience

Andy Lin has served as President, Chief Executive Officer and Chief Financial Officer of the Company since June 2001 and as a director of the Company since October 1998. Mr. Lin co-founded the Company's predecessor, IML, in January 1998 and served as Vice President of the Company from the Merger, in October 1998 until June 2001. Mr. Lin resigned as the Chief Executive Officer on Aug 8, 2006. Prior to forming IML, he was the Vice President of China Business Resources from 1994 to 1998. Mr. Lin graduated from Tsinghua University in 1970 with a Bachelor degree and from the Chinese Academy of Sciences in 1981 with a Master of Science degree in computer science.

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

Catalina Chan has served as a director of the Company since April 2002. Ms. Chan. first established Multi M Company Limited in 1984 and it was one of the first companies to introduce Casio Products into China and is responsible for the trading and logistic management of these products in China. She has over 18 years of experience in Chinese trade for digital products including cameras, watches, personal computers, printers, software and accessories.

Fred Peck has served as a director of the Company since December 6, 2005. Mr. Peck is a funds manager, transaction superintendent and vice president of Boston Bank Taiwan Branch. Mr. Peck has more than 15 years experience in portfolio investment, risk investment, capital management, fund raising, acquisition and merger, project fund raising privatization.

Rocky Wu has served as a director of the Company since December 6, 2005. Mr. Wu graduated from the University of Michigan with Master Degree in electronic engineering. He is an experienced manager in capital management and a noted financial writer and journalist and serves as editor-in-chief and a general editor for Taiwan Television. He is also the General Manager of Asia Capital Management Inc. (1998) and director of FFBC Holdings Group (2001).

Deng Xiang Xiong has served as a director of the Company since December 6, 2005 and was appointed as Acting Chief Executive Officer on Aug 8, 2006. Mr. Deng graduated from Shenzhen University Bachelor of Law and Shanghai Jiao Tong University MBA. He is a member of the Shenzhen Board of Arbitration and frmerly the General Manager of a number of state-owned and private enterprises. He has successfully originated and executed many influential capital management projects. He is experienced in both capital management and investment banking.

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

ITEM 10. EXECUTIVE COMPENSATION

For the 2006 fiscal year, all executive officers received their salaries from the Company and no bonus was paid to any executive officer. Executive officers include our current Chief Financial Officer and President, Andy Lin, and the current acting Chief Executive Officer, Deng Xiang Xiong.

The following table sets forth information concerning cash and non-cash compensation paid or accrued to our executive officers during the past three fiscal years:

                                                                LONG TERM COMPENSATION
                          ANNUAL COMPENSATION                    AWARDS                              PAYOUTS

                                                   Other          Restricted                           All Other
                                                    Annual        Stock       Securities      LTIP     Compens-ation
Name and Principal            Salary     Bonus     Compensation   Awards      Underlying      Payout      ($)
Position             Year        ($)       ($)          ($)          ($)      Options/SARs      ($)
                                                          -

Andy Lin,            2006      89,746       0            0            0             0            0         0
CFO and              2005      89,743       0            0            0             0            0         0
President (1)        2004      81,196       0            0            0             0            0         0


Deng Xiang Xiong (2)
  Acting CEO         2006      18,093       0        5,128            0             0            0         0



(1) Mr. Lin was appointed as Chief Executive Officer, Chief Financial Officer and President of the Company in June 2001. Mr. Lin resigned as Chief Executive Officer on August 8, 2006. Previously, Mr. Lin served as Vice President of the Company.

(2) Mr. Deng Xiang Xiong was appointed as Director of the Company on December 6, 2005 and acting Chief Executive Officer on August 8, 2006.

Director's Compensation

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

        Andy Lin      1,000,000 shares of common stock
        Shim Yang       400,000 shares of common stock
        Catalina Chan   300,000 shares of common stock

Other Compensation and Employment Arrangements

On March 12, 2004 we entered into an Employment Agreement with Andy Lin, our then Chief Executive Officer and President. The effective date of the Employment Agreement is March 1, 2004. The term of the Employment Agreement is three years, which may be automatically renewed. As compensation for his services, Mr. Lin will receive an annual salary of HK$700,000 (US$89,744). The Board of Directors may, in its discretion, grant an annual bonus to Mr. Lin. Pursuant to an amendment to the Employment Agreement on October 5, 2004, the Board of Directors may also, in its discretion, grant options to Mr. Lin to purchase shares of our common stock. If any option is granted, the exercise price of the option is to be computed using the average of the closing price of the common stock for the five trading days prior to the date of grant or the average of the closing price of the common stock for the five trading days immediately preceding the last day of the Executive's service year.

Since Mr. Lin resigned from the position of Chief Executive Officer of the Company, it was agreed by both parties that his employment compensation should reduced to HK$40,000 (US$5,128) per month after August, 2006.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Common Stock

         The following table is furnished as of June 30, 2006, to indicate beneficial ownership of shares of the Company's common stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's common stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group.

         Name and Address of               Number of Shares
         Beneficial Owner (1)              Beneficially Owned       Percent

     Allied Point Limited (3)...........        600,000   (2)          *%
     Jun Liang (3)......................        600,000   (2)          *%
     Andy Lin (3).......................        600,000   (2)          *%
     Andy Lin ..........................      4,922,801             3.21%
     Shim Yang..........................        350,000                *%
     Catalina Chan (4) .................      1,300,000                *%
     Grand Grade International Ltd (4)..      1,000,000                *%
     Alfredo Properties Limited (5).....     20,000,000            13.04%
     Fred Peck (5)......................     20,000,000            13.04%
     Tu Guoshen ........................      8,830,000             5.76%
     Deng Xiang Xiong ..................        500,000                *%
                                              ----------           -------

     Beneficial owner of more than
     5% of common stock and all officers
     and directors as a group (3 persons)    36,502,801             23.81%

*        Less than 1%.
(1) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares shown opposite the name of each person or group.
(2) Allied Point Limited is a corporation organized under the laws of the British Virgin Islands and is owned 50% by Jun Liang and 50% by Andy Lin. Therefore, Mr. Liang and Mr. Lin are deemed to be the beneficial owners of those shares.
(3) Address is 31st Floor, B31-23 Guomao Building, Renmin Rd. (South), Shenzhen, China 518014.
(4) Catalina Chan is director and shareholder of Grand Grade International Ltd. and may be deemed to be the beneficial owner of the share held by Grand Grade International Ltd.
(5) Fred Peck is director and shareholder of Alfredo Properties Limited and may be deemed to be the beneficial owner of the share held by Alfredo Properties Limited.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At June 30, 2006, the net balances owed to Mr. Liang, the former director, of $25,845 was fully repaid.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number   Description of Exhibit

2.1      Articles of Merger *
3.1      Articles of Incorporation *
3.2      Bylaws *
10.1 Employment Agreement, dated March 12, 2004, between Intermost Corporation and Andy Lin (2)
10.2 Amendment to Employment Agreement dated March 12, 2004 between Intermost Corporation and Andy Lin*
10.3     Cooperative Agreement re: formation of Jiayin E-Commerce joint venture (1)
10.4     Agreement Regarding Transfer of Properties on 38th Floor, Guomao
         Building (3)
10.5 Shareholding Transfer Agreement dated May 23, 2003 between IMOT Information Technology (Shenzhen) Ltd. and Shanghai Newray Business Development Co., Ltd. (4)
10.6 Share Transfer Agreement among IMOT Information Technology (Shenzhen) Ltd., Shenzhen Golden Anke Technology Co. Ltd., Intermost Corporation, Tu Guoshen and Li Zhiquan (5)
10.7 Sale and Purchase Agreement among IMOT Information Technology (Shenzhen) Ltd., Shanghai Fortune Venture Limited, North Shanghai
          Branch of Shanghai Technology Property Right Exchange Center and Intermost Corporation (6)
10.8 Distributorship Agreement dated November 28, 2002 between KanHan Technologies Limited and ChinaE.com Information Technology Ltd. (7)
10.9     Intermost Corporation 2003 Equity Incentive Plan (8)
16       Letter on Change in Certifying Accountant (9)
21       Significant Subsidiaries *
31 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) *
32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2005 and June 30, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                              June 30, 2006        June 30, 2005
                              -------------        -------------

(i)      Audit Fees           $     75,261         $    233,800
(ii)     Audit Related Fees   $         --         $     10,256
(iii)    Tax Fees             $         --         $         --
(iv)     All Other Fees       $         --         $         --

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INTERMOST CORPORATION



                            By:/s/ Andy Lin
                               -------------------------
                                 Andy Lin
                                 President,
                                 Chief Financial Officer


                            By:/s/ Deng Xiang Xiong
                               ------------------------
                               Deng Xiang Xiong
                               Acting Chief Executive Officer


Dated:   September 28, 2006

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                         Title                         Date

/s/ Andy Lin         President,                             September 28, 2006
------------------
Andy Lin             Chief Financial Officer and
                     Director


/s/ Shim Yang        Director                               September 28, 2006
------------------
Shim Yang


/s/ Catalina Chan    Director                               September 28, 2006
------------------
Catalina Chan


/s/ Fred Peck        Director                               September 28, 2006
------------------
Fred Peck


/s/ Rocky Wu         Director                               September 28, 2006
------------------
Rock Wu


/s/ Deng Xiang Xiong Director and Acting Chief Executive    September 28, 2006
-------------------- Officer
Deng Xiang Xiong

                                                                Exhibit 21.1
                        LIST OF SIGNIFICANT SUBSIDIARIES

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


                                                            Exhibit 31.1

        CERTIFICATION OF CHIEF EXECUTIVE OFFICER/CHIEF FINANCIAL OFFICER
                       PURSUANT TO RULES 13a-14 AND 15d-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

I, Andy Lin, Chief Financial Officer and I, Deng Xiang Xiong, acting Chief Executive Officer of Intermost Corporation (the "Company"), certify that:

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

Dated:  September 28, 2006


/s/ Andy Lin
Andy Lin
Chief Financial Officer

/s/ Deng Xiang Xiong
Deng Xiang Xiong
Acting Chief Executive Officer

                                                         Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Intermost Corporation (the "Company") on Form 10-KSB for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Deng Xiang Xiong, Acting Chief Executive Officer and Andy Lin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                            /s/ Andy Lin
                                            Andy Lin
                                            Chief Financial Officer
                                            September 28, 2006

                                            /s/ Deng Xiang Xiong
                                            Deng Xiang Xiong
                                            Acting Chief Executive Officer
                                            September 28, 2006

                                                                Exhibit 14.1

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

TABLE OF CONTENTS
========================================================================

ETHICS ADMINISTRATOR...................................................37
--------------------
ACCOUNTING POLICIES....................................................37
-------------------
AMENDMENTS AND MODIFICATIONS OF THIS CODE..............................37
-----------------------------------------
ANTI-BOYCOTT AND U.S. SANCTIONS LAWS...................................37
------------------------------------                                   --
BRIBERY................................................................37
-------
COMPLIANCE WITH LAWS, RULES AND REGULATIONS............................37
-------------------------------------------
COMPUTER AND INFORMATION SYSTEMS.......................................38
--------------------------------
CONFIDENTIAL INFORMATION BELONGING TO OTHERS...........................38
--------------------------------------------
CORPORATE OPPORTUNITIES AND USE AND PROTECTION OF COMPANY ASSETS.......38
----------------------------------------------------------------
DISCIPLINE FOR NONCOMPLIANCE WITH THIS CODE............................39
-------------------------------------------
DISCLOSURE POLICIES AND CONTROLS.......................................39
--------------------------------
ENVIRONMENT, HEALTH AND SAFETY.........................................39
------------------------------
FILING OF GOVERNMENT REPORTS...........................................39
----------------------------
FOREIGN CORRUPT PRACTICES ACT..........................................39
-----------------------------
INSIDER TRADING OR TIPPING.............................................40
--------------------------
INVESTOR RELATIONS AND PUBLIC AFFAIRS..................................40
-------------------------------------
RECORD RETENTION.......................................................41
----------------
REPORTING VIOLATIONS OF THIS CODE......................................41
---------------------------------
WAIVERS................................................................41
-------
CONCLUSION.............................................................41
----------

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

                              INTERMOST CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Auditor                                                             F-2

Consolidated Balance Sheets as of June 30, 2006                                           F-3

Consolidated Statements of Operations for the years ended June 30, 2006 and 2005          F-4

Consolidated Statements of Changes in Stockholders' Equity for the years ended
   June 30, 2006 and 2005                                                                 F-5

Consolidated Statements of Cash Flows for the year ended June 30, 2006 and 2005           F-6

Notes to and forming part of the Consolidated Financial Statements                  F-7 - F27

                           E. Randall Gruber, CPA, PC



             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Intermost Corporation

I have audited the accompanying consolidated balance sheets of Intermost Corporation and subsidiaries (the "Company") as of June 30, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermost Corporation and subsidiaries as of June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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






E. Randall Gruber, CPA, PC
Lake Saint Louis, Missouri

September 18, 2006




           Member - American Institute of Certified Public Accountants Registered - Public Company Accounting Oversight Board (PCAOB)

                     Intermost Corporation and Subsidiaries
                           Consolidated Balance Sheets


                                                                                June 30, 2006
                                                                    ----------------------------------------
                                                                    ---------------- ------ ----------------
                                                                               Rmb                      US$

Assets

Current assets:
Cash and cash equivalents                                                5,617,182                  692,624
Accounts receivable, net                                                68,381,831                8,431,792
Inventory                                                                1,026,078                  126,520
Stock in custodian                                                       9,488,700                1,170,000
Short-term loan                                                          4,867,200                  600,148
Deposits, prepayments and other receivables                              6,765,699                  834,242
Short term investment                                                    2,806,560                  346,062
                                                                    ----------------        ----------------
                                                                    ----------------        ----------------
 Total current assets                                                   98,953,250               12,201,388


Unlisted investment                                                      4,817,271                  593,991
Property and equipment, net                                                412,639                   50,880
Goodwill                                                                24,424,893                3,011,701
Intangible assets                                                          878,851                  108,366
Investment in associated company                                         8,676,426                1,069,843
                                                                    ----------------
                                                                    ----------------        ----------------

Total assets                                                           138,163,330               17,036,169
                                                                    ================        ================
                                                                    ================        ================

 Liabilities, Minority Interests and Stockholders' Equity

Current liabilities:
Accounts payable                                                           279,458                   34,458
Accrued liabilities and other payables                                   1,438,509                  177,375
Customer deposits                                                        1,201,828                  148,190
Deferred revenue                                                           195,287                   24,080
Business taxes and government surcharges payable                         9,610,836                1,185,060
Due to directors                                                                 -                        -
Due to related companies                                                         -                        -
                                                                    ----------------        ----------------
                                                                    ----------------

Total current liabilities                                               12,725,918                1,569,163
                                                                    ----------------        ----------------
                                                                    ----------------

Commitments

Minority interests                                                      33,551,110                4,137,005
                                                                    ----------------        ----------------
                                                                    ----------------

Stockholders' equity:
Preferred stock, par value of US$0.001 -
  Authorized - 5,000,000 shares
  Issued  and outstanding - None
Common stock, par value US$0.001 -
  Authorized - 500,000,000 shares
  Issued and outstanding - 153,290,278 shares                            1,243,188                  153,291
Additional paid-in capital                                             176,115,082               21,715,793
Shares to be issued                                                              -                        -
Accumulated deficit                                                    (86,707,681)             (10,691,452)
Accumulated other comprehensive loss                                     1,235,713                  152,369
                                                                    ----------------        ----------------
                                                                    ----------------

Stockholders' equity                                                    91,886,302               11,330,001
                                                                    ----------------        ----------------
                                                                    ----------------

Total liabilities, minority interests and stockholders'                138,163,330
equity                                                                                           17,036,169
                                                                    ================        ================
                                                                    ================



See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.

                     Intermost Corporation and Subsidiaries
                      Consolidated Statements of Operations


                                                              Years Ended June 30

                                                         2005                              2006
                                                 ----------------------     ----------------------------------
                                                 ----------------------     ----------------------------------
                                                         Rmb                     Rmb                 US$

Net revenues                                          139,387,605             99,910,810          12,319,459
Cost of revenues                                      (94,705,435)           (76,604,725)         (9,445,712)
                                                 -------------------      ---------------  -------------------
                                                 -------------------      ---------------  -------------------

Gross profit                                            44,682,170             23,306,085           2,873,747
                                                 -------------------      ---------------  -------------------
                                                 -------------------      ---------------  -------------------


Costs and expenses:
Selling, general and administrative expenses            13,998,244              9,226,881           1,137,716
Amortization on intangible assets                        4,175,546                802,928              99,005
Impairment of goodwill                                           -              4,568,552             563,323
Gain/(loss) on disposal of fixed assets                     56,259                      -                   -
                                                 -------------------      ---------------  -------------------
                                                 -------------------      ---------------  -------------------

Total costs and expenses                                18,230,049             14,598,361           1,800,044
                                                 -------------------      ---------------  -------------------
                                                 -------------------      ---------------  -------------------

Profit from operations                                  26,452,121              8,707,724           1,073,703

Other income:
Interest income                                              4,949               363,110               44,772
Investment income                                          224,640             1,365,680              168,395
Other income net of other expense                          120,620                28,800                3,551
                                                 -------------------      ---------------  -------------------
                                                 -------------------      ---------------  -------------------

 Total other income                                        350,209             1,757,590              216,718
                                                 -------------------      ---------------  -------------------
                                                 -------------------


Profit before income taxes, minority interests
and equity in earnings of an associated company         26,802,330            10,465,314            1,290,421

Income taxes                                           (6,285,315)           (3,469,529)            (427,809)
                                                 -------------------      ---------------  -------------------
                                                 -------------------

Profit before minority interests and equity in
earnings of an associated company                       20,517,015            6,995,785               862,612

Minority interests                                    (17,646,768)           (9,673,537)          (1,192,791)
                                                 -------------------      ---------------  -------------------
                                                 -------------------

Profit/(loss) before equity in earnings of an
associated company                                       2,870,247           (2,677,752)            (330,179)

Equity in earnings of an associated company              1,616,049               224,514               27,684
                                                 -------------------      ---------------  -------------------
                                                 -------------------

Profit/(loss) before extra-ordinary item                 4,486,296           (2,453,238)            (302,495)

Loss on disposal of an associated company                        -          (14,717,255)          (1,814,705)
                                                 -------------------      ---------------  -------------------
                                                 -------------------      ---------------  -------------------

Net profit/(loss)                                        4,486,296          (17,170,493)          (2,117,200)
                                                 ===================      ===============  ===================
                                                 ===================

Net profit/(loss) per common share - basic and
diluted                                                       0.06               (0.127)             (0.0157)
                                                 ===================      ===============  ===================
                                                 ===================      ===============  ===================

Weighted average number of common shares
outstanding - basic and diluted                         81,129,812           134,978,079          134,978,079
                                                 ===================      ===============  ===================
                                                 ===================


See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.

                     Intermost Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                       Years Ended June 30, 2005 and 2006

                               Common Stock
                                 Issued           Reserved and to be Issued
                          Number                                                                  Accumulated
                            of                                         Additional                  Other
                      --------------              Number                Paid-In    Accumulated   Comprehensive
                          Shares      Amount     of Shares    Amount    Capital      Deficit         Loss       Stockholders' Equity
                      --------------------------------------------------------------------------------------------------------------
                                      Rmb                    Rmb          Rmb         Rmb           Rmb         Rmb         US$

Balance
as of
June 30, 2004           67,017,406   554,938     200,000    1,656    102,521,781 (74,023,484)      (30,896)  29,023,995   3,505,314

Issuance of
common stock
for services
rendered                 1,119,787     9,273    (200,000)  (1,656)       865,917           -             -      873,534     105,499

Issuance of
common  stock
for acquisition         19,470,355   161,215           -        -     38,783,583           -             -   38,944,798   4,703,478

Issuance of
common stock
to a former
director for
settlement
of balance due            341,924     2,833           -         -       530,413           -             -      533,246      64,402

Common stock reserved
and to be issued for
services rendered               -         -   2,757,628    22,832     2,032,152           -             -    2,054,984     248,186

Net profit                      -         -           -         -             -   4,486,296             -    4,486,296     541,823
                      --------------------------------------------------------------------------------------------------------------

Balance as of
June 30,
2005 (Rmb)            87,949,472    728,259   2,757,628    22,832   144,733,846 (69,537,188)      (30,896)  75,916,853   9,168,702

Change of
exchange rate
to Rmb and US$                 -    (14,985)          -      (468)   (2,937,135)          -     1,266,609   (1,685,979)    (15,696)

Issuance of
common stock
for services
 rendered              5,832,528     47,302  (2,757,628)  (22,364)    2,196,724           -             -    2,221,662     273,941

Issuance of
common stock
for private
placement             54,508,278    442,062           -         -    23,362,847           -             -   23,804,909   2,935,254

Issuance of
common stock
for acquisition        5,000,000     40,550           -         -     8,758,800           -             -    8,799,350   1,085,000




Net loss                -            -      -    -             -     (17,170,493)            - (17,170,493) (2,117,200)
              --------------------------------------------------------------------------------------------------------------
              153,290,278    1,243,188      -    -    176,115,082     (86,707,681)    1,235,713 91,886,302  11,330,001
Balance as
of June 30,
2006 (Rmb)   ===============================================================================================================
              153,290,278       153,291     -    -     21,715,793     (10,691,452)      152,369   11,330,001
Balance as
of June
30, 2006 (US) ==============================================================================================================




See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.

                     Intermost Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                Years Ended June 30,
                                                                     ------------------------------------------------
                                                                     ------------------------------------------------
                                                                        2005                        2006
                                                                     ------------------------------------------------

                                                                               Rmb            Rmb             US$


Cash flows from operating activities:
Net profit / (loss)                                                      4,486,296      (17,170,493)   (2,117,200)
Adjustments to reconcile net loss to net cash used in operating activities:
    Issuance of common stock in exchange for services                      873,584        5,377,209       663,034
    Common stock reserved and to be issued in exchange for services      2,054,984                -             -
    Bad debt written off - Accounts receivables                                  -            9,585         1,182
    Bad debt written off - Other receivables                             1,000,000                -             -
    Amortization of intangible asset                                     4,175,546          802,928        99,005
    Impairment of goodwill                                                       -        4,568,552       563,323
    Loss on disposal of fixed assets                                        56,259                -             -
    Depreciation of plant and equipment                                    215,036          162,218        20,002
    Minority interests                                                  17,646,768        9,673,537     1,192,791
    Loss on disposal of an associated company                                    -       14,717,255     1,814,705
    Equity in earnings of an associated company                         (1,616,049)        (224,514)      (27,684)

Changes in operating assets and liabilities:

     (Increase) decrease in -

    Accounts receivable                                                (62,395,383)      (6,861,381)     (846,040)
    Deposits, prepayments and other receivables                          1,705,776       (4,960,448)     (611,646)
    Inventory                                                               31,392         (930,427)     (114,726)
      Increase (decrease) in -
    Accrued liabilities and other payables                               4,111,574       (6,272,603)     (773,440)
    Accounts payable                                                     7,542,742      (10,380,536)   (1,279,967)
    Deferred revenue                                                        30,241         (121,311)      (14,958)
    Customer deposits                                                      421,887          358,890        44,253
    Business taxes and government surcharges payable                     6,191,077        3,383,630       417,217

Net cash used in operating activities                                  (13,468,320)      (7,867,909)     (970,149)

Cash flows from investing activities:
Additions to plant and equipment                                           (96,834)        (348,797)      (43,008)
Acquisition of investment in an associated company                      (4,669,998)               -             -
Acquisition of investment in subsidiaries                                5,037,294              __-             -
Acquisition of short-term investment                                             -       (1,246,560)     (153,707)
Increase in short-term loan                                                      -       (4,867,200)     (600,148)
Additional to intangible assets                                                  -         (213,700)      (26,350)
Increase in amount due from related company                             12,917,684                -             -

Net cash provided by/(used in) investing activities                     13,188,146       (6,676,257)     (823,213)

Cash flows from financing activities:
Advances from (repayments to) directors/former directors                  (148,283)               -             -
Net proceeds from issuance of common stock                                       -       20,667,837     2,548,438

Net cash provided by/(used in) financing activities                       (148,283)      20,667,837     2,548,438

Accumulated other comprehensive loss                                             -       (1,622,854)     (200,105)

Cash and cash equivalents:
Net increase / (decrease)                                                 (428,457)       4,500,817       554,971
Balance at beginning of year                                             1,544,822        1,116,365       137,653

Balance at end of year                                                   1,116,365        5,617,182       692,624
                                                                     ================================================

Supplemental disclosures of cash flow information:
  Cash paid for -
    Interest                                                                     -                -             -
    Income taxes                                                            38,279            3,902           481
                                                                     ================================================
                                                                     ================================================



Non-cash investing and financing activities:
Issuance of common stock in exchange for services                          873,534        2,244,026       276,699
Issuance of common stock in settlement of balance due to a director        533,246                -             -
Issuance of common stock for acquisitions                               38,944,798        8,799,350     1,085,000
Common stock reserved and to be issued in exchange for services          2,054,984                -             -
                                                                     ================================================


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

The Company is engaged in providing, directly and through its subsidiaries and associated companies, business portal and e-commerce solutions, the sale of photographic equipment and the sale of digital security imaging system in the People's Republic of China (the "PRC" or "China"), including Hong Kong. Segment information is provided at Note 18. The Company's fiscal year-end is June 30.

The Company's subsidiaries and affiliated companies and their principal activities as of June 30, 2006 are summarized as follows:


                           Name                         Place of        Percentage of        Principal Activities
                                                      Incorporation     Equity Interest
                        -----------------             or Organization   Attributable to
                                                                        the Company
                                                    ------------------ ----------------- ------------------------------

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

        Shenzhen Bank Union & Jiayin E-commerce                   PRC         55.3%                       Inactive
          Company Ltd. ("SBUJE")**

        Intermost Focus Advertising Company Ltd.                  PRC           90%                       Inactive
          ("IFACL")**

        Shanghai Newray Photographic Equipment                    PRC           51%          Sales of photographic
          Co., Ltd. ("SNPE")**                                                         equipment, and LCD monitors

        Golden Anke Technology Ltd. ("GATL")**                    PRC           51%      Sales of digital security
                                                                                                            system

        China E.com Technology (Shenzhen) Ltd.                    PRC          100%            Business postal and
          ("CECTSL")*                                                                         e-commence solutions

        Hainan Concord Financial Products                         PRC           80%      Private equity exchange &
          Development Co., Ltd. ("HCFPDCL")**                                                   investment holding

        Shenzhen International Hi-Tech Property                   PRC           15%        Private equity exchange
          Right Exchange Centre
            ("SIHTPREC")

        Hainan Special Economic Zone Property                     PRC                       Private Property Right
        Right Exchange Center (PREC)***                                         21%                       exchange

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

         *** PREC is an equity joint venture established in the PRC to operate for a period of 4 years until 2007. It is an associated company of the Company and is accounted for under the equity method of accounting.

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

Going Concern - As shown in the accompanying consolidated financial statements, the Company incurred a net loss of Rmb 17,170,493 for the year ended June 30, 2006 and has an accumulated deficit of Rmb86,707,681 as of June 30, 2006. The Company also continues to experience negative cash flows from operations. The Company will be required to raise additional capital to fund its operations, and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to strengthen its core business, control its overall expenditures, improve the efficiency of its operations and continue its efforts to expand by acquiring other business opportunities During the year ended June 30, 2006, the company acquired an associated company (see Note 1). The Company also raised additional capital by several private placements of HK$400,000 in July 26, 2005, US$2,000,000 in September 26, 2005 US$50,000 in January 19, 2006,
US$399,840 in March 9, 2006 and US$50,000 in May 30, 2006.

Cash and Cash Equivalents - The Company considers all cash and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As at June 30, 2006 the company did not have any cash equivalents.

Accounts Receivable - In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance (see Note 6).

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

Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets at the following annual rates:

                    Buildings                                20 years
                    Computer equipment                       3 years
                    Motor vehicles                           5 years
                    Furniture and office equipment           5 years

Inventory - Inventory consists of finished goods and is valued at the lower of cost or market using the weighted average cost method of accounting. As of June 30, 2006, inventories were comprised of digital security imaging system and digital camera.

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

Revenues from the sale of photographic equipment and digital security imaging system are recognized from the sale of photographic equipment and digital security imaging system represents the invoiced value of the goods supplied to customers. Revenues are recognized upon delivery of goods and passage of title to customers.

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

Income Taxes - Income taxes are provided under the provisions of SFAS No. 109, which requires recognition of the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards under the liability method. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its deferred tax assets as of June 30, 2006 due to the uncertainty of the realizability of those assets.

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

Comprehensive Income (Loss) - The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires the disclosure of comprehensive income, which includes net income (loss), unrealized gains and losses on marketable securities classified as available-for-sale, and foreign currency translation adjustments. Total comprehensive loss for the years ended June 30, 2004 and 2005 consisted of the net loss for the respective years. As of June 30, 2006, accumulated other comprehensive loss was comprised of foreign currency translation adjustments.

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

The Company did not have any stock options outstanding during the year ended June 30, 2006. Accordingly no pro forma financial disclosure is provided herein.

Foreign Currency Translation - The Company maintains its books and records in Renminbi ("Rmb"), the currency of the PRC. The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb8.28 to US$1.00. On July 22, 2005. due to the change of rate of currency translation of Rmb to US$ by the PRC government, the rate of exchange is changed to approximately Rmb8.11 to US$1.00

The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss.

Transactions in currencies other than functional currencies during the year are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. Exchange gains and losses were not significant for the year ended June 30, 2006.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on June 30, 2006 of US$1.00 = Rmb8.11. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

Earnings (loss) per Common Share - Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings
(loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the year ended June 30, 2006. Accordingly, basic and diluted loss per common share is the same for the year ended June 30, 2006.

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

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Statements". SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In March, 2006 FASB issued SFAS 156 "Accounting for Servicing of Financial Assets" this Statement amends FASB Statement No. 140. Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3. Permits an entity to choose "Amortization method" or "Fair value measurement method" for each class of separately recognized servicing assets and servicing liabilities:

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
5. Requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

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

         The Company's business activity is with customers in the PRC.

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


4. SHANGHAI FORTUNE VENTURE LTD.

         On May 23 2006, the Company disposed the 25% shareholding of Shanghai Fortune Venture Ltd. ("SFVL") with a consideration of 6,500,000 shares of IMOT at US$0.18 per share. (Detail refer to Note 16)


5. HAINAN SPECIAL ECONOMIC ZONE PROPERTY RIGHTS EXCHANGE CENTRE

        On December 16, 2003, the Company's wholly-owned subsidiary, IMOT Information Technology (Shenzhen) Ltd. ("IMOT Technology"), entered into an agreement (the "Stock Exchange Agreement"), subject to approval from the governments of Shenzhen and Hainan, China, to acquire 21% of the issued and outstanding shares of Hainan Special Economic Zone Property Rights Exchange Center (the "Exchange Center") from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Keensheng Science and Technology Development Co., Ltd., the owners of 100% of the issued and outstanding capital stock of the Exchange Center (collectively, the "Exchange Stockholders"). Pursuant to the Stock Exchange Agreement, IMOT Technology will issue to the Exchange Stockholders 5,000,000 shares of the Company's common stock having a value of RMB8,799,350 (approximately US$1,085,000). The consideration for the transaction was agreed to after arm's-length negotiations between the parties, which are unrelated to each other. The Stock Exchange Agreement was approved by the Hainan government on October 19, 2005, the transfer of the issued and outstanding shares of the Exchange Centre to IMOT Technology was completed on the same date and the company delivered the 5,000,000 shares of the Company's common stock to designed parties of Hainan Concord Investment Holding Co., Ltd. and Guangzhou Keensheng Science and Technology Development Co., Ltd.

6. ACCOUNTS RECEIVABLE

         Accounts receivable are summarized as follows:

                                         June 30, 2006
                                         -------------------------------------
                                                    Rmb                   US$

        Accounts receivable                  68,391,416             8,432,974

        Less:  Bad debt written off               9,585                 1,182
                                         ---------------      ----------------
                                         ---------------      ----------------

                                             68,381,831             8,431,792
                                         ===============      ================

7. DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

         Deposits, prepayments and other receivables are summarized as follows:

                                           June 30, 2006
                                           ----------------------------------
                                                      Rmb                US$

        Rental and utilities deposits              77,994              9,617
        Advance to employees                       16,746              2,065
        Prepaid expenses                           23,049              2,842
        Loan Interest receivable (a)              330,969             40,810
        Interest Income (b)                        42,760              5,272
        Due from minority stockholders (c)        245,000             30,210
        Other loans (d)                           390,000             48,088
        Trade deposit paid (e)                  5,629,627            694,160
        Others                                      9,554              1,178
                                           ---------------    ---------------

                                                6,765,699            834,242
                                           ===============    ===============


        (a) Cash loan interest receivable from an un-related third party of US$250,000 and US$350,000 at @12% p.a. for period from November 28, 2005 to June 30, 2006 and December 12, 2005 to June 30, 2006,
            respectively.

        (b) Investment income for period from April 1, 2005 to June 30, 2005.

        (c) The amount receivable from the minority stockholders of Shanghai Newray Photographic Equipment Co., Ltd. of Rmb245,000 is unsecured, non-interest bearing, and due and payable on demand.

        (d) Rmb255,000 to Mr. Zhu Wei, the former holder of a 51% interest in Shanghai Newray Photographic Equipment Co., Ltd. which is unsecured, non-interest bearing, and due and payable on demand.

            Cash loan to Hainan Man Lai Yuan, unrelated third party of Rmb85,000 with interest rate at 0.45% per month, and due and payable by end of 2006 and cash loan for an unrelated third party of Rmb50,000 with interest at 5.22% p.a.

        (e) Trade deposit of security systems and spare parts prepaid to the suppliers for the sales orders placed by the customers.


8.         GOODWILL

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

         The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair value of SNPE was as follows:

                                                  Rmb                 US$

        Cash acquired                         500,000              61,652
        Goodwill                            4,568,552             563,323
        Minority interest                   (245,000)             (30,210)
                                      ----------------      ----------------
                                      ----------------      ----------------

        Total                               4,823,552             594,765
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

         In September, 2006, the Company's management determined that based on a discounted cash flow analysis, and the discontinuance of the wholesaling of photographic equipment, the principal business activity of Shanghai Newray Photographic Company, Ltd. that this business unit has no goodwill. See note 19.

         Goodwill is summarized as follows:


                                                                       Rmb             US$

         Goodwill acquired in SNPE transaction on May 29, 2003  4,568,552         563,323
                                                               (4,568,552)       (563,323)
                                                               ------------     -----------
                                                               ------------     -----------

         Balance, June 30, 2006                                        --              --
                                                               ============     ===========


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

         The total purchase price of Rmb 27,542,592 consisted of 12,000,000 shares of the Company's common stock valued at Rmb26,827,200 (US$0.27 per share) and commission expenses of Rmb715,392 ($86,400) paid to an unrelated advisor. The value of the common stock issued was based on the market value of the common stock at the completion date of the acquisition.

         Goodwill of Rmb17,152,456 represented the excess of the purchase price over the fair value of the net tangible asset acquired. The goodwill has been included in the digital security system segment.


         Goodwill is summarized as follows:

                                                                          Rmb             US$

         Goodwill acquired in GATL transaction on August 10, 2004  17,152,456       2,114,976

                                                                  ------------   -------------
                                                                  ------------   -------------
         Balance, June 30, 2006                                    17,152,456       2,114,976
                                                                  ============   =============
                                                                  ============   =============

         Pursuant to the Stock Exchange Agreement relating to Hainan Concord Financial Products Development Co., Ltd. ("Development"), IITSL issued to the Development Stockholders 5,000,000 shares of the Company's restricted common stock having a value of Rmb7,617,600 (US$920,000). The consideration for the transaction was determined by arm's-length negotiations between the parties, none of whom is related.

         Development provides financial institutions with research and development services related to financial products and instruments. Its subsidiary, Hainan Yangpu Multifunctional Smart Card Sales and Management Co. Ltd., issues and manages multifunctional smart cards and provides related services. The Company, through IITSL, also intends to continue and expand these operations in the PRC.

         The total purchase price of Rmb8,213,760 consisted of 5,000,000 shares of the Company's common stock valued at Rmb7,617,600 (US$0.184 per share) and commission expenses of Rmb596,160 (US$72,000) paid to unrelated advisor. The value of the common stock issued was based on the market value of the common issued was based on the market value of the common stock at the completion dated of the acquisition.

         Goodwill of Rmb7,272,437 represented the excess of the purchase price over the fair value of the net tangible asset acquired. The goodwill has been included in the unallocated segment.

         Goodwill is summarized as follows:


                                                                         Rmb            US$

         Goodwill acquired in HCFPDCL transaction on Jan 6, 2005   7,272,437        896,725

                                                                  -----------    -----------
                                                                  -----------    -----------
         Balance, June 30, 2006                                    7,272,437        896,725
                                                                  ===========    ===========


9. STOCK IN CUSTODIAN

        The Company received 6,500,000 shares of common stock of IMOT as consideration on disposal of investment in Shanghai Fortune Venture Ltd. The share certificates were kept in the custodian account of the Company. The shares are valued at the market closing price on May 23, 2006, of US$0.18 per share when the disposal of the associated company was concluded.


10. SHORT-TERM LOAN

        The Company loan to an un-related third party of US$250,000 and US$350,000 on November 28, 2005 and December 12, 2005, respectively with interest rate at 12% p.a. and due and payable on September 28, 2006 and September 12, 2006 respectively. The loan was fully repaid on August 30, 2006.

11. PLANT AND EQUIPMENT
         Plant and equipment is summarized as follows:

                                          June 30, 2006
                                          --------------------------------
                                                    Rmb               US$

         Plant and equipment, at cost:
         Computer equipment                 1,291,373             159,232
         Furniture and office equipment       418,166              51,562
         Motor vehicles                        83,228              10,262
                                          --------------     -------------

         Total                              1,792,767             221,056
         Less:  Accumulated depreciation   (1,380,128)          (170,176)
                                          --------------     -------------

                                              412,639              50,880
                                          ==============     =============

         Depreciation expense was Rmb162,218 (US$20,002) and or the year ended June 30, 2006.


12. ACCRUED LIABILITIES AND OTHER PAYABLES

         Accrued liabilities and other payables are summarized as follows:

                                           June 30, 2006
                                           ------------------------------
                                                    Rmb               US$

        Accrued operating expenses
            Wages and bonus                     254,734            31,410
            Consultancy fees                    717,783            88,506
            Legal and professional fees         288,415            35,563
            Audit fees                           20,275             2,500
        Other                                   157,302            19,396
                                           -------------      ------------

                                              1,438,509           177,375
                                           =============      ============



13. INCOME TAXES

     The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate.

     The Company is subject to the United States federal tax at a rate of 35%. IL was incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, is exempted from payment of the British Virgin Islands income taxes. The subsidiaries (IITSL, CECITL, SBUJE, IFACL, GATL, CECTSC and HCFPDCL) established in the PRC are subject to PRC enterprise income taxes at a rate of 15%. SNPE is subject to a special PRC enterprise income tax at a rate 0.5% of turnover. IHKL is subject to Hong Kong profits tax at a rate of 17.5%. As of June 30, 2006, all subsidiary companies except SNPE, GATL and HCFPDCL were in a tax loss position.

         The reconciliation of the United States federal income tax rate to the effective income tax rate based on loss before income taxes stated in the consolidated statements of operations is as follows:


                                                                    June 30,
                                                                      2006
                                                                   -----------

                                                                            %

           United States federal income tax rate                           35
           Effect of different tax rates in foreign jurisdictions        (30)
           Valuation allowance for deferred tax assets                    (9)
                                                                   -----------
                                                                   -----------
                                                                          (4)
                                                                   ===========


         Deferred taxation consisted of:

                                            June 30, 2006
                                            --------------------------------
                                                     Rmb             US$
         Deferred tax assets, gross:
         Net operating loss carry forwards     8,033,164            990,526
         Valuation allowance                 (8,033,164)          (990,526)
                                            -------------       ------------
         Deferred tax assets, net                      -                  -
                                            =============       ============


         The change in valuation allowance from June 30, 2005 to June 30, 2006 is primarily related to the tax effects of the increase in the net operating loss in the current fiscal year. The Company has net operating loss carry forwards totaling approximately Rmb53,554,427 as of June 30 2006, primarily relating to operations in the PRC.

         A valuation allowance has been established for the full amount of the deferred tax benefit related to those loss carry forwards and other deferred tax assets as management believes that their realization is uncertain.


14. STOCKHOLDERS' EQUITY

         Year Ended June 30, 2006

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

               On May 30, 2006, we authorized the issuance of 1,000,000 shares of common stock with a value of $0.05 per share to Pan Zheng and Liu Wei Liang for private placement. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offerees and the parties they designated to receive the stock were accredited investor.

15.      COMMITMENTS

         Operating Leases - The Company has operating lease agreements for office premises which extend through August 2007 and February 2008, respectively. Future minimum rental payments under agreements classified as operating leases with non-cancelable terms are as follows:

                                             Rmb              US$

            Year Ending June 30, 2007    290,776            35,854
                         June 30,2008     64,496             7,953
                                      -----------       ----------
                     Total               355,272            43,807
                                      ===========       ==========


         Rental expense for the years ended June 30, 2006 was and Rmb605,426 ($74,652).

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


16. EXTRAORDINARY ITEM

     The Company disposed the 25% shareholding of SFVI on May 23, 2006 and sustained a loss on disposal of an associated company.

         Loss an disposal of 25% investment in SFVI is summarized as follows:

                                                                             Rmb               US$
                                                                         ----------------------------------
                                                                         ----------------------------------
           Cash consideration                                                   600,000             73,982

           10,000,000 shares of IMOT at @US$0.24 per share                   19,872,000          2,450,308
                                                                         ---------------     --------------
           Total consideration paid                                          20,472,000          2,524,290

           Commission paid                                                      596,160             73,509
                                                                         ---------------     --------------
                                                                             21,068,160          2,597,800

           25% shared of net income  for period  from April 13,  2004 to
           May 23, 2006                                                       3,137,795            386,905
                                                                         ---------------     --------------
                                                                             24,205,955          2,984,704
                                                                         ---------------     --------------

           6,500,000 shares of IMOT  consideration to the Company on May
           23, 2006 at @0.18 per share                                        9,488,700          1,170,000
                                                                         ---------------     --------------

           Loss on disposal of 25% investment in SFVL                        14,717,255          1,814,705
                                                                         ===============     ==============

17. RETIREMENT PLAN AND POST-EMPLOYMENT BENEFITS
         The Company has no retirement plans or post-employment benefits for its employees.


18. SEGMENT INFORMATION
         The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in respect of its operating segments. The Company's reportable segments are E-Commerce Solutions, System Sales Integration, Phone Payment System, Web Advertisement, Sales of Computer Software, Photographic Business and Digital Security System Business. E-Commerce Solutions comprises revenue from web-site development contracts and maintenance contracts. The Photographic Business consists of sales of photographic equipment and the Digital Security System Business consists of sales of digital image security surveillance system.

         Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the year ended June 30, 2006 is as follows:


(a) Net revenues:
                                      Year Ended June 30, 2006

                                   ------------------------------------


                                           Rmb                     US$

E-commerce solutions                 1,395,330                 172,051
Consultancy fee                        (7,500)                   (925)
Photographic business                  780,305                  96,615
Sales of digital security system    97,742,675              12,052,118
                                   ------------      ------------------
                                   ------------      ------------------
                                    99,910,810              12,319,459
                                   ============      ==================
                                   ============      ==================

PRC                                 99,910,810              12,319,459
Hong Kong                                    -                       -
                                   ------------      ------------------
                                   ------------      ------------------
                                    99,910,810              12,319,459
                                   ============      ==================
                                   ============      ==================

         (b) Net Profit / (loss):

                                                            Year Ended June 30, 2006
                                                            -----------------------------------
                                                                     Rmb                US$


               E-commerce solutions                              (2,663,211)          (328,386)
               Consultancy fee                                       902,327            111,261
               Photographic business                             (4,773,055)          (588,538)
               Sales of digital security system                    9,145,818          1,127,721
                                                            -----------------  -----------------
                                                            -----------------  -----------------
                                                                   2,611,879            322,058
                                                            =================  =================
                                                            =================  =================



               Reconciliation:                                     2,611,879           322,058
                                                                               ----------------
                                                                               ----------------
               Net Profit / (loss) for reportable segments      (19,782,372)       (2,439,258)
                                                            -----------------  ----------------
                                                            -----------------  ----------------
               Unallocated corporate expenses                   (17,170,493)       (2,117,200)
                                                            =================  ================
                                                            =================  ================


         (c)    Assets:
                                                            June 30, 2006
                                                            ------------------------------------
                                                                         Rmb                US$


               E-commerce solutions                                  801,097             98,779
               Consultancy fee                                    10,657,531          1,314,122
               Photographic business                               1,995,093            246,004
               Sales of digital  Security System                  92,135,872         11,360,773
                                                            -----------------  -----------------
                                                            -----------------  -----------------
                                                                 105,589,593         13,019,678
                                                            =================  =================
                                                            =================  =================

               Reconciliation:
               Total assets for reportable segments              105,589,593         13,019,678
               Other corporate assets                             32,573,737          4,016,491
                                                            -----------------  -----------------
                                                            -----------------  -----------------

                                                                 138,163,330         17,036,169
                                                            =================  =================
                                                            =================  =================



         (d) Other items:

                                                 Year Ended June 30, 2006
                                                 -------------------------------
                                                          Rmb              US$
               Depreciation:
                   E-commerce solutions              130,190           16,053
                   Photographic business               3,370              416
                   Consultancy fee                    14,682            1,810
                   Unallocated corporate assets       13,976            1,723
                                                 ------------     ------------
                                                 ------------

                                                     162,218           20,002
                                                 ============     ============
                                                 ============     ============

               Expenditures for fixed assets:
                   E-commerce solutions              336,717           41,519
                   Consultancy fee                    12,080            1,489
                   Unallocated corporate assets            -                -
                                                 ------------     ------------
                                                 ------------

                                                     348,797           43,008
                                                 ============     ============
                                                 ============     ============


         (e) Major customers and concentrations:

                For the year ended June 30, 2006, the two largest customers in the digital security system segment, accounted for 35%, and in the photographic business segment, accounted for 58%, of total revenues, respectively. As of June 30, 2006, one customer accounted for 32% of the total accounts receivable balance.

19. SUBSEQUENT EVENTS

         On July 3, 2006, the Company's wholly-owned subsidiary, IL, incorporated a new wholly-owned foreign investment company, ChinaE.com Investment Consultant (Shenzhen) Ltd. ("CECICSL"), with registered capital of RMB10,000,000, to be operated for a period of 20 years until 2026. Its business scope is the provision of consultancy services of listing in PRC, USA, United Kingdom and Singapore security markets.

         On July 13, 2006, the Company's wholly-owned subsidiary, IL, incorporated a new wholly-owned British Virgin Island company, Leader Palace International Limited ("LPIL"), with registered capital of US$1. Its business scope is the provision of VOIP services.

         During September, 2006, the Company's management determined that Shanghai Newray Photographic Equipment Co., Ltd. would discontinue its primary business activity, the wholesale sales of various brands of consumer digital photographic equipment, including traditional 35mm cameras, digital cameras and camera accessories. In part, the decision was made due to the substantial competition in the PRC, and the lack of significant recognition of its brand outside of China, and the Company anticipated that it would take several years to increase awareness of its brand outside China. Because of this decision, the Company performed an evaluation of the fair value of the goodwill resulting from the purchase of Shanghai Newray Photographic Equipment Co., Ltd. on May 29, 2003. The Company prepared a cash flow analysis for the Shanghai Newray Photographic Equipment Co., Ltd. segment comparing the discounted cash flows to the net book values of the direct assets, and goodwill. The discounted cash flows supported the direct assets only. Consequently, based on the results of the Company's discounted cash flows calculation, and the discontinuance of the primary business activity of Shanghai Newray Photographic Equipment Co., Ltd. it is management's conclusion that the Shanghai Newray Photographic Equipment Co., Ltd. has no goodwill. The Company has recorded an impairment charge of RMB4,568,552 (US $563,323) in the fiscal year ended June 30, 2006.

(1) As used in this 10-KSB, the letter "K" appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $380,499 may be rounded to "$380K"