Form 10QSB
period 2006-09-30
INTERMOST CORP
filed 2006-11-14
CIK 1088312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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


             31st Floor, B31-23 Guomao Building, Renmin Rd. (South)
                   Shenzhen, People's Republic of China 518014
            ---------------------------------------------------------
                    (Address of principal executive offices)

                               (86) 755-8221-0238
                        --------------------------------
                         (Registrant's telephone number,
                              including area code)


                                 Not applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


     As of November 9, 2006, the issuer had 173,290,278 shares of common stock, US$0.001 par value, issued and outstanding.


Transitional Small Business Disclosure Format. Yes [ ] No [x]

                     INTERMOST CORPORATION AND SUBSIDIARIES

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 contains "forward-looking statements", including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Except as required by law, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


                                      INDEX



                                                                        Page
                                                                       Number


PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets -
            June 30, 2006 and September 30, 2006 (Unaudited)               3

       Condensed Consolidated Statements of Operations (Unaudited)
            Three Months ended September 30, 2005 and 2006                 4

       Condensed Consolidated Statements of Cash Flows (Unaudited)
             Three Months ended September 30, 2005 and 2006                5

       Notes to Condensed Consolidated Financial Statements
            Three Months Ended  September 30, 2005 and 2006                6

    Item 2.  Management's Discussion and Analysis or Plan of
           Operation                                                      12

I   Item 3.  Controls and Procedures                                      19

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                           20

     Item 2  Unregistered Sales of Equity Securities and Use of
             Proceeds                                                     20

     Item 3  Defaults Upon Senior Securities                              20

     Item 4  Submission of Matters to a Vote of Security Holders          20

     Item 5  Other Information                                            20

     Item 6.  Exhibits                                                    20


SIGNATURES                                                                21

                     INTERMOST CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                September 30, 2006
                                                         June 30, 2006              (unaudited)
                                                              RMB              RMB                 US$
                                                     ASSETS

Current Assets
  Cash and cash equivalents                            5,617,182            10,408,883         1,283,463
  Accounts receivable, including RMB37,695,925
    (US$4,648,079) from related companies at
    September 30, 2006                                68,381,831            49,820,634         6,143,111
  Inventories                                          1,026,078             2,321,493           286,251
  Security bond deposit                                        -             8,110,000         1,000,000
  Stock in custodian                                   9,488,700             9,488,700         1,170,000
  Short-term Loan                                      4,867,200                     -                 -
  Deposits, prepayments and other receivables          6,765,699            25,278,711         3,116,980
  Short-term investment                                2,806,560             2,806,560           346,062
  Total current assets                                98,953,250           108,234,981        13,345,867

Other Assets
  Unlisted investment                                  4,817,271             4,817,271           593,991
  Property and equipment, net                            412,639               473,796            58,421
  Investment in an associated company                  8,676,426             8,649,826         1,066,563
  Goodwill, net                                       24,424,893            17,152,456         2,114,976
  Intangible assets, net                                 878,851               813,693           100,332

       Total assets                                  138,163,330           140,142,023        17,280,150


                            LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                       279,458               319,489            39,394
  Accrued liabilities and other payables               1,438,509             5,366,516           661,716
  Customer deposits                                    1,201,828             1,270,827           156,699
  Deferred revenue                                       195,287               122,955            15,161

  Business taxes and government surcharges payable     9,610,836             9,494,852         1,170,758
       Total current liabilities                      12,725,918            16,574,639         2,043,728

Minority Interests                                    33,551,110            33,540,752         4,135,727

Commitments and Contingencies

Shareholders' Equity
Preferred stock, par value US$0.001 per share
  Authorized - 5,000,000 shares
  Issued and outstanding - None                               -                     -                 -
Common stock, par value US$0.001 per share
Authorized - 500,000,000 shares

  Issued and outstanding --- 153,290,278 shares at
  June 30, 2006 and September 30, 2006                1,243,188             1,243,188           153,291

Less : Subscription receivable                                -                     -                 -
Additional paid-in capital                          176,115,082           184,062,882        22,695,793
Shares to be issued                                           -               162,200            20,000
Accumulated deficit                                 (86,707,681)          (96,677,351)      (11,920,758)
Accumulated other comprehensive loss                  1,235,713             1,235,713           152,369
Total shareholders' equity                           91,886,302            90,026,632        11,100,695
Total liabilities, minority interests and
        Shareholders' equity                        138,163,330           140,142,023        17,280,150


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                Three months ended Sept 30,
                                                      2005                                       2006
                                                       RMB                                RMB            US$



Net revenue                                              28,368,087                  2,274,038            280,399
Cost of revenues                                       (19,834,112)                (2,114,828)          (260,768)
                                                  ------------------          -----------------   ----------------
                                                  ------------------          -----------------   ----------------
Gross profit                                              8,533,975                    159,210             19,632
                                                  ------------------          -----------------   ----------------
                                                  ------------------          -----------------   ----------------
Costs and expenses:
Selling, general and administrative expenses            (4,358,063)                (2,814,181)          (347,001)
Impairment of goodwill                                            -                (7,272,437)          (896,725)
Amortization of intangible assets                       (1,193,013)                   (65,157)            (8,034)
                                                  ------------------          -----------------   ----------------
                                                  ------------------          -----------------   ----------------
Total costs and expenses                                (5,551,076)               (10,151,775)        (1,251,760)
                                                  ------------------          -----------------   ----------------
                                                  ------------------          -----------------   ----------------

Income / (loss) from operations                           2,982,899                (9,992,565)        (1,232,128)
Interest income                                               2,401                     14,785              1,823
Loan interest income                                             53                     96,010             11,837
Investment income / (loss)                                  755,680                   (28,461)            (3,509)
Other income net                                              3,588                      (505)               (62)
                                                  ------------------          -----------------   ----------------
                                                  ------------------          -----------------   ----------------
Income before income taxes,
    minority interests and equity in
    earnings of associated companies                      3,744,621                (9,910,736)        (1,222,039)
Income taxes                                            (1,265,595)                   (42,690)            (5,264)
                                                  ------------------          -----------------   ----------------
                                                  ------------------          -----------------   ----------------

Income before minority interests and equity in
  earnings of an associated companies                     2,479,026                (9,953,426)        (1,227,303)
Minority interests                                      (3,579,509)                     10,358              1,277
                                                  ------------------          -----------------   ----------------
                                                  ------------------          -----------------   ----------------
Income (loss) before equity in earnings of
    associated companies                                (1,100,483)                (9,943,068)        (1,226,027)
Equity in earnings of associated
    Companies                                              (79,903)                   (26,600)            (3,280)

                                                  ------------------          -----------------   ----------------
                                                  ------------------          -----------------   ----------------


Net (loss)                                              (1,180,386)                (9,969,668)        (1,229,306)
                                                  ==================          =================   ================
                                                  ==================          =================   ================



Net loss per common share-basic and diluted                 (0.012)                    (0.065)            (0.008)
                                                  ==================          =================   ================
                                                  ==================          =================   ================

Weighted average number of common shares
  outstanding-basic and diluted                          95,050,010                153,290,278        153,290,278
                                                  ==================          =================   ================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                   Three Months Ended Sept 30,
                                                             2005              2006             2006


                                                                                RMB                 RMB
US$
Cash flows from operating activities:
Net loss                                                 (1,160,386)         (9,969,668)      (1,229,306)
 Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
Common stock reserved and to be issued in exchange
     for services                                          5,354,377                   -                -
 Impairment of goodwill                                            -           7,272,437          896,725
Amortization of intangible assets                          1,193,013              65,157            8,034
Equity in earnings of associated companies                    79,903              26,600            3,280
Depreciation                                                  32,609              59,644            7,354
Minority interests                                         3,579,509            (10,358)          (1,277)
(Increase) decrease in operating assets -
Accounts receivable                                        1,919,934          18,561,197        2,288,680
Inventories                                                 (58,328)         (1,295,415)        (159,730)
Deposits, prepayments and other receivables                 (73,838)        (18,513,012)      (2,282,739)
Increase (decrease) in operating liabilities -
Accounts payable                                        (10,528,713)              40,030            4,936
Accrued liabilities and other payables                   (2,569,565)           3,928,007          484,341
Customer deposits                                            288,610              68,999            8,508
Deferred revenue                                             (9,776)            (72,332)          (8,919)
 Business taxes and government surcharges payable          1,270,615           (115,985)         (14,301)
                                                     ----------------    ----------------    -------------
                                                     ----------------    ----------------    -------------
Net cash (used in) provided by operating activities        (682,036)              45,301            5,586
                                                     ----------------    ----------------    -------------
                                                     ----------------    ----------------    -------------
Cash flows from investing activities:
 Acquisition of plant and equipment                         (20,450)           (120,800)         (14,895)
Increase in amount due from related companies              (230,000)                   -                -
 Repayment of short-term loan                                      -           4,867,200          600,148
                                                     ----------------    ----------------    -------------
Net cash provided by investing activities                  (250,450)           4,746,400          585,253
                                                     ----------------    ----------------    -------------
                                                     ----------------    ----------------    -------------
Cash flows from financing activities:
Increase in security bond                                          -         (8,110.000)      (1,000,000)
Net proceeds from issuance of common stock                 8,526,966           8,110,000        1,000,000
                                                     ----------------    ----------------    -------------
                                                     ----------------    ----------------    -------------
Net cash provided by financing activities                  8,526,966                   -                -
                                                     ----------------    ----------------    -------------
                                                     ----------------    ----------------    -------------
Accumulated other comprehensive loss                     (1,164,792)                   -                -
Cash and cash equivalents:
Net increase (decrease)                                    6,429,688           4,791,701          590,839
Balance at beginning of period                             1,116,365           5,617,182          692,624
                                                     ----------------    ----------------    -------------
                                                     ----------------    ----------------    -------------
Balance at end of period                                   7,546,053          10,408,883        1,283,463
                                                     ================    ================    =============

Supplemental cash flow information:
Cash paid for interest                                             -                   -                -
Cash paid for income taxes                                         -                   -                -
Non-cash investing and financing activities:
Receivable from issuance of common stock                   8,110,000                   -                -
Issuance of reserved common stock                             22,832                   -                -
Issuance of common stock for service                       5,354,377                   -                -
Acquisition of subsidiaries:
Non-cash assets acquired                                           -                   -                -
Liabilities assumed in acquisition                                 -                   -                -
Issuance of common stock                                           -                   -                -
                                                     ================    ================    =============


         The accompanying notes are an integral part of these condensed consolidated financial statements

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                 THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006


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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2006, the results of operations for the three months ended September 30, 2006 and 2005, and the cash flows for the three months ended September 30, 2006 and 2005. The balance sheet as of June 30, 2006 is derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2007.


2. NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the three months ended September 30, 2005 and 2006. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb 8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States, therefore, exchange gains and losses were significant for the three months ended September 30, 2006 and for period ended September 30, 2005.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

4. STOCK-BASED COMPENSATION

The Company may periodically issue shares of common stock for services rendered or for financing costs. The Company may also periodically issue shares of common stock in conjunction with the acquisition of an, all or a portion of the equity interest in a business. The shares of common stock vest immediately on issuance and are not subject to any redemption rights.

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

The Company did not have any stock options outstanding during the period ended September 30, 2005 and 2006. Accordingly, no pro forma financial disclosure is provided herein.


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

Intermost Limited, and Leader Palace International limited, the Company's subsidiaries incorporated under the International Business Companies Act of the British Virgin Islands, is exempted from payment of the British Virgin Islands income taxes.

Intermost (H.K.) Limited, the Company's subsidiary incorporated in Hong Kong, is subject to Hong Kong profits tax at a rate of 17.5%.

The Company's consolidated subsidiaries organized in the PRC (China E.com Information Technology Ltd., IMOT Information Technology (Shenzhen) Ltd., ChinaE.com Technology (Shenzhen) Ltd., Shenzhen Bank Union & Jiayin E-commerce Company Ltd., Intermost Focus Advertising Company Ltd., Shanghai Newray Photographic Equipment Co., Ltd., Shenzhen Golden Anke Technology Ltd., Hainan Concord Financial Products Development Co., Ltd and ChinaE.com Investment consultant (Shenzhen) Limited) are subject to PRC enterprise income taxes at a rate of 15%, except for Shanghai Newray Photographic Equipment Co., Ltd., which is subject to a special PRC enterprise income tax at a rate of 0.5% of turnover.

For the three months ended September 30, 2006 and 2005, Shenzhen Golden Anke Technology Ltd. generated approximately 92% of the Company's consolidated taxable income. Since the losses from one subsidiary cannot be offset against the income from another subsidiary in determining the provision for income taxes, the Company's provision for income taxes for the three months ended September 30, 2006 and 2005 reflected an effective rate of approximately 34% and 36%, respectively.

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

Jiuding Group is a company controlled by a common owner with 15.09% in Jiuding Group and of the 4% minority interest in Shenzhen Golden Anke Technology Ltd.

During the three months ended September 30, 2006, the Company had no sales to subsidiaries of Jiuding Group.

At September 30, 2006, accounts receivable from subsidiaries of Jiuding Group aggregated RMB37,695,925 (US$4,648,079) or 93% of total accounts receivable at such date.

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


Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered, as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc. As all of the company's customers are located in PRC, and the company revenues are generated in PRC, no geographical Segment information is presented. Segment information for the three months period ended September 30, 2006 is as follows:

  (a) Net revenues:


                                                     Three Months Ended September 30, 2006
                                                           Rmb                   US$


              E-commerce solutions                            175,662                21,660
              Photographic business                            12,821                 1,581
              Digital security imaging system               2,085,555               257,158
                                                    ------------------    ------------------
                                                    ------------------    ------------------
                                                            2,274,038               280,399
                                                    ==================    ==================


          (b)     Net loss:

                                                          Three Months Ended September 30, 2005
                                                                Rmb                    US$

                E-commerce solutions                            (984,578)             (121,403)
                Private Equity Exchange Consultancy fee       (7,368,089)             (908,519)
                Photographic business                           (108,238)              (13,346)
                Digital security imaging system                    68,899                 8,495
                Corporate expenses                            (1,577,662)             (194,533)
                                                        --------------------     -----------------
                                                        --------------------     -----------------
                                                              (9,969,668)           (1,229,306)
                                                        ====================     =================


(c)      Assets:

                                                                As at September 30, 2006

                                                                Rmb                    US$

                E-commerce solutions                              790,486                97,470
                Digital security imaging system                92,553,510            11,412,270
                Photographic business                           1,983,965               244,632
                Private Equity Exchange Consultancy fee         3,391,720               418,215
                Corporate expenses                             41,422,342             5,107,564
                                                        --------------------     -----------------
                                                        --------------------     -----------------
                                                              140,142,023            17,280,151
                                                        ====================     =================

Substantially all of the Company's identifiable assets are located in the PRC.


         (d) Other items:


                                                          Three Months Ended September 30, 2006
                                                                Rmb                    US$

                Depreciation:
                E-commerce solutions                               51,414                 6,339
                Photographic business                                 281                    35
                Private Equity Exchange Consultancy fee             4,529                   558
                Corporate expenses                                  3,420                   422
                                                        --------------------     -----------------
                                                        --------------------     -----------------
                                                                   59,644                 7,354
                                                        ====================     =================


                Expenditures for fixed assets:
                    E-commerce solutions                          120,800                14,895
                    Corporate assets                                    -                     -
                                                        --------------------     -----------------
                                                        --------------------     -----------------

                                                                  120,800                14,895
                                                        ====================     =================


10. PENDING TRANSACTIONS


On September 25, 2006, we authorized the issuance of 20,000,000 shares of common stock with a value of $0.05 per share to First Federal Holdings Limited for private placement. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offerees and the parties they designated to receive the stock were accredited investor.

On September 8, 2006, the Company completed the agreement (the `Advisory Service Agreement') with Chain Leader Communications Corporation ("CLC"), whereas CLC with extensive industry experience and business connections in the field of Information Communication Technology ("ICT"), to appoint CLC to provide ICT and related advisory services to the Company's wholly owned subsidiary Leader Palace International Limited (`LPIL') and assist LPIL in setting up the Telecom Division (particularly the wholesales of call minutes business) with the view to achieve a minimum quarterly turnover of USD4 million and minimum gross profit margin of 5% within 90 days from the commencement of operation. According to the agreement, IMOT have to place a security bond with CLC of US$1 million as and when the Telecom Division is set up. For the operation of IMOT's Telecom Division, IMOT shall place a further US$1 million via CLC for the deposit with venders and for trading of call minutes. Up to Sept 30, 2006, IMOT have paid the US$1 million Security Bond to CLC.

On Sept 30, 2006, the Board of director of IMOT resolved to take action to terminate the operation of Shanghai Newray. On Nov 2, 2006 the company has set up a liquidation working team to take over the operation and commence the necessary procedures to voluntarily liquidate the company.


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

We will further develop our business in property rights exchange industry by using our technical expertise to develop an electronic platform for trading of private property rights exchange in China. Through our acquisition in the business in Hainan and Shenzhen, we have enhanced our market presence in various major property rights exchange centre in PRC, and after the electronic trading platform is in operation, we will then have another stream of revenue from the property rights exchange industry. With the appointment of CLC as advisor to set up the telecom division to provide ICT services and particularly the wholesales of call minutes business, we will then expected to have another major stream of revenue.

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

Results of Operations - Three Months Ended September 30, 2006 and 2005

All amounts shown below are presented in US$. As used below, the letter "K" appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the three months ended September 30, 2006 consisted primarily of the sales of digital security imaging systems by the Company's subsidiary, Shenzhen Golden Anke. The balance of the Company's revenues was derived from other subsidiary, and ChinaE.com Tech, which provide e-commerce solutions, Net revenues for the three months ended September 30, 2005 consisted primarily of the sales of photographic equipment, sales of digital security imaging systems and e-commerce solutions. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

                                                       Net Revenues                    Percent of Net Revenues
                                             Three Months Ended September 30,     Three Months Ended September 30,
                                                  2005               2006             2005               2006

E-commerce solutions                              69,563            21,660             2.0%               7.73%
Sales of photographic equipment                        -             1,581               -%               0.56%
Sales of digital security imaging system       3,427,890           257,158            98.0%              91.71%
Consulting fee                                       462                 -               -%                  -%
Total                                          3,497,915           280,399           100.0%              100.0%


Total net  revenues  decreased  by 92% to $280K  during the three  months  ended
September 30, 2006, as compared to $3,498K during the three months ended September 30, 2005. The decrease in total net revenues was primarily due to the decrease in sales of digital security imaging systems made through the Company's subsidiary, Shenzhen Golden Anke. The main reason for the decrease in sales during the period is due to the change of product scope of Shenzhen Golden Anke from sales of digital security imaging system to residential surveillance system during this 3 months transitional period. Revenues attributable to e-commerce solutions decreased by $48K or 69%, to $22K during the three months ended September 30, 2006, as compared to $70K earned during the three months ended September 30, 2005.

Approximately 92% of the Company's net revenues for the three months ended September 30, 2006 aggregating $257K were attributable to the sales of digital security imaging systems made through Shenzhen Golden Anke.

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

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:


                                                   Cost of Revenues                Percent of Net Revenues
                                           Three Months Ended September 30,    Three Months Ended September 30,
                                              2005                    2006       2005                  2006
                                               US$                    US$



Engineering/technician salaries                     20,863           31,276             0.6%                 11.1%
Cost of photographic equipment                           -            1,745                -                  0.6%
Cost of digital security imaging system          2,408,556          213,300            68.9%                 76.1%
Depreciation                                           824            4,283             0.1%                  1.5%
Other                                               15,393           10,164             0.4%                  3.6%

                                             --------------   --------------    -------------      ----------------
                                             --------------   --------------    -------------      ----------------
Total                                            2,445,636          260,768            70.0%                 92.9%
                                             ==============   ==============    =============      ================


Cost of revenues decreased by 89% to $261K or 93% of net revenues for the three months ended September 30, 2006, as compared to $2,446K or 70% of net revenues for the three months ended September 30, 2005.

The principal components of cost of revenues during the three months ended September 30, 2006 were engineer and technician salaries, costs of digital security imaging systems hardware, other costs associated with engineering and technical staff support and depreciation of equipment utilized in connection with the Company's operations.

The decrease in costs of revenues in 2006 as compared to 2005 was principally attributable to the decrease in sales of the Company's digital security imaging systems.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

                                        SG&A Expense                  Percent of Net Revenues
                              Three Months Ended September 30,    Three Months Ended September 30,
                                 2005               2006            2005                  2006
                                  US$               US$



Sales and marketing salaries    22,857            17,641             1.5%                 0.7%
  and commissions
Advertising and other sales     19,150             7,098             0.7%                 0.5%
  and marketing expenses
Rentals                         14,845            22,533             0.7%                 0.4%
Administrative salaries         33,302            53,515             1.9%                 0.9%
Corporate overhead             447,215           246,215            10.0%                12.8%

                              ---------   ---------------   --------------      ---------------
                              ---------   ---------------   --------------      ---------------
Total                          537,369           347,001            14.8%                15.3%
                              =========   ===============   ==============      ===============



For the three months ended September 30, 2006, SG&A expense decreased 35% to $347K, as compared to $537K for the three months ended September 30, 2005.

The decrease in SG&A expense in 2006 as compared to 2005 was principally attributable to an decrease in corporate overhead, which included expenses of $153K for board management compensation by issuing 1,700,000 shares at $0.09 per share, $234K for commission of 40million shares private placement made in September 2005 by issuing 2,600,000 shares at $0.09 per share and the gain on exchange for the change of exchange rate of Rmb to HK$ and US$ from 1.07 and
8.28 to 1.04 and 8.11respectively from August 11, 2005. The $20K increase in administrative salaries was mainly attributable to increase the executive management and administrative staff. During the three months ended September 30, 2005, the Company reduced its sales team as a result of management's reassessment of the manpower required to generate sales and service to the Company's customers.

Income Taxes

Income taxes for the three months ended September 30, 2006 were $5K and $156K for the three months ended September 30, 2005. This is mainly due to the decrease in sales of the company's digital security imaging systems during the period.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income of Intermost Focus Advertising, Shanghai Newray, Shenzhen Golden Anke and Hainan Development. Minority interests were $1K for the three months ended September 30, 2006, as compared to minority interests of $(441K) for the three months ended September 30, 2005.

Equity in losses of an associated company was $3K and $10K for the three months ended September 30, 2006 and 2005 respectively, representing the Company's proportionate share of the loss of Hainan Exchange Center.

Net Income (Loss)

The Company had net loss of $1,229K during the three months ended September 30, 2006, as compared to a net profit of $143K during the three months ended September 30, 2005. The loss was including the impairment of goodwill of the subsidiary Hainan Development of $897K. Without this exceptional item, the net operational loss was $332K, which is mainly due to the decrease in sales from subsidiary Shenzhen Golden Anke.

Liquidity and Capital Resources -September 30, 2006

At September 30, 2006, the Company had cash and cash equivalents of $1,283K and working capital of $11,302K, as compared to $693K of cash and cash equivalents and $10,632K of working capital at June 30, 2006.

Net cash provided by operating activities was $84K for the three months ended September 30, 2006, as compared to net cash used in operating activities of $84K for the three months ended September 30, 2005. Net cash provided by operating activities in 2006 as compared to 2005 as a result of increase in accounts receivables. Our use of cash was partially offset by non-cash charges, depreciation expense in the amount of $7K, amortization of intangible assets in the amount of $8K, and impairment of goodwill in the amount of $897K.

Net cash provided by investing activities was $585K for the three months ended September 30, 2006, consisting of $600K of repayment of the short-term loan and $15K for the purchase of plant and equipment. Net cash used in investing activities were $230K for the three months ended September 30, 2005 for the amount due from related to.

Net cash provided by financing activities was $1,051K in net proceeds from the issuance of common stock for the three months ended September 30, 2005.

The Company has been able to meet its cash requirements by using revenues from the sales of the Company's products, by implementing a stringent cost savings program, and by using funds provided by the private offering of the Company's common stock. The Company has also conserved cash by issuing common stock in exchange for services. The Company's web design projects, sales of digital security imaging systems through Shenzhen Golden Anke, and sales of call minutes from the newly set up telecom division may provide revenues during the remainder of the fiscal year sufficient to sustain our operations, although there can be no assurances that such revenues will be sufficient to meet the Company's operating cash flow requirements. If the Company's revenues are insufficient to sustain the Company's operations and the Company is unable to borrow money or raise funds by selling securities, the Company may be required to severely curtail, or possibly even cease, its operations. The Company has no commitments for funding and there can be no assurances that funding will be available to the Company in the future on acceptable terms, or at all.

The Company continues to evaluate various opportunities to improve the operating performance of the Company's businesses and to invest in or acquire other types of businesses.

Principal Commitments

At September 30, 2006, the Company does not have any material commitments for operating leases or capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at September 30, 2006.

Off-Balance Sheet Arrangements

The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements at September 30, 2006.

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

In March, 2006 FASB issued SFAS 156 "Accounting for Servicing of Financial Assets" this Statement amends FASB Statement No. 140. Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

6. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

7.   Requires  all  separately   recognized   servicing   assets  and  servicing
     liabilities to be initially measured at fair value, if practicable.

8.   Permits  an  entity  to  choose   "Amortization   method"  or  "Fair  value
     measurement method" for each class of separately recognized servicing assets and servicing liabilities:

9. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

10. Requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable


Item 6.  Exhibits

2.1     Articles of Merger
3.1     Articles of Incorporation
3.2     Bylaws *
10.1 Employment Agreement, dated March 12, 2004, between Intermost Corporation and Andy Lin (2)
10.2    Amendment to Employment Agreement dated March 12, 2004 between
        Intermost Corporation and Andy Lin*
10.3 Cooperative Agreement re: formation of Jiayin E-Commerce joint venture (1)
10.4    Agreement Regarding Transfer of Properties on 38th Floor, Guomao
        Building (3)
10.5 Shareholding Transfer Agreement dated May 23, 2003 between IMOT Information Technology (Shenzhen) Ltd. and Shanghai Newray Business Development Co., Ltd. (4)
10.6    Share Transfer  Agreement among IMOT  Information  Technology
       (Shenzhen)  Ltd.,  Shenzhen Golden Anke Technology Co. Ltd., Intermost
        Corporation, Tu Guoshen and Li Zhiquan (5)
10.7 Sale and Purchase Agreement among IMOT Information Technology (Shenzhen) Ltd., Shanghai Fortune Venture Limited, North Shanghai
        Branch of Shanghai Technology Property Right Exchange Center and Intermost Corporation (6)
10.8 Distributorship Agreement dated November 28, 2002 between KanHan Technologies Limited and ChinaE.com Information Technology Ltd. (7)
10.9    Intermost Corporation 2003 Equity Incentive Plan (8)
10.10 Sales and Purchase Agreement between IMOT Information Technology (Shenzhen) Ltd. And Huang Xiujuan dated May 23, 2006 (10)
16.1    Letter on Change in Certifying Accountant (9)
21.1    Significant Subsidiaries
31.1* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
31.2* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15(d)-14(a)
32.1* Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*   Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

(1) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form 10-SB (Commission File No. 0-30430).

(2) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on March 25, 2004.
(3) Incorporated by reference to the respective exhibits filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.
(4) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on June 9, 2003.
(5) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on August 17, 2004.
(6) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on April 26, 2004.
(7) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on February 14, 2003.
(8) Incorporated by reference to the exhibit filed with the Registrant's Proxy Statement filed with the SEC on January 6, 2004.
(9) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on March 8, 2004.
(10) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed With the SEC on July 27, 2006

                                   SIGNATURES

In accordance with Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERMOST CORPORATION

                                    (Registrant)


Date:   November 14, 2006           By:  /s/DENG XIANG XIONG
                                     ------------------------------------
                                        Deng Xiang Xiong
                                        Acting Chief Executive Officer

Date:    November 14, 2006          By:  /s/ CHEN SYH KWA
                                     -------------------------------------
                                        Chen Syh Kwa
                                        Chief Accounting Officer

                                                                   Exhibit 31

                                  CERTIFICATION

I, Deng Xiang Xiong, Acting Chief Executive Officer of Intermost Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Intermost Corporation (the "Company") for the three months ended September 30, 2006;

2. Based on our knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on our knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and we have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date:   November 14, 2006                        /s/ DENG XIANG XIONG
                                                 -------------------------------
                                                 Deng Xiang Xiong
                                                 Acting Chief Executive Officer

                                  CERTIFICATION

I, Chen Syh Kwan, Chief Financial Officer of Intermost Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Intermost Corporation (the "Company") for the three months ended September 30, 2006;

2. Based on our knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on our knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and we have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date:   November 14, 2006

                                                        /s/ CHEN SYH KWAN
                                                        ------------------------
                                                        Chen Syh Kwan
                                                        Chief Financial Officer

                                                                    Exhibit 32

                                  CERTIFICATION
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the filing by Intermost Corporation (the "Company") with the Securities and Exchange Commission of its Quarterly Report on Form 10-QSB for the three months ended September 30, 2006 (the "Report"), the undersigned, Deng Xiang Xiong, Acting Chief Executive Officer of the Company, does hereby certify, that to the best of his knowledge:

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


Date:   November 14, 2006                    /s/ DENG XIANG XIONG
                                             -----------------------------------
                                             Deng Xiang Xiong
                                             Acting Chief Executive Officer

                                                                    Exhibit 32

                                  CERTIFICATION
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the filing by Intermost Corporation (the "Company") with the Securities and Exchange Commission of its Quarterly Report on Form 10-QSB for the three months ended September 30, 2006 (the "Report"), the undersigned, Chen Syh Kwan, Chief Financial Officer of the Company, does hereby certify, that to the best of his knowledge:

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


Date:   November 14, 2006                           /s/ CHEN SYH KWAN
                                                  -----------------------------
                                                    Chen Syh Kwan
                                                    Chief Financial Officer