Form 10QSB
period 2006-12-31
INTERMOST CORP
filed 2007-02-14
CIK 1088312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission file number: 0-30430


                              INTERMOST CORPORATION
          ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Wyoming                                 87-0418721
---------------------------------        ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


             31st Floor, B31-23 Guomao Building, Renmin Rd. (South)
                   Shenzhen, People's Republic of China 518014
            ---------------------------------------------------------
                    (Address of principal executive offices)

                               (86) 755-8221-0238
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]


     As of February 8, 2007, the issuer had 193,370,278 shares of common stock, US$0.001 par value, issued and outstanding.


         Transitional Small Business Disclosure Format.  Yes [ ]    No [x]

                     INTERMOST CORPORATION AND SUBSIDIARIES

This Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2006 contains "forward-looking statements", including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2006 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Except as required by law, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


                                      INDEX



                                                                        Page
                                                                       Number


PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets -
            June 30, 2006 and December 31, 2006 (Unaudited)                  3

       Condensed Consolidated Statements of Operations (Unaudited)
            Three Months ended December 31, 2005 and 2006                    4

       Condensed Consolidated Statements of Cash Flows (Unaudited)
             Six Months ended December 31, 2005 and 2006                     5

       Notes to Condensed Consolidated Financial Statements
            Six Months Ended  December 31, 2005 and 2006                     7

    Item 2.  Management's Discussion and Analysis or Plan of
                    Operation                                               12

I   Item 3.  Controls and Procedures                                        21

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                             22

     Item 2  Unregistered Sales of Equity Securities and Use of
             Proceeds                                                       22

     Item 3  Defaults Upon Senior Securities                                22

     Item 4  Submission of Matters to a Vote of Security Holders            22

     Item 5  Other Information                                              22

    Item 6.  Exhibits                                                       23
SIGNATURES

                     INTERMOST CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     December 31, 2006
                                                         June 30, 2006                  (unaudited)
                                                         -------------                  -----------
                                                              RMB                  RMB                 US$

                                     ASSETS
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                              5,617,182            10,856,088           1,391,806
  Accounts receivable, including RMB37,230,124
    (US$4,773,093) from related companies at December
    31, 2006                                               68,381,831            52,521,832           6,733,568
  Inventories                                               1,026,078             2,470,017             316,669
  Security bond deposit                                             -            11,700,000           1,500,000
  Stock in custodian                                        9,488,700             9,488,700           1,216,500
  Deposits, prepayments and other receivables               6,765,699            25,261,147           3,238,609
  Short-term loan                                           4,867,200             3,680,000             471,795
  Short-term investment                                     2,806,560             2,806,560             359,815
                                                       -----------------  --------------------  ------------------
                                                       -----------------  --------------------  ------------------
  Total current assets                                     98,953,250           118,784,344          15,228,762
                                                       -----------------  --------------------  ------------------
                                                       -----------------  --------------------  ------------------

Other Assets
  Unlisted investment                                       4,817,271             4,817,271             617,599
  Investment in associated companies                        8,676,426             8,649,826           1,108,952
  Plant and equipment, net                                    412,639               475,539              60,967
  Goodwill, at cost                                        24,424,893            17,152,456           2,199,033
  Intangible assets, net                                                            748,534              95,966
                                                              878,851
                                                       -----------------  --------------------  ------------------
                                                       -----------------  --------------------  ------------------
       Total assets                                       138,163,330           150,627,970          19,311,279

                                                       =================  ====================  ==================

            LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                            279,458               101,336              12,992
  Accrued liabilities and other payables                    1,438,509             1,834,144             235,147

  Customer deposits                                         1,201,828             1,276,902             163,705
  Deferred revenue                                                                   82,804              10,616
                                                              195,287
  Business taxes and government surcharges payable          9,610,836             9,527,666           1,221,496
                                                       -----------------   -------------------  ------------------
       Total current liabilities                           12,725,918            12,822,852           1,643,956
                                                       -----------------   -------------------  ------------------
                                                       -----------------   -------------------  ------------------

Minority Interests                                         33,551,110            33,600,263           4,307,726
                                                       -----------------   -------------------  ------------------
                                                       -----------------   -------------------  ------------------

Commitments and Contingencies

Shareholders' Equity
Preferred stock, par value US$0.001 per share
  Authorized - 5,000,000 shares
  Issued and outstanding - None                                     -                     -                   -
Common stock, par value US$0.001 per share
Authorized - 500,000,000 shares

  Issued and outstanding --- 153,290,278 shares at
  June 30, 2006 and 193,370,278 shares at December
  31, 2006                                                  1,243,188             1,508,294             193,371
Reserved and to be issued - 10,000,000 shares                       -               171,600              22,000
Less : Subscription receivable                                      -                     -                   -
Additional paid-in capital                                176,115,082           193,134,223          24,760,798
Accumulated deficit                                      (86,707,681)          (94,125,311)        (12,067,348)
Accumulated other comprehensive gain                        1,235,713             3,516,049             450,776
                                                       -----------------   -------------------  ------------------
                                                       -----------------   -------------------  ------------------
Total shareholders' equity                                 91,886,302           104,204,855          13,359,597

                                                       -----------------   -------------------  ------------------
                                                       -----------------   -------------------  ------------------
Total liabilities, minority interests and
        Shareholders' equity                              138,163,330           150,627,970          19,311,279
                                                       =================   ===================  ==================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                    Three Months Ended December 31,
                                                                  2005               2006
                                                                  ----               ----

                                                      RMB                     RMB                US$
                                                      ---                                        ---




Net revenues                                          30,415,061             5,463,272          700,419
Cost of revenues                                     (22,624,426)           (5,340,398)        (684,666)
                                                  ----------------   -------------------   --------------
                                                  ----------------   -------------------   --------------
Gross profit                                            7,790,635               122,874           15,753
                                                  ----------------   -------------------   --------------
                                                  ----------------   -------------------   --------------
Costs and expenses:
Selling, general and administrative expenses          (3,459,833)           (1,853,708)        (237,655)
Amortization of intangible assets                        (56,373)              (65,158)          (8,354)
Exchange Gain                                          1,642,321             4,363,068          559,368
                                                  ----------------   -------------------   --------------
Total costs and expenses                              (1,873,885)            2,444,202          313,359
                                                  ----------------   -------------------   --------------
                                                  ----------------   -------------------   --------------

Income from operations                                  5,916,750             2,567,078          329,112
Interest income                                             4,672                17,261            2,213
Loan interest income                                       41,374                50,160            6,431
Investment income                                         610,000                     -                -
Other income net                                                -                   780              100
                                                  ----------------   -------------------   --------------
                                                  ----------------   -------------------   --------------
Income before income taxes,
    minority interests and equity in
    earnings of associated companies                    6,572,796             2,635,277          337,856
Income taxes                                          (1,111,502)              (23,726)          (3,042)
                                                  ----------------   -------------------   --------------
                                                  ----------------   -------------------   --------------

Income before minority interests and equity in
  earnings of an associated companies                   5,461,294             2,611,551          334,814
Minority interests                                    (3,191,497)              (59,511)          (7,630)
                                                  ----------------   -------------------   --------------
                                                  ----------------   -------------------   --------------
Income before equity in earnings of
    associated companies                                2,269,797             2,552,040          327,184
Equity in earnings of associated
    companies                                             484,226                     -                -
                                                  ----------------   -------------------   --------------
                                                  ----------------   -------------------   --------------
Net income                                              2,754,023             2,552,040          327,184
                                                  ================   ===================   ==============
                                                  ================   ===================   ==============
Net income per common share -
    basic and diluted                                       0.019                 0.015            0.002
                                                  ================   ===================   ==============
                                                  ================   ===================   ==============
Weighted average number of common shares
  outstanding - basic and diluted                     145,507,052           173,922,536      173,922,536
                                                  ================   ===================   ==============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                             Six Months Ended December 31,
                                                            2005                   2006
                                                            ----                   ----
                                                            RMB            RMB            US$

Net revenues                                          58,783,148      7,737,310         991,963

Cost of revenues                                    (42,458,538)     (7,455,226)       (955,798)
                                                   --------------   -------------  --------------
                                                   --------------   -------------  --------------
Gross profit                                         16,324,610         282,084          36,165
                                                   --------------   -------------  --------------
Costs and expenses:
Selling, general and administrative expenses         (7,799,556)      (4,620,369)      (592,355)
Amortization of intangible assets                    (1,249,386)        (130,317)       (16,707)
Exchange gain                                         1,622,569        4,315,548        553,275
                                                   --------------   -------------  --------------
Total costs and expenses                             (7,426,373)       (435,138)        (55,787)
                                                   --------------   -------------  --------------
                                                   --------------   -------------  --------------
Income (loss) from operations                          8,898,237       (153,054)        (19,622)
Impairment of goodwill                                         -     (7,272,437)       (932,364)
Interest income                                            7,073          32,046           4,108
Loan interest income                                      41,427         146,170          18,740
Investment income                                      1,365,680        (28,461)         (3,649)
Other income, net                                         25,000             275              35
                                                   --------------   -------------  --------------
                                                   --------------   -------------  --------------
Income (loss) before income taxes,
    minority interests and equity in
    earnings of associated companies                  10,337,417     (7,275,461)       (932,752)
Income taxes                                         (2,377,097)        (66,416)         (8,515)
                                                   --------------   -------------  --------------
                                                   --------------   -------------  --------------
Income (loss) before minority interests and equity
  in earnings of associated companies
                                                       7,960,320     (7,341,877)       (941,267)
Minority interests                                   (6,771,006)        (49,153)         (6,302)
                                                   --------------   -------------  --------------
                                                   --------------   -------------  --------------
Income (loss) before equity in earnings of
    associated companies                               1,189,314     (7,391,030)       (947,569)
Equity in earnings of associated
    companies                                            404,323        (26,600)         (3,410)
                                                   --------------   -------------  --------------
                                                   --------------   -------------  --------------
Net income                                             1,593,637     (7,417,630)       (950,979)
                                                   ==============   =============  ==============
                                                   ==============   =============  ==============

Net income per common share -
    basic and diluted                                      0.013         (0.045)         (0.006)
                                                   ==============   =============  ==============
                                                   ==============   =============  ==============

Weighted average number of common shares
  outstanding - basic and diluted                    120,142,684     163,662,170     163,662,170
                                                   ==============   =============  ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                      Six Months Ended December 31,
                                                         2005                       2006
                                                         ----                       ----

                                                          RMB                     RMB                US$


Cash flows from operating activities:
Net income                                                 1,593,637            (7,417,630)         (950,979)
Adjustments to reconcile net income (loss) to net
cash used in
  operating activities:
  Common stock reserved and to be issued in
exchange
   for services                                            5,377,209                      -                 -
  Impairment of goodwill                                           -              7,272,437           932,364
 Amortization of intangible assets                         1,249,386                130,317            16,707
  Equity in earnings of associated companies               (404,323)                 26,600             3,410
 Depreciation                                                 65,263                115,761            14,841
  Minority interests                                       6,771,006                 49,153             6,302
  (Increase) decrease in operating assets -
  Accounts receivable                                   (12,323,107)             15,859,999         2,033,333
  Inventories                                              (108,028)            (1,443,939)         (185,120)
  Deposits, prepayments and other receivables              (487,990)           (18,495,448)       (2,371,211)
  Increase (decrease) in operating liabilities -
  Accounts payable                                       (3,284,483)              (178,122)          (22,836)
  Accrued liabilities and other payables                 (6,185,999)                395,635            50,722
  Customer deposits                                         (21,194)                 75,074             9,625
  Deferred revenue                                          (19,116)              (112,483)          (14,421)
  Business taxes and government surcharges payable         2,422,525               (83,170)          (10,663)
                                                     ----------------     ------------------     -------------
                                                     ----------------     ------------------     -------------
Net cash used in operating activities                    (5,355,214)            (3,805,816)         (487,926)
                                                     ----------------     ------------------     -------------
                                                     ----------------     ------------------     -------------
Cash flows from investing activities:
  Purchase of plant and equipment                           (32,169)              (178,800)          (22,923)
    Increase in short-term investment                      (504,000)                      -                 -
    Purchase of intangible asset                            (38,000)                      -                 -
    Increase in short-term loan                          (4,867,200)              1,187,200           152,205
                                                     ----------------     ------------------     -------------
Net cash provided by (used in) investing activities      (5,441,369)              1,008,400           129,282
                                                     ----------------     ------------------     -------------
                                                     ----------------     ------------------     -------------
Cash flows from financing activities:
   Increase in security bond                                       -           (11,700,000)       (1,500,000)
   Net proceeds from issuance of common stock             16,614,134             17,455,847         2,237,929
                                                     ----------------     ------------------     -------------
                                                     ----------------     ------------------     -------------
Net cash provided by (used in) financing activities       16,614,134              5,755,847           737,929
                                                     ----------------     ------------------     -------------
                                                     ----------------     ------------------     -------------
Accumulated other comprehensive loss                     (1,154,791)              2,280,475           292,369
Cash and cash equivalents:
Net increase (decrease)                                    4,662,760              5,238,906           671,654
Balance at beginning of period                             1,116,365              5,617,182           720,152
                                                     ----------------     ------------------     -------------
                                                     ----------------     ------------------     -------------
Balance at end of period                                   5,779,125             10,856,088         1,391,806
                                                     ================     ==================     =============

Supplemental cash flow information:
     Cash paid for interest                                        -                     -                   -
     Cash paid for income taxes                                2,300                     -                   -
Non-cash investing and financing activities:
   Receivable from issuance of common stock                  405,500                     -                   -
      Issuance of reserved common stock                       22,832               171,600              22,000
      Issuance of common stock for service                 5,377,209                     -                   -
     Acquisition of subsidiary/associated company:
     Non-cash assets acquired                                      -                     -                   -
     Liabilities assumed in acquisition                            -                     -                   -
     Issuance of common stock                              8,799,350                     -                   -
                                                     ================     =================     ===============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                   SIX MONTHS ENDED DECEMBER 30, 2005 AND 2006


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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2006, the results of operations for the six months ended December 31, 2006 and 2005, and the cash flows for the six months ended December 31, 2006 and 2005. The balance sheet as of June 30, 2006 is derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

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

The results of operations for the six months ended December 31, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2007.


2. NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the six months ended December 31, 2005 and 2006. Accordingly, basic and diluted earnings per share are the same for all periods presented.

3. FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in Renminbi ("Rmb"), the currency of the People's Republic of China (the "PRC"). The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb7.8 to US$1.00. The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss. For the period ended December 31, 2006, the company recorded Rmb3,516,049 (US$450,776) as accumulated other comprehensive gain.

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb 8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure from the United States. With the strong Rmb in the quarter ended December 31, 2006, Rmb appreciated from Rmb8.11 to Rmb 7.8 for US$1 at December 31, 2006. Therefore, the exchange gain of Rmb$4.315548 (US$553,275) was significant for the the six months ended December 31, 2006.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers and has been made at US$1.00 = Rmb7.8. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

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

The Company did not have any stock options outstanding during the period ended December 31, 2005 and 2006. Accordingly, no pro forma financial disclosure is provided herein.


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

On January 1, 1994, the PRC government introduced a single rate of exchange of Renminbi ("Rmb") against United States Dollar ("US$") as quoted daily by the People's Bank of China (the "Unified Exchange Rate"). On July 21, 2005, Rmb was revalued from Rmb 8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Peoples Bank of China also announced that the Renminbi would be pegged to a basket of foreign currencies, rather then being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. No representation is made that the Rmb amounts have been, or could be, converted into US$ at that rate. This quotation of exchange rates does not imply free convertibility of Rmb to other foreign currencies. As at December 31, 2006, the rate of exchange of Rmb against US$ was around Rmb7.8 for US$1. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

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

The Company's consolidated subsidiaries organized in the PRC [China E.com Information Technology Ltd., IMOT Information Technology (Shenzhen) Ltd., ChinaE.com Technology (Shenzhen) Ltd., Shenzhen Bank Union & Jiayin E-commerce Company Ltd., Intermost Focus Advertising Company Ltd., Shanghai Newray Photographic Equipment Co., Ltd., Shenzhen Golden Anke Technology Ltd. and Hainan Concord Financial Products Development Co., Ltd. and ChinaE.com Investment Consultant (Shenzhen) Limited] are subject to PRC enterprise income taxes at a rate of 15%, except for Shanghai Newray Photographic Equipment Co., Ltd., which is subject to a special PRC enterprise income tax at a rate of 0.5% of turnover.

For the six months ended December 31, 2006 and 2005, Shenzhen Golden Anke Technology Ltd. and Leader Palace Int'l Ltd. generated approximately 49% and 46% of the Company's consolidated taxable income respectively. Since the losses from one subsidiary cannot be offset against the income from another subsidiary in determining the provision for income taxes, the Company's provision for income taxes for the six months ended December 31, 2006 and 2005 reflected an effective rate of approximately 23% and 26%, respectively.

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

Jiuding Group is a company controlled by the owners with 15.9% in Jiuding Group and of the 4% minority interest in Shenzhen Golden Anke Technology Ltd.

During the six months ended December 31, 2006, the Company had no sales to subsidiaries of Jiuding Group.

At December 31, 2006, accounts receivable from subsidiaries of Jiuding Group aggregated RMB37,230,124 (US$4,773,093) or 71% of total accounts receivable at such date.

9. SEGMENT INFORMATION

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in respect of its operating segments. The Company currently operates in four principle business segments, which are E-Commerce solutions, Digital security imaging system, Consultancy fee, and Photographic business. E-Commerce Solutions comprises revenue from web-site development contracts and maintenance contracts. Digital security imaging system consists of sales of surveillance system and maintenance, and the Photographic Business consists of sales of photographic equipment.

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered, as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc. As all of the company's customers are located in PRC, and the company revenues are generated in PRC, no geographical Segment information is presented. Segment information for the six months period ended December 31, 2006 is as follows:

  (a) Net revenues:

                                              Six Months Ended December 31, 2006
                                                     Rmb                 US$

         E-commerce solutions                          355,563          45,585
         Photographic business                          12,821           1,644
         Digital security imaging system             3,795,327         486,580
         VOIP call minutes                           3,573,599         458,154
                                                  -------------   -------------
                                                     7,737,310         991,963
                                                  =============   =============


  (b) Net Profit / (Loss):

                                              Six Months Ended December 31, 2006
                                              ----------------------------------
                                                         Rmb              US$

                E-commerce solutions                (1,850,271)       (237,214)
                Consultancy fee                     (7,390,199)       (947,461)
                Photographic business                 (108,238)        (13,877)
                Digital security imaging system         82,995          10,640
                VOIP call minutes                       60,236           7,722
                Corporate expenses                   1,787,847         229,211
                                                 -------------     -----------
                                                 -------------     -----------
                                                    (7,417,630)       (950,979)
                                                 =============     ===========

(c) Assets:

                                                      As at December 31, 2006

                                                     Rmb               US$

                E-commerce solutions                   801,756          102,789
                Digital security imaging system     92,495,997       11,858,462
                Photographic business                1,983,965          254,355
                Consultancy fee                      3,373,843          432,544
                VOIP call minutes                    2,751,444          352,749
                Corporate expenses                  49,220,965        6,310,380
                                                 --------------     -----------
                                                 --------------     -----------
                                                   150,627,970       19,311,279
                                                 ==============     ===========

               Substantially all of the Company's identifiable assets are located in the PRC.


         (d) Other items:


                                              Six Months Ended December 31, 2006
                                              ----------------------------------
                                                     Rmb              US$
                Depreciation:
                    E-commerce solutions               100,957          12,943
                    Photographic business                  281              36
                    Consultancy fee                      9,057           1,161
                    Corporate expenses                   5,466             701
                                                  -------------     -----------
                                                  -------------     -----------
                                                       115,761          14,841
                                                  =============     ===========


                Expenditures for fixed assets:
                    E-commerce solutions               178,800          22,923
                    Corporate assets                         -               -
                                                  -------------     -----------
                                                  -------------     -----------

                                                       178,800          22,923
                                                  =============     ===========

10. PENDING TRANSACTIONS

On September 30, 2006, the Board of director of IMOT resolved to take action to terminate the operation of Shanghai Newray. On November 2, 2006, the company had set up a liquidation working team to take over the operation and commence the necessary procedures to voluntarily liquidate the company.

On December 20, 2006, the Company entered into an agreement (the "Subscription Agreement") with an independent third party for acquisition of the Company's common stock of 10,000,000 shares at $0.05 per share of $500,000. On December 23, 2006, the Company received the subscription money authorized the issuance of 10,000,000 shares of common stock. The subscription money was received and the share was not yet delivered.

On December 29, 2006, the Company entered into an agreement (the "Subscription Agreement") with an independent third party for acquisition of the Company's common stock of 12,000,000 shares at $0.05 per share of $600,000. On December 29, 2006, the Company received the subscription money authorized the issuance of 12,000,000 shares of common stock. The subscription money was received and the share was not yet delivered.

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

Currently, the Company offers products and services to businesses and consumers located primarily in China. The Company's plan is to take advantage of China's economic growth to expand its existing businesses and, possibly, in the future, to sell its products and services outside of China. The Company also has begun to acquire diverse businesses that are not dependent on, or directly related to, each other. During the past two years, the Company has acquired a digital imaging system business, a property rights exchange business, a security system business. In fiscal 2007, the Company incorporated Leader Palace International Ltd. ("Leader Palace") engaged in the business in the field of Information Communication Technology ("ICT"), a telecom division which particularly in the whole sale of VOIP call minutes. The Company has used its technological expertise to enhance the products and services provided by these businesses. The diversification of the Company's business has resulted in an overall improvement in the Company's financial condition. Currently, over 49% of the Company's revenues are generated by its subsidiaries, Shenzhen Golden Anke Technology Ltd. ("Shenzhen Golden Anke"), which sells digital security imaging systems, and Leader Palace which accounted for over 46% of the Company's revenue. The balance of the Company's revenues are generated primarily by other subsidiaries, China E.com Information Technology Ltd. ("China E.com"), which distributes licenses for Chinese language translation software and offers web design and hosting services.

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

On January 1, 1994, the PRC government introduced a single rate of exchange of Renminbi ("Rmb") against United States Dollar ("US$") as quoted daily by the People's Bank of China (the "Unified Exchange Rate"). On July 21, 2005, Rmb was revalued from Rmb 8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Peoples Bank of China also announced that the Renminbi would be pegged to a basket of foreign currencies, rather then being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. No representation is made that the Rmb amounts have been, or could be, converted into US$ at that rate. This quotation of exchange rates does not imply free convertibility of Rmb to other foreign currencies. As at December 31, 2006, the rate of exchange of Rmb against US$ was around Rmb 7.8 for US$1. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

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

o   dependence upon key employees;

o   availability and cost of computer technicians;

o   loss of any of the Company's major customers;

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

Results of Operations - Three Months Ended December 31, 2006 and 2005

All amounts shown below are presented in US$. As used below, the letter "K" appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the three months ended December 31, 2006 consisted primarily of the sales of digital security imaging systems and wholesale of VOIP call minutes by the Company's subsidiaries, Shenzhen Golden Anke and Leader Palace. The balance of the Company's revenues was derived from other subsidiary, ChinaE.com Tech, which provide e-commerce solutions. Net revenues for the three months ended December 31, 2005 consisted primarily of the sales of photographic equipment, sales of digital security imaging systems and e-commerce solutions. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

                                Net Revenues          Percent of Net Revenues
                     Three Months Ended December 31,Three Months Ended December 31,
                             2005         2006          2005          2006
                             ----         ----          ----          ----
                             US$           US$

E-commerce solutions         53,229      23,064           1.4%            3.3%
Sales of photographic
  Equipment                  56,720           -           1.5%            0.0%
Sales of digital security
  imaging system          3,639,903     219,201          97.1%           31.3%
VOIP                              -     458,154           0.0%           65.4%
Consultancy fee                 464           -           0.0%            0.0%
                          ----------  ----------   ------------    ------------
                          ----------  ----------   ------------    ------------
Total                     3,750,316     700,419         100.0%          100.0%
                          ==========  ==========   ============    ============


Total net revenues decreased by 81% to $700K during the three months ended December 31, 2006, as compared to $3,750K during the three months ended December 31, 2005. The decrease in total net revenues was primarily attributable to decrease in sales of digital security imaging systems made through the Company's subsidiary, Shenzhen Golden Anke, and sales of photographic equipment made through the Company's subsidiary, Shanghai Newray. Revenues attributable to e-commerce solutions decreased by $30K or 57%, to $23K during the three months ended December 30, 2006, as compared to $53K earned during the three months ended December 31,2005. During the three months ended December 31, 2006, the Company generated $458K revenue through its newly formed subsidiary, Leader Palace which commenced business in October 2006. With that additional revenue, the net revenues increased by 149% from $280K for the three months ended September 30, 2006 to $700K for the three months ended December 31, 2006.

Approximately 31% and 65% of the Company's net revenues for the three months ended December 31, 2006 aggregating $219 and 458K were attributable to the sales of digital security imaging systems and VOIP call minutes made through Shenzhen Golden Anke and Leader Palace respectively.

The sale of the Company's products to a small number of customers may cause net sales and operating results to fluctuate from quarter to quarter based on the customers' requirements and the timing of their orders and shipments. The Company does not have long-term sales contracts with its customers, although the Company believes that its relationships with its customers are satisfactory. The loss of any of the Company's significant customers, would have a material adverse effect on the Company's business, results of operations and financial condition. If the Company were unable to replace its significant customers, either with other major customers or with a significant increase in the orders placed by smaller customers, the Company could be forced to severely curtail, or possibly even cease, its operations.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:



                                     Cost of Revenues           Percent of Net Revenues
                              Three Months Ended December 31, Three Months Ended December 31,
                                   2005             2006           2005             2006
                                   ----             ----           ----             ----
                                    US$              US$

Engineering/technician
  Salaries                         22,982           31,257         0.6%             4.4%
Cost of photographic
  Equipment                        51,423                -         1.4%             0.0%
Cost of digital security
  imaging system                2,702,824          190,367        72.1%            27.2%
VOIP                                    -          448,335                         64.0%
Depreciation                          922            4,483         0.0%             0.6%
Other                              11,544           10,224         0.3%             1.5%
                             -------------   --------------   ----------   --------------
                             -------------   --------------   ----------   --------------
Total                           2,789,695          684,466        74.4%            97.7%
                             =============   ==============   ==========   ==============


Cost of revenues decreased by 75% to $684K or 97.7% of net revenues for the three months ended December 31, 2006, as compared to $2,790K or 74.4% of net revenues for the three months ended December 31, 2005.

The principal components of cost of revenues during the three months ended December 31, 2006 were engineer and technician salaries, costs of digital security imaging systems hardware, cost of VOIP calls minutes, other costs associated with engineering and technical staff support and depreciation of equipment utilized in connection with the Company's operations.

The decrease in costs of revenues in 2006 as compared to 2005 was principally attributable to the decrease in sales of the Company's digital security imaging systems and photographic equipment.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:


                                        SG&A Expense              Percent of Net Revenue
                              Three Months Ended December 31, Three Months Ended December 31,
                                  2005            2006             2005               2006
                                  ----            ----             ----               ----
                                  US$              US$

Sales and marketing salaries
  and commissions                 28,710          9,203           0.8%               1.3%
Advertising and other sales
  and marketing expenses          32,699          3,794           0.9%               0.5%
Rentals                           17,650         19,646           0.5%               2.8%
Administrative salaries           35,164         36,815           0.9%               5.3%
Corporate overhead               312,390        168,197           8.3%              24.0%
                             ------------   ------------   ------------     --------------
                             ------------   ------------   ------------     --------------
Total                            426,613        237,655          11.4%              33.9%
                             ============   ============   ============     ==============

For the three months ended December 31, 2006, SG&A expense decreased 44% to ($238K), as compared to $427K for the three months ended December 31, 2005.

The decrease in SG&A expense in 2006 as compared to 2005 was principally attributable to a decrease in corpoate overhead which included professional fees and overseas travel expenses. During the three months ended December 31, 2006, the company reduced its sales team as a result of management's reassessment of the manpower required to generate sales and service to the Company's customers. The increase in administrative salary was mainly attributable to the employment of executive officers in the management team.

Income Taxes

Income taxes for the three months ended December 31, 2006 were $3K and $137K for the three months ended December 31, 2005.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income (loss) of Intermost Focus Advertising, Shanghai Newray, Shenzhen Golden Anke and Hainan Development. Minority interests were $8K for the three months ended December 31, 2006, as compared to minority interests of $393K for the three months ended December 31, 2005.

Net Income / (Loss)

The Company had net income of $327K during the three months ended December 31, 2006, as compared to a net income of $340K during the three months ended December 31, 2005. The income was due to the change of exchange rate of Rmb to HK$ and US$ and the Company's sales mix whereas the new business telecom division generated a substantial amount of revenue during that three months ended December 31, 2006.

Results of Operations - Six Months Ended December 31, 2006 and 2005

Net Revenues

Net revenues for the six months ended December 31, 2006 consisted primarily of the sales of digital security imaging systems and VOIP call minutes by the Company's subsidiaries, Shenzhen Golden Anke and Leader Palace. The balance of the Company's revenues was derived from another subsidiaries, China.E.com Tech which provides e-commerce solutions. Net revenues for the six months ended December 31, 2005 consisted primarily of the sales of photographic equipment, sales of digital security imaging a systems and e-commerce solutions. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

                                             Net Revenues                     Percent of Net Revenues
                                 -------------------------------------  -------------------------------------
                                 -------------------------------------  -------------------------------------
                                    Six Months Ended December 31,          Six Months Ended December 31,
                                 -------------------------------------  -------------------------------------
                                 -------------------------------------  -------------------------------------
                                        2005                2006              2005                2006
                                        ----                ----              ----                ----
                                        US$                 US$


E-commerce solutions                    122,792            45,585                1.7%               4.6%
Sales of photographic equipment
                                         56,720             1,644                0.8%               0.2%
Sales of digital security
  imaging system                      7,067,793           486,580               97.5%              49.0%
VOIP                                          -           458,154                   -              46.2%
Consultancy fee                             925                 -                0.0%               0.0%
                                 ---------------   ---------------  ------------------  -----------------
                                 ---------------   ---------------  ------------------  -----------------
Total                                 7,248,230           991,963              100.0%             100.0%
                                 ===============   ===============  ==================  =================

Total net revenues decreased by 86% to $992K during the six months ended December 31, 2006, as compared to $7,248K during the six months ended December 31, 2005. The decrease in total net revenues was attributable to the sales of digital security imaging systems made through the Company's subsidiary, Shenzhen Golden Anke. Revenues from the sales of photographic equipment made by the Company's subsidiary, Shanghai Newray, decreased by $55K or 97% during the six months ended December 31, 2006 to $2K, as compared to $57K during the six months ended December 31, 2005. Revenues attributable to e-commerce solutions decreased by $77K or 63%, to $46K during the six months ended December 31, 2006, as compared to $123K during the six months ended December 31, 2005.

Approximately 49% and 46% of the Company's net revenues during the six months ended December 31, 2006 aggregating $487K and 458K were attributable to sales of digital security imaging systems and VOIP call minutes made through Shenzhen Golden Anke and Leader Palace respectively.


The sale of the Company's products to a small number of customers may cause net sales and operating results to fluctuate from quarter to quarter based on the customers' requirements and the timing of their orders and shipments. The Company does not have long-term sales contracts with its customers, although the Company believes that its relationship with its customers is satisfactory. The loss of any of the Company's significant customers, would have a material adverse effect on the Company's business, results of operations and financial condition. If the Company were unable to replace its significant customers, either with other major customers or with a significant increase in the orders placed by smaller customers, the Company could be forced to severely curtail, or possibly even cease, its operations.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

                                           Cost of Revenues                   Percent of Net Revenues
                                 -------------------------------------  -------------------------------------
                                 -------------------------------------  -------------------------------------
                                    Six Months Ended December 31,          Six Months Ended December 31,
                                 -------------------------------------  -------------------------------------
                                 -------------------------------------  -------------------------------------
                                        2005                2006              2005                2006
                                        ----                ----              ----                ----
                                        US$                 US$

Engineering/technician salaries
                                         43,845            63,775                0.6%               6.4%
Cost of photographic equipment
                                         51,423             1,814                0.7%               0.2%
Cost of digital security
  imaging system                      5,111,380           412,145               70.5%              41.5%
VOIP call minutes                             -           448,335                0.0%              45.2%
Depreciation                              1,746             8,936                0.1%               0.9%
Other                                    26,937            20,793                0.4%               2.1%
                                 ---------------   ---------------  ------------------  -----------------
                                 ---------------   ---------------  ------------------  -----------------
Total                                 5,235,331           955,798               72.3%              96.3%
                                 ===============   ===============  ==================  =================

Cost of revenues decreased by 82% to $956K or 96.3% of net revenues for the six months ended December 31, 2006, as compared to $5,253K or 72.3% of net revenues during the six month period ended December 31, 2005.

The principal components of cost of revenues during the six months ended December 31, 2006 were engineer and technician salaries, costs of photographic equipment, digital security imaging systems hardware and cost of VOIP call minutes, other costs associated with engineering and technical staff support, and depreciation of equipment utilized in connection with the Company's operations.

The decrease in costs of revenues, in total and as a percentage of revenues, in 2006 as compared to 2005 was principally attributable to the decrease in sales of the Company's digital security imaging systems and photographic equipment.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

                                             SG&A Expense                      Percent of Net Revenue
                                 -------------------------------------  -------------------------------------
                                 -------------------------------------  -------------------------------------
                                    Six Months Ended December 31,          Six Months Ended December 31,
                                 -------------------------------------  -------------------------------------
                                 -------------------------------------  -------------------------------------
                                        2005                2006              2005                2006
                                        ----                ----              ----                ----
                                        US$                 US$

Sales and marketing salaries
  and commissions                        51,567            27,545                0.7%               2.8%
Advertising and other sales and
  marketing expenses                     51,849            11,174                0.7%               1.1%
Rentals                                  32,495            43,075                0.4%               4.3%
Administrative salaries                  68,466            92,458                0.9%               9.3%
Corporate overhead                      754,341           418,103               10.4%              42.1%
                                 ---------------   ---------------  ------------------  -----------------
Total                                   961,721           592,355               13.1%              59.6%
                                 ===============   ===============  ==================  =================

For the six months ended December 31, 2006, SG&A expense decreased 38% to $592K, as compared to $962K for the six months ended December 31, 2005.

The decrease in SG&A expense in 2006 as compared to 2005 was principally attributable to an decrease in corporate overhead, which included non-recurring various expenses for compensation and commission for a private placement in 2005 The decrease in sales and marketing salaries was due to the Company's reducing its sales team as a result of management's reassessment of the manpower required to generate sales and services to the Company's customers. The increase in administrative salaries was mainly attributable to the employment of an executive officer on the management team.

Income Taxes

Income taxes for the six months ended December 31, 2006 were $8K and $293K for the six months ended December 31, 2005.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income (loss) of Intermost Focus Advertising, Shanghai Newray, Shenzhen Golden Anke and Hainan Development. Minority interests were $6K for the six months ended December 31, 2006, as compared to minority interests of $835K for the six months ended December 31, 2005.

Equity in earnings (loss) of associated companies were ($3K) and $50K for the six months ended December 31, 2006 and 2005 respectively, representing the Company's proportionate share of the loss of Hainan Exchange Center.

Net Income / (Loss)

The Company had net loss of $951K during the six months ended December 31, 2006, as compared to a net income of $196K during the six months ended December 31, 2005. The loss was including the impairment of goodwill of the subsidiary Hainan Development of $932K. Without this exceptional item, the net operational loss was $19K, which is mainly due to the decrease in sales from subsidiary Shenzhen Golden Anke.

Liquidity and Capital Resources -December 31, 2006

At December 31, 2006, the Company had cash and cash equivalents of $1,392K and working capital of $13,585K, as compared to $693K of cash and cash equivalents and $10,632K of working capital at June 30, 2006.

Net cash used in operating activities was $488K for the six months ended December 31, 2006, as compared to net cash used in operating activities of $660K for the six months ended December 31, 2005. Net cash used in operating activities in 2006 as compared to 2005 as a result of increase in other receivables and inventories. Our use of cash was partially offset by non-cash charges, depreciation expense in the amount of $15K, amortization of intangible assets in the amount of $17K and impairment of goodwill in the amount of $932K.

Net cash provided by investing activities was $129K for the six months ended December 31, 2006, consisting of $152K repaid from the short-term loan and $23K for the purchase of plant and equipment. Net cash used in investing activities was $671K for the six months ended December 31, 2005, $62K of funds from the short-term investment, $600K of funds from the short-term loan, and $5K and $4K for the purchase of intangible assets and the purchase of plant and equipment respectively.

Net cash provided by financing activities was $738K in net proceeds from the issuance of common stock and security bond for the six months ended December 31, 2006. During the six months ended December 31, 2005, net cash provided by financing activities was $2,048K in net proceeds from issuance of common stock.

The Company has been able to meet its cash requirements by using revenues from the sales of the Company's products, by implementing a stringent cost savings program, and by using funds provided by the private offering of the Company's common stock. The Company has also conserved cash by issuing common stock in exchange for services. The Company's web design projects, sales of digital security imaging systems through Shenzhen Golden Anke, and sales of VOIP call minutes through Leader Palace may provide revenues during the remainder of the fiscal year sufficient to sustain our operations, although there can be no assurances that such revenues will be sufficient to meet the Company's operating cash flow requirements. If the Company's revenues are insufficient to sustain the Company's operations and the Company is unable to borrow money or raise funds by selling securities, the Company may be required to severely curtail, or possibly even cease, its operations. The Company has no commitments for funding and there can be no assurances that funding will be available to the Company in the future on acceptable terms, or at all.

The Company continues to evaluate various opportunities to improve the operating performance of the Company's businesses and to invest in or acquire other types of businesses.

Principal Commitments

On December 8, 2006,the Company's subsidiary, IMOT Information Technology (Shenzhen) Co Ltd signed an agreement and will expend approximately $800K to replace the formerly issued 2,470,355 shares of the Company's common stock to gain a 15% shareholding position in the Shenzhen International Hi-Tech Property Right Exchange Center. In December 2004, IMOT Information Technology exchanged 2,470,355 share of the Company's common stock with China Merchants Technology Investment (Shenzhen) Co Ltd for a 15% shareholding position in the Shenzhen International Hi-Tech Property Right Exchange Center. In consideration of recent developments, IMOT Information decided to replace the 2,470,355 shares of the Company's common stock at a cost of approximately $800K. Therefore, IMOT Information unconditionally controls a 15% shareholding position in the Shenzhen International Hi-Tech Property Right Exchange Center. The payment was fully settled on January 30, 2007. At December 31, 2006, the Company does not have any other material commitments for operating leases or capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at December 31, 2006.

Off-Balance Sheet Arrangements

On January 23, 2007, IMOT Information received Rmb828,768.20 (approximately $106,252) as dividend for the period ended December 31, 2006 from the Shenzhen International Hi-Tech Property Right Exchange Center, in which IMOT Information has a 15% shareholding position. The Company does not have any other transactions, obligations or relationships that could be considered off-balance sheet arrangements at December 31, 2006.


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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     On January 3, 2007, the management of the Company take legal proceeding against the former shareholders of Shanghai Newray Photographic Equipment Co., Ltd. in the Jiading District People's Court, Shanghai, China

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         On November 9, 2006, we authorize the issuance of 20,000,000 shares of common stock with a value of $0.05 per share to First Federal Holdings Limited for private placement. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offeree and the parties they designated to receive the stock were accredited investor.

         On November 27, 2006, we authorize the issuance of 20,000,000 shares of common stock with a value of $0.05 per share to First Federal Holdings Limited for private placement. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offeree and the parties they designated to receive the stock were accredited investor.

         On November 27, 2006, we authorize the issuance of 80,000 shares of common stock with a value of $0.05 per share to Ren Shun Biao for private placement. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offeree and the parties they designated to receive the stock were accredited investor.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable

Item 6. Exhibits

2.1     Articles of Merger (1)
3.1     Articles of Incorporation (1)
3.2     Bylaws (11)
10.1 Employment Agreement, dated March 12, 2004, between Intermost Corporation and Andy Lin (2)
10.2    Amendment to Employment Agreement dated March 12, 2004 between
        Intermost Corporation and Andy Lin(11)
10.3 Cooperative Agreement re: formation of Jiayin E-Commerce joint venture (1)
10.4    Agreement Regarding Transfer of Properties on 38th Floor, Guomao
        Building (3)
10.5 Shareholding Transfer Agreement dated May 23, 2003 between IMOT Information Technology (Shenzhen) Ltd. and Shanghai Newray Business Development Co., Ltd. (4)
10.6    Share Transfer  Agreement among IMOT  Information  Technology
       (Shenzhen)  Ltd.,  Shenzhen Golden Anke Technology Co. Ltd., Intermost
        Corporation, Tu Guoshen and Li Zhiquan (5)
10.7 Sale and Purchase Agreement among IMOT Information Technology (Shenzhen) Ltd., Shanghai Fortune Venture Limited, North Shanghai
        Branch of Shanghai Technology Property Right Exchange Center and Intermost Corporation (6)
10.8 Distributorship Agreement dated November 28, 2002 between KanHan Technologies Limited and ChinaE.com Information Technology Ltd. (7)
10.9    Intermost Corporation 2003 Equity Incentive Plan (8)
10.10 Sales and Purchase Agreement between IMOT Information Technology (Shenzhen) Ltd. And Huang Xiujuan dated May 23, 2006 (10)
16.1    Letter on Change in Certifying Accountant (9)
21.1    Significant Subsidiaries (11)
31.1* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
31.2* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15(d)-14(a)
32.1* Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*   Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

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


(10) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed With the SEC on July 27, 2006

(11) Incorporated by reference tothe exhibits filed with the Registrants Form 10-QSB for the quarterly period ended September 30, 2006.

                                   SIGNATURES

In accordance with Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERMOST CORPORATION

                                       (Registrant)


Date:   February 14, 2007           By:  /s/ DENG XIANG XIONG
                                         -----------
                                         Deng Xiang Xiong
                                         Acting Chief Executive Officer



                                         By:  /s/ CHEN SYH KWAN
                                         -----------
                                         Chen Syh Kwan
                                         Chief Financial Officer

                                                                    Exhibit 31

                                  CERTIFICATION

We, Deng Xiang Xiong, Acting Chief Executive Officer and Chen Syh Kwan, Chief Financial Officer of Intermost Corporation, certify that:

1. We have reviewed this quarterly report on Form 10-QSB of Intermost Corporation (the "Company") for the six months ended December 31, 2006;

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

4. We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and I have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. We have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

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

Date:   February 14, 2007                        /s/ DENG XIANG XIONG
                                                 -------------------------------
                                                 Deng Xiang Xiong
                                                 Acting Chief Executive Officer


                                                /s/ CHEN SYH KWAN
                                                 -------------------------------
                                                Chen Syh Kwan
                                                Chief Financial Officer

                                                                    Exhibit 32

                                  CERTIFICATION
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the filing by Intermost Corporation (the "Company") with the Securities and Exchange Commission of its Quarterly Report on Form 10-QSB for the six months ended December 31, 2006 (the "Report"), the undersigned, Deng Xiang Xiong, Acting Chief Executive Officer and Chen Syh Kwan, Chief Financial Officer of the Company, does hereby certify, that to the best of their knowledge:

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


Date:   February 14, 2007                    /s/ DENG XIANG XIONG
                                             -----------------------------------
                                             Deng Xiang Xiong
                                             Acting Chief Executive Officer




                                             /s/ CHEN SYH KWAN
                                             -----------------------------------
                                             Chen Syh Kwan
                                             Chief Financial Officer