Form 10QSB
period 2007-03-31
INTERMOST CORP
filed 2007-05-21
CIK 1088312

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB
(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2007

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________

                        Commission file number: 000-30430

                                ----------------

                              INTERMOST CORPORATION
             (Exact name of registrant as specified in its charter)

        Wyoming                                         87-0418721
(State or other jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)


31st Floor, 3B31-23 Guomao Building, 005 Renmin Rd. (South), Shenzhen,
        People's Republic of China                                    518014
  (Address of principal executive offices)                           (Zip Code)

                              011-86-755-8221-0238
              (Registrant's Telephone Number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 193,370,278 shares of common stock as of May 1, 2007.

Transitional Small Business Disclosure Format (check one).  Yes |_|  No |X|

================================================================================

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I.  Financial Information

Item 1.         Financial Statements

        Condensed Consolidated Balance sheets (Unaudited) as of June 30, 2006 and March 31, 2007......................2

        Condensed Consolidated Statements of Operations (Unaudited) for the three months ended
        March 31, 2006 and March 31, 2007.............................................................................3

        Condensed Consolidated Statements of Operations (Unaudited) for the nine months ended
        March 31, 2006 and March 31, 2007.............................................................................4

        Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended
        March 31, 2006 and March 31, 2007.............................................................................5

        Notes to Condensed Consolidated Financial Statements for the three months ended March 31,
        2006 and March 31, 2007.......................................................................................6

Item 2.         Management's Discussion and Analysis or Plan of Operation............................................12
Item 3.         Controls and Procedures..............................................................................21

PART II.  Other Information

Item 1.         Legal Proceedings  ..................................................................................22
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds..........................................23
Item 3.         Defaults Upon Senior Securities......................................................................23
Item 4.         Submission of Matters to a Vote of Security Holders..................................................23
Item 5.         Other Information....................................................................................23
Item 6.         Exhibits.............................................................................................24
                Risk Factors.........................................................................................25
                Signatures...........................................................................................28

                     INTERMOST CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                              June 30, 2006         March 31, 2007
                                                                     (unaudited)
                                             ---------------------------------------------
                                                   RMB            RMB            US$
                                          ASSETS
Current Assets
 Cash and cash equivalents                        5,617,182      5,590,424        716,721
 Accounts receivable, including RMB
  36,917,173 (US$4,732,971) from related
  companies at March 31, 2007                    68,381,831     51,347,335      6,582,992
 Inventories                                      1,026,078      2,796,943        358,582
 Security bond deposit                                    -     11,700,000      1,500,000
 Stock in custodian                               9,488,700      9,488,700      1,216,500
 Short-term Loan                                  4,867,200      3,680,000        471,795
 Deposits, prepayments and other receivables      6,765,699     29,986,870      3,844,471
 Short-term investment                            2,806,560      2,806,560        359,815
                                             ---------------------------------------------
 Total current assets                            98,953,250    117,396,832     15,050,876
                                             ---------------------------------------------

Other Assets
 Unlisted investment                              4,817,271      4,817,271        617,599
 Property and equipment, net                        412,639        440,469         56,470
 Investment in an associated company              8,676,426      8,649,826      1,108,952
 Goodwill, net                                   24,424,893     17,152,456      2,199,033
 Intangible assets, net                             878,851        683,376         87,612
                                             ---------------------------------------------
    Total assets                                138,163,330    149,140,230     19,120,542
                                             =============================================


                 LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable and accrued liabilities         1,717,967      4,559,717        584,579
 Loan from a related company                              -      1,248,000        160,000
 Customer deposits                                1,201,828      2,704,941        346,787
 Deferred revenue                                   195,287         58,034          7,440
 Business taxes and government surcharges
  payable                                         9,610,836      9,552,225      1,224,644
                                             ---------------------------------------------
    Total current liabilities                    12,725,918     18,122,917      2,323,450
                                             ---------------------------------------------

Minority Interests                               33,551,110     33,588,825      4,306,260
                                             ---------------------------------------------

Commitments and Contingencies

Shareholders' Equity
Preferred stock, par value US$0.001 per share
 Authorized - 5,000,000 shares
 Issued and outstanding - None                            -              -              -
Common stock, par value US$0.001 per share
Authorized - 500,000,000 shares
 Issued and outstanding --- 193,370,278
  shares at December 31, 2006 and at March
  31, 2007                                        1,243,188      1,508,294        193,371
Less : Subscription receivable                            -              -              -
Additional paid-in capital                      176,115,082    193,134,223     24,760,798
Shares to be issued                                       -        171,600         22,000
Accumulated deficit                             (86,707,681)   (94,764,664)   (12,149,316)
Accumulated other comprehensive loss              1,235,713     (2,620,965)      (336,021)
                                             ---------------------------------------------
Total shareholders' equity                       91,886,302     97,428,488     12,490,832
                                             ---------------------------------------------
Total liabilities, minority interests and
        Shareholders' equity                    138,163,330    149,140,230     19,120,542
                                             =============================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                      Three months ended March 31,
                                                   2006                   2007
--------------------------------------------------------------------------------------------
                                                    RMB             RMB            US$

Net revenue                                      27,496,206       5,693,369         729,919
Cost of revenues                                (22,620,363)     (5,481,783)       (702,793)
                                             --------------- --------------- ---------------
Gross profit                                      4,875,843         211,586          27,126
                                             --------------- --------------- ---------------
Costs and expenses:
Selling, general and administrative expenses     (1,642,639      (1,745,924)       (223,836)
Impairment of goodwill
Exchange differences                                                 (2,434)           (312)
Amortization of intangible assets                   (57,208)        (65,158)         (8,354)
                                             --------------- --------------- ---------------
Total costs and expenses                         (1,699,847)     (1,813,516)       (232,502)
                                             --------------- --------------- ---------------

Income (loss) from operations                     3,175,996      (1,601,930)       (205,376)
Interest income                                       9,787          12,822           1,644
Loan interest income                                144,015         140,400          18,000
Other income, net                                     4,820             705              90
                                             --------------- --------------- ---------------
Income before income taxes,
    minority interests and equity in
    earnings of associated companies              3,334,618      (1,448,003)       (185,642)
Income taxes                                       (747,453)        (28,970)         (3,714)
                                             --------------- --------------- ---------------

Income before minority interests and equity
 in earnings of an associated companies           2,587,165      (1,476,973)       (189,356)
Minority interests                               (2,029,872)          8,852           1,135
                                             --------------- --------------- ---------------
Income (loss) before equity in earnings of
 associated companies                               557,293      (1,468,121)       (188,221)
Equity in earnings of associated companies          (80,734)
Dividend income from an associated company        2,549,063         828,768         106,252
                                             --------------- --------------- ---------------


Net income (loss)                                 3,025,622        (639,353)        (81,969)
                                             =============== =============== ===============


Net income (loss) per common share-basic and
 diluted                                               0.02          (0.003)        (0.0004)
                                             =============== =============== ===============

Weighted average number of common shares
outstanding-basic and diluted                   148,712,945     193,370,278     193,370,278
                                             =============== =============== ===============

                                                       Nine Months Ended March 31,
                                             -----------------------------------------------
                                                  2006                    2007
                                             --------------- -------------------------------
                                                   RMB             RMB             US$

Net revenues                                     86,279,354      13,430,679       1,721,882
Cost of revenues                                (65,078,901)    (12,937,009)     (1,658,591)
                                             --------------- --------------- ---------------
Gross profit                                     21,200,453         493,670          63,291
                                             --------------- --------------- ---------------
Costs and expenses:
Selling, general and administrative expenses     (7,821,038)     (6,366,293)       (816,191)
Exchange differences                                      -       4,313,114         552,963
Amortization of intangible assets                (1,306,594)       (195,475)        (25,061)
                                             --------------- --------------- ---------------
Total costs and expenses                         (9,127,632)     (2,284,654)       (288,289)
                                             --------------- --------------- ---------------

Income (loss) from operations                    12,072,821      (1,754,984)       (224,998)
Interest income                                      16,860          44,868           5,752
Loan interest income                                185,442         286,570          36,740
Impairment of goodwill                                    -      (7,272,437)       (932,364)
Investment income, net                            1,365,680         (28,461)         (3,649)
Other income, net                                    29,820             980             126
                                             --------------- --------------- ---------------
Income (loss) before income taxes,
    minority interests and equity in
    earnings of associated companies             13,670,623      (8,723,464)     (1,118,393)
Income taxes                                     (3,124,550)        (95,386)        (12,229)
                                             --------------- --------------- ---------------
Income (loss) before minority interests and
    equity in earnings of associated
    companies                                    10,546,073      (8,818,850)     (1,130,622)
Minority interests                               (8,800,878)        (40,301)         (5,167)
                                             --------------- --------------- ---------------
Income (loss) before equity in earnings of
    associated companies                          1,745,195      (8,859,151)     (1,135,789)
Dividends income from an associated company       2,549,063         828,768         106,252
Equity in earnings of associated
companies                                           323,589         (26,600)         (3,410)
                                             --------------- --------------- ---------------
Net income (loss)                                 4,617,847      (8,056,983)     (1,032,947)
                                             =============== =============== ===============

Net income (loss) per common share -
    basic and diluted                                 0.036          (0.046)        (0.0059)
                                             =============== =============== ===============
Weighted average number of common shares
    outstanding - basic and diluted             129,132,951     173,382,861     173,382,861
                                             =============== =============== ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERMOST CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                       Nine Months Ended March 31,
                                             -----------------------------------------------
                                                  2006                    2007
                                             --------------- -------------------------------
                                                   RMB             RMB             US$

Cash flows from operating activities:
Net income (loss)                                 4,617,847      (8,056,983)     (1,032,947)
Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
Common stock reserved and to be issued in
    exchange for services                         5,377,209
 Impairment of goodwill                                   -       7,272,437         932,364
 Amortization of intangible assets                1,306,594         195,475          25,061
 Equity in earnings of associated companies        (323,589)         26,600           3,410
 Depreciation                                       106,398         166,355          21,328
 Minority interests                               8,800,878          37,715           4,835
 (Increase) decrease in operating assets -
 Accounts receivable                            (14,568,949)     17,034,496       2,183,910
 Inventories                                       (158,504)     (1,770,865)       (227,034)
 Deposits, prepayments and other receivables       (241,757)    (23,221,171)     (2,977,073)
 Increase (decrease) in operating
    liabilities -
 Accounts payable                                (7,513,003)      2,162,357         277,225
Accrued liabilities                              (5,965,405)        679,393          87,102
 Customer deposits                                   37,536       1,503,113         192,707
 Deferred revenue                                   (94,795)       (137,253)        (17,597)
 Business taxes and government surcharges
    payable                                       3,129,294         (58,611)         (7,514)
                                             --------------- --------------- ---------------
Net cash used in operating activities            (5,490,246)     (4,166,942)       (534,223)
                                             --------------- --------------- ---------------
Cash flows from investing activities:
 Acquisition of plant and equipment                (275,421)       (194,185)        (24,896)
 Acquisition of short-term investment              (504,000)
 Dividends received from an associated
    company                                      (2,549,063)
 Acquisition of intangible asset                   (138,000)
 Increase in security bond deposit                              (11,700,000)     (1,500,000)
 Increase (decrease) in short-term loan          (4,867,200)      1,187,200         152,205
                                             --------------- --------------- ---------------
Net cash provided by investing activities        (8,333,684)    (10,706,985)     (1,372,691)
                                             --------------- --------------- ---------------
Cash flows from financing activities:
  Loan from a related company                             -       1,248,000         160,000
  Net proceeds from issuance of common stock     20,262,337      17,455,847       2,237,929
                                             --------------- --------------- ---------------
Net cash provided by financing activities        20,262,337      18,703,847       2,397,929
                                             --------------- --------------- ---------------
Accumulated other comprehensive loss             (1,154,791)     (3,856,678)       (494,446)
Cash and cash equivalents:
Net increase (decrease)                           5,283,616         (26,758)         (3,431)
Balance at beginning of period                    1,116,365       5,617,182         720,152
                                             --------------- --------------- ---------------
Balance at end of period                          6,399,981       5,590,424         716,721
                                             =============== =============== ===============

Supplemental cash flow information:
     Cash paid for interest                               -               -               -
     Cash paid for income taxes                       3,149               -               -
Non-cash investing and financing activities:
     Receivable from issuance of common stock             -               -               -
     Issuance of reserved common stock                    -               -               -
     Issuance of common stock for service         5,377,209         171,600          22,000
   Acquisition of associated companies            8,799,350
   Acquisition of subsidiaries:
     Non-cash assets acquired                             -               -               -
     Liabilities assumed in acquisition                   -               -               -
     Issuance of common stock                             -               -               -
                                             =============== =============== ===============

The accompanying notes are an integral part of these condensed consolidated financial statements

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2007

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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006, and the cash flows for the nine months ended March 31, 2007 and 2006. The balance sheet as of June 30, 2006 is derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

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

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2007.

2. NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the three months ended March 31, 2006 and 2007. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb 8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. With the strong Rmb in the quarter ended December 31, 2006, Rmb appreciated from Rmb 8.11 to Rmb 7.8 for US$1 at December 31, 2006. Therefore, the rate of Rmb 7.8 for US$ 1 was adopted for these quarterly financial statements.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

For the purposes of financial statements presentation, the United States dollars equivalents of the all numbers are translated at the rate of USD 1 to Rmb 7.8.

4. STOCK-BASED COMPENSATION

The Company may periodically issue shares of common stock for services rendered or for financing costs. The Company may also periodically issue shares of common stock in conjunction with the acquisition of an, all or a portion of the equity interest in a business. The shares of common stock vest immediately on issuance and are not subject to any redemption rights.

The value of the shares of common stock issued for accounting purposes is based on the market price of the shares at the date of the transaction or on the fair value of the services rendered or net assets acquired, whichever is more determinable, based on the specific facts and circumstances of each transaction. The Company did not issue any stock during the none-month period ended March 31, 2007 for any services rendered or assets acquired.

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

The Company did not have any stock options outstanding during the period ended March 31, 2006 and 2007. Accordingly, no pro forma financial disclosure is provided herein.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 - Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for tax positions. Interpretation No. 48 requires the use of 1 two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions including a roll-forward of tax benefits taken that do not qualify for financial statement recognition. The provisions of FIN 48 becomes effective for the Company on July 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and its impact on its financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements". Bulletin No. 108 expresses the SEC staff's views regarding the process of quantifying financial statement misstatements. Bulletin No. 108 requires that, in addition, to considering the amount of the error originating in the current year statement of operations, the misstatements existing at each balance sheet date should be considered, irrespective of the period of origin of the error (rollover approach versus iron curtain approach). The Company adopted Bulletin No. 108 during the quarter ended March 31, 2007. The adoption did not have a material impact on its financial position, cash flows, and results of operations.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. Statement No. 157 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. We are required to apply the provision of Statement No. 157 prospectively as of July 1, 2008, and recognize any transition adjustment as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and its impact on its financial position, cash flows, and results of operations.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" which permits entities to choose to measure any financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement No. 159 will be effective for the Company on July 1, 2008. The Company is currently evaluating the impact of adopting FIN 48 and its impact on its financial position, cash flows, and results of operations.

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

On January 1, 1994, the PRC government introduced a single rate of exchange of Renminbi ("Rmb") against United States Dollar ("US$") as quoted daily by the People's Bank of China (the "Unified Exchange Rate"). On July 21, 2006, Rmb was revalued from Rmb 8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Peoples Bank of China also announced that the Renminbi would be pegged to a basket of foreign currencies, rather then being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. No representation is made that the Rmb amounts have been, or could be, converted into US$ at that rate. This quotation of exchange rates does not imply free convertibility of Rmb to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

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

The Company's key consolidated subsidiaries organized in the PRC (ChinaE.com Information Technology Ltd., IMOT Information Technology (Shenzhen) Ltd., ChinaE.com Technology (Shenzhen) Ltd., Intermost Focus Advertising Company Ltd., Shenzhen Golden Anke Technology Ltd., and ChinaE.com Investment Consultant (Shenzhen) Limited) are subject to PRC enterprise income taxes at a rate of 15%.

For the three months ended March 31, 2007 and 2006, Shenzhen Golden Anke Technology Ltd. generated approximately the majority of the Company's consolidated taxable income. Since the losses from one subsidiary cannot be offset against the income from another subsidiary in determining the provision for income taxes, the Company's provision for income taxes for the three months ended March 31, 2007 and 2006 are mainly for the taxable income generated by Shenzhen Golden Anke Technology Ltd.

8. CONCENTRATION

On August 10, 2004, the Company, through its wholly-owned subsidiary, IMOT information Technology (Shenzhen) Ltd. ("IMOT Technology"), completed a transaction to acquire a 51% equity interest in Shenzhen Golden Anke Technology Ltd., a limited liability company established in China ("Shenzhen Golden Anke"), after having received all required government approvals to complete the transaction on such date. The Company acquired the 51% equity interest in Shenzhen Golden Anke from two of Shenzhen Golden Anke's shareholders, Tu Guoshen and Li Zhiquan, pursuant to a Share Transfer Agreement. Shenzhen Golden Anke provides digital security imaging systems in China, offering video surveillance, digital image processing and compressing, internet image transfer and imaging security systems, and is being operated as a part of the Company's digital security imaging system business segment.

Jiuding Group is a company controlled by a common owner with 15.09% in Jiuding Group and of the 4% minority interest in Shenzhen Golden Anke Technology Ltd.

During the nine months ended March 31, 2007, the Company had no sales to subsidiaries of Jiuding Group.

At March 31, 2007, accounts receivable from subsidiaries of Jiuding Group aggregated approximately RMB36.9 million (US$4.7 million) or 78% of total accounts receivable at such date.

9. SEGMENT INFORMATION

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in respect of its operating segments. The Company currently operates in four principle business segments which are: E-Commerce solutions, Digital security imaging system, Consulting, and Photographic business. E-Commerce Solutions comprises revenue from web-site development contracts and maintenance contracts. The Digital security imaging system segment consists of sales of surveillance system and maintenance services. The Consulting segment comprises services rendered for provision of information on property exchange matters, and the Photographic Business consists of sales of photographic equipment.

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered; as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc. Except for the customers of VOIP call minutes, all of the other customers are located in the PRC. As such, no geographical Segment information is presented. Segment information for the nine months period ended March 31, 2007 is as follows:

    (a) Net revenues:

                                            Nine Months Ended March 31, 2007
                                         ---------------------------------------
                                               Rmb'000             US$'000
E-commerce solutions                                    538                  69
VOIP call minutes                                     6,359                 815
Photographic business                                    13                   2
Digital security imaging system                       6,521                 836
                                         ------------------- -------------------
                                                     13,431               1,722
                                         =================== ===================

          (b)  Net income (loss):

                                            Nine Months Ended March 31, 2007
                                         ---------------------------------------
                                               Rmb'000             US$'000

E-commerce solutions                                 (2,588)               (332)
Consulting                                           (7,419)               (951)
Photographic business                                  (212)                (27)
VOIP call minutes                                       174                  22
Digital security imaging system                         541                  69
Corporate                                             1,447                 186
                                         ------------------- -------------------
                                                     (8,057)             (1,033)
                                         =================== ===================

(c)   Assets:

                                                  As at March 31, 2007
                                         ---------------------------------------
                                               Rmb'000             US$'000
E-commerce solutions                                  4,325                 554
Consulting                                            3,375                 433
Digital security imaging system                      94,274              12,086
Photographic business                                 1,984                 254
VOIP call minutes                                     4,880                 626
Corporate                                            40,302               5,167
                                         ------------------- -------------------
                                                    149,140              19,120
                                         =================== ===================

    Substantially all of the Company's identifiable assets are located in the PRC.

    (d) Other items:

                                            Nine Months Ended March 31, 2007
                                         ---------------------------------------
                                               Rmb'000             US$'000
Depreciation:
E-commerce solutions                                    149                  19
Consulting                                                8                   1
Corporate expenses                                        8                   1
                                         ------------------- -------------------
                                                        166                  21
                                         =================== ===================

Expenditures for fixed assets:
   E-commerce solutions                                 184                  24
   Corporate                                             10                   1
                                         ------------------- -------------------
                                                        194                  25
                                         =================== ===================

10. PENDING TRANSACTIONS

On February 15, 2007, company, IMOT Information Technology (Shenzhen) Co., Ltd. entered into a tripartite agreement with Shenzhen Golden Anke Technology Limited ("Golden Anke") (a consolidated subsidiary) and the minority shareholders of this consolidated subsidiary to seek listing of Golden Anke in London or the United States of America. According to this agreement, a new company incorporated in Hong Kong will be formed as the listing vehicle and the Company will invest Rmb 2 million in this new Hong Kong company, which, in turn, will acquire the current business of Golden Anke and all its net assets. After such restructuring, the interests of the Company in this new Hong Kong company will change from 51% to 49%. .

The Company's wholly-owned subsidiary, IMOT Information Technology (Shenzhen) Ltd. ("IMOT Technology") owns 80% of the issued and outstanding capital of Hainan Financial Products Development Co., Ltd ("Hainan Financial Products"). In late 2006, IMOT Technology discovered that the profit requirement of Rmb 5,000,000 in accordance with a profit guarantee agreement of Hainan Financial Products had not been met and Hainan Financial Products was a shelf company without any registered capital. As such, IMOT Technology and the Company decided to refer the dispute and apply to the China International Economic and Trade Arbitration Commission, South China Sub-Commission in Shenzhen ("Arbitration Commission"). On December 20, 2006, Arbitration Commission approved the application. The three orders sought under this arbitration include the rescission of the share swap agreement and profit guarantee agreement; the return of 3,000,000 shares of common stock of the Company by the sellers; and to have all the legal costs and other costs incurred in this arbitration to be reimbursed or borne by the sellers. The Respondents at the same time also applied to a court in Haikou of Hainan province to request the above-mentioned dispute to be handled by the court. On April 29, 2007, this court ruled that the dispute could be subject to its jurisdiction. In response to this ruling, IMOT Technology is currently seeking legal advice for the appeal. The Company and IMOT Technology believe they have a reasonable chance of a successful appeal.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements contained in this Form 10-QSB constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that there will be no material adverse change in our operations or business, that we will meet success in marketing and selling our products, and that we will be able to continue to attract and retain skilled employees necessary for our business, among other things. The foregoing assumptions are based on judgments with respect to, among other things, information available to our, future economic, competitive and market conditions and future business decisions. All of these assumptions are difficult or impossible to predict accurately and many are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by our business and operations, which could cause our financial performance to vary markedly from prior results, or results contemplated by the forward-looking statements. Such risks include failure of the our technology or products to work as anticipated, failure to develop commercially viable products or services from our technology, delays or failure in financing efforts, delays in or lack of market acceptance, failure to recruit adequate personnel, and problems with protection of intellectual property, among others. The words "believe," "estimate," "expect," "intend," "anticipate" "should", "could", "may", "plan" and similar expressions and variations thereof identify some of these forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter our capital investment and other expenditures, which may also adversely affect our results of operations. In light of significant uncertainties inherent in forward-looking information included in this Quarterly Report on Form 10-QSB, the inclusion of such information should not be regarded as a representation by us that our objectives or plans will be achieved. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

Currently, the Company offers products and services to businesses and consumers located primarily in China. The Company also has begun to acquire diverse businesses that are not dependent on, or directly related to, each other. During the past two years, the Company has acquired a digital imaging system business, a property rights exchange business, a security system business and a business that provides "smart cards," which are credit card sized cards that are able to be programmed to perform tasks and store information. The Company has used its technological expertise to enhance the products and services provided by these businesses. The diversification of the Company's business has resulted in an overall improvement in the Company's financial condition. Currently, over 90% of the Company's revenues are generated by its subsidiaries, Shenzhen Golden Anke Technology Ltd. ("Shenzhen Golden Anke"), which sells digital security imaging systems, and Leader Palace International Limited. ("Leader Palace"), which sells VOIP call minutes in Taiwan. The balance of the Company's revenues are generated primarily by other subsidiaries, ChinaE.com Information Technology Ltd. ("ChinaE.com"), which distributes licenses for Chinese language translation software and offers web design and hosting services.

We will further develop our business in the property rights exchange industry by using our technical expertise to develop an electronic platform for the trading of private property rights in China. Through our acquisitions of exchange centers in Hainan and Shenzhen, we have enhanced our market presence in this growing industry in the PRC. After the electronic trading platform is in operation, we anticipate that we will have another stream of revenue from the property rights exchange industry.

With the appointment of CLC as our advisor to set up the telecom division to provide ICT services and wholesale VOIP call minutes, we hope to generate revenue.

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

On January 1, 1994, the PRC government introduced a single rate of exchange of Renminbi ("Rmb") against United States Dollar ("US$") as quoted daily by the People's Bank of China (the "Unified Exchange Rate"). On July 21, 2006, Rmb was revalued from Rmb 8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Peoples Bank of China also announced that the Renminbi would be pegged to a basket of foreign currencies, rather then being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. No representation is made that the Rmb amounts have been, or could be, converted into US$ at that rate. This quotation of exchange rates does not imply free convertibility of Rmb to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

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

Certain Factors Affecting Future Operating Results

The Company's operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period. Some of these factors include:

     o the Company's ability to successfully implement its current business plans;
     o whether the Company will be able to obtain additional capital, if necessary, to support its operations;
     o whether the Company will be able to find joint venture prospects or acquisition prospects with which to enhance its o business;
     o whether the Company can successfully integrate acquisitions that it makes into its business;
     o the level and rate of acceptance of the Company's products and services by consumers in China;
     o    continued economic growth in China;
     o entry of new competition (including established companies from outside China and companies with substantially greater o resources) into the Company's market;
     o    fluctuations in the level of demand for services or products;
     o    rescheduling or cancellation of orders by customers;
     o    competitive pressures on selling prices;
     o rapid changes in technology, which could result in the Company's technology becoming obsolete;

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

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted cash flows approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

Income Taxes

The Company records a valuation allowance to reduce its deferred tax assets derived from operating loss of certain subsidiaries in the PRC to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made. Currently, the Company is evaluating the impact of implementation of FIN 48 "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109."

Results of Operations - Three Months Ended March 31, 2007 and 2006

All amounts shown below are presented in US$. As used below, the letter "K" appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the three months ended March 31, 2007 consisted primarily of the sales of digital security imaging systems by the Company's subsidiary, Shenzhen Golden Anke and the sale of VOIP call minutes by Leader Palace. The balance of the Company's revenues was derived from ChinaE.com Tech, which provide e-commerce solutions. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

                                            Net Revenue         Net Revenue
                                        ----------------------------------------
                                          2006      2006      2007      2007
3 months ended March 31                  USD'000      %      USD'000      %

E-commerce solutions                           26         1%       23         3%
Sale of digital security imaging
 equipments                                 3,344        99%      350        48%
VOIP                                            0         0%      357        49%
Sale of photographic equipments                21         1%        0         0%
Consulting                                      0         0%        0         0%
                                        ----------------------------------------
                                            3,391       100%      730       100%
                                        ========================================


Total net revenues decreased by 78% to $730K during the three months ended March 31, 2007, as compared to $3,391K during the three months ended March 31, 2006. The decrease in total net revenues was primarily due to the decrease in sales of digital security imaging systems made through the Company's subsidiary, Shenzhen Golden Anke. The main reason for the decrease in sales during the period is due to the change of product scope of Shenzhen Golden Anke from sales of digital security imaging system to residential surveillance system. This change led to continuous decrease in sales amount. Revenues attributable to e-commerce solutions remained fairly constant. For wholesales of VOIP minutes, the revenue decreased by 19% over the prior quarter.

Approximately 48% of the Company's net revenues for the three months ended March 31, 2007 aggregating $350K were attributable to the sales of digital security imaging systems made through Shenzhen Golden Anke. Approximately 49% of the Company's net revenues for the three months ended March 31, 2007 aggregating $357K were attributable to the sales of VOIP call minutes made through Leader Palace.

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

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

                                          Cost of Revenue     Cost of Revenue
                                        ----------------------------------------
                                          2006      2006      2007      2007
3 months ended March 31                  USD'000      %      USD'000      %

Salaries of technicians / engineers            32         1%       30         4%
Sale of photographic equipments                20         1%        0         0%
Sale of digital security imaging
 equipments                                 2,721        98%      312        44%
Depreciation                                    3         0%        4         1%
VOIP                                            0         0%      340        49%
Others                                         14         0%       17         2%
                                        ----------------------------------------
                                            2,790       100%      703       100%
                                        ========================================


Cost of revenues decreased by 75% to $703K or 96% of net revenues for the three months ended March 31, 2007, as compared to $2,790K or 83% of net revenues for the three months ended March 31, 2006.

The principal components of cost of revenues during the three months ended March 31, 2007 were engineer and technician salaries, costs of digital security imaging systems hardware, costs of purchase of VOIP call minutes , other costs associated with engineering and technical staff support and depreciation of equipment utilized in connection with the Company's operations.

The decrease in costs of revenues in 2007 as compared to 2006 was principally attributable to the decrease in sales volume of the Company's digital security imaging systems.

Selling, General and Administrative Expense

Selling, general and administrative ("SG&A") expense consists principally of sales commissions, advertising, other marketing expenses, rental expenses, salaries for administrative and sales staff, and corporate overhead.

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

                                           SG&A Expenses       SG&A Expenses
                                        ----------------------------------------
                                          2006      2006      2007      2007
3 months ended March 31                  USD'000      %      USD'000      %

Sales & Marketing salaries & commissions       24        12%       10         4%
Advertising & other sales & marketing
 expenses                                      18         9%        4         2%
Rentals                                        20        10%        8         4%
Administrative salaries                        48        23%        5         2%
Corporate overhead                             92        46%      197        88%
                                        ----------------------------------------
                                              202       100%      224       100%
                                        ========================================

For the three months ended March 31, 2007, SG&A expense increased by 11% to $224K, as compared to $202K for the three months ended March 31, 2006.

The increase in SG&A expense in 2007 as compared to 2006 was principally attributable to two factors - cost cutting measures implemented in the quarter ended March 31, 2007 and certain cutoff errors in the recording of corporate overhead in the quarter ended March 31, 2006. During the three months ended March 31, 2007, the Company reduced its sales team as a result of management's reassessment of the manpower required to generate sales and service to the Company's customers and the Company also implemented a firm-wide cost-cutting exercise.

Income Taxes

Income taxes for the three months ended March 31, 2007 were $4K and $92K for the three months ended March 31, 2006. The drop is due to the decrease in sales of the company's digital security imaging systems during the period.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income of the Company's non-wholly-owned subsidiaries. The balance is mainly derived from Shenzhen Golden Anke.

Equity in losses of an associated company represents the Company's proportionate share of the loss of Hainan Property Right Exchange Centre.

Net Income (Loss)

The Company had net loss of $82K during the three months ended March 31, 2007, as compared to a net income of $ 387K during the three months ended March 31, 2006. During the quarters ended March 31, 2007 & 2006, a dividend income of $106K and $ 327K was received from an associated company called Shenzhen International Hi-Tech Property right Exchange Centre and a former associated company called Shanghai Fortune respectively.

Results of Operations - Nine Months Ended March 31, 2007 and 2006

All amounts shown below are presented in US$. As used below, the letter "K" appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the nine months ended March 31, 2007 consisted primarily of the sales of digital security imaging systems by the Company's subsidiary, Shenzhen Golden Anke and the sale of VOIP call minutes by Leader Palace. The balance of the Company's revenues was derived from ChinaE.com Tech, which provides e-commerce solutions. Net revenues for the three months ended March 31, 2006 consisted primarily of the sales of photographic equipment, sales of digital security imaging systems and e-commerce solutions. The term "e-commerce solutions" includes web-site design and development and web-hosting.

                                            Net Revenue         Net Revenue
                                        ----------------------------------------
                                          2006      2006      2007      2007
9 months ended March 31                  USD'000      %      USD'000      %

E-commerce solutions                          148         1%       69         4%
Sale of digital security imaging
 equipments                                10,412        98%      836        49%
VOIP                                            0         0%      815        47%
Sale of photographic equipments                78         1%        2         0%
Consulting                                      1         0%        0         0%
                                        ----------------------------------------
                                           10,639       100%    1,722       100%
                                        ========================================


Total net revenues decreased by 84% to $1,722K during the nine months ended March 31, 2007, as compared to $10,639K during the nine months ended March 31, 2006. The decrease in total net revenues was primarily due to the decrease in sales of digital security imaging systems made through the Company's subsidiary, Shenzhen Golden Anke. The main reason for the decrease in sales during the period is due to the change of product scope of Shenzhen Golden Anke from sales of digital security imaging system to residential surveillance system. This change led to a continuous decrease in sales. Revenues attributable to e-commerce solutions were also decreasing. The wholesales of VOIP minutes is a new business line that started in the quarter ended December 31, 2006 and there is, therefore, no comparative figure. The revenues were derived from two customers. The management anticipates that the revenue for the coming quarter will remain fairly constant.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:



-0-
*T
                                          Cost of Revenue     Cost of Revenue
                                        ----------------------------------------
                                          2006      2006      2007      2007
9 months ended March 31                  USD'000      %      USD'000      %

Salaries of technicians / engineers            76         1%       94         6%
Sale of photographic equipments                72         1%        2         0%
Sale of digital imaging equipments          7,832        98%      724        44%
Depreciation                                    4         0%       13         1%
VOIP                                            0         0%      788        48%
Others                                         41         0%       38         1%
                                        ----------------------------------------
                                            8,025       100%    1,659       100%
                                        ========================================

Cost of revenues decreased by 79% to $1,659K or 96% of net revenues for the nine months ended March 31, 2007, as compared to $8,025K or 75% of net revenues for the nine months ended March 31, 2006.

The principal components of cost of revenues during the three months ended March 31, 2007 were engineer and technician salaries, costs of digital security imaging systems hardware, costs of purchase of VOIP call minutes, other costs associated with engineering and technical staff support and depreciation of equipment utilized in connection with the Company's operations.

The decrease in costs of revenues in 2007 as compared to 2006 was principally attributable to the decrease in sales volume of the Company's digital security imaging systems.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

                                           SG&A Expenses       SG&A Expenses
                                        ----------------------------------------
                                          2006      2006      2007      2007
9 months ended March 31                  USD'000      %      USD'000      %

Sales & Marketing salaries & commissions       76         8%       38         5%
Advertising & other sales & marketing
 expenses                                      70         7%       15         2%
Rentals                                        52         5%       51         6%
Administrative salaries                       117        11%       97        12%
Corporate overhead                            650        67%      615        75%
                                        ----------------------------------------
                                              965       100%      816       100%
                                        ========================================


For the nine months ended March 31, 2007, SG&A expense decreased by 15% to $816K, as compared to $965K for the nine months ended March 31, 2006.

The decrease in SG&A expense in 2007 as compared to 2006 was principally attributable to the firm-wide cost cutting implementation over the past few months, including reduction of headcount of the general staff, a more stringent process of selection of various service-providers and reduction in the remunerations to certain members of top management.

Income Taxes

Income taxes for the nine months ended March 31, 2007 were $12K and $385K for the nine months ended March 31, 2006. The drop is due to the decrease in sales of the company's digital security imaging systems during the period.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income of the non-wholly-owned subsidiaries' results. The balance is mainly derived from Shenzhen Golden Anke.

Equity in losses of an associated company represents the Company's proportionate share of the loss of Hainan Property Right Exchange Centre.

Net Income (Loss)

The Company had net loss of $1,033K during the nine months ended March 31, 2007, as compared to a net income of $ 569K during the nine months ended March 31, 2006. The loss was due to the impairment of goodwill of the subsidiary Shenzhen Golden Anke of $932K, loss of business of Shenzhen Golden Anke. In addition, there was a dividend of $106K received from the associated company called Shenzhen International Hi-Tech Property Right Exchange Centre.

Liquidity and Capital Resources -March 31, 2007

At March 31, 2007, the Company had cash and cash equivalents of $ 717K and working capital of $12,491K, as compared to $789K of cash and cash equivalents and $14,024K of working capital at March 31, 2006.

Net cash used in operating activities was $534K for the nine months ended March 31, 2007, as compared to net cash used in operating activities of $677K for the nine months ended March 31, 2006. The decrease in net cash provided by operating activities in 2007 as compared to 2006 is reflected in the increase in customer deposits.

Net cash used in investing activities was $1,373K for the nine months ended March 31, 2007, consisting of $1,500K of increase in security bond deposit and $25K for the purchase of plant and equipment, offset by repayment of a short term loan of $152K. Net cash used in investing activities were $1,028K for the nine months ended March 31, 2006.

Net cash provided by financing activities was $2,398K from net proceeds from the issuance of new common stock and a one-year loan from a related company for the nine months ended March 31, 2007. The lender is considered related by way of common ownership. Net cash provided by financing activities was $2,498K derived from new issue of common stock during the nine months ended March 31, 2006.

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

Principal Commitments

At March 31, 2007, the Company does not have any material commitments for operating leases or capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements. The Company has no long-term debt at March 31, 2007.

Off-Balance Sheet Arrangements

The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements at March 31, 2007.

ITEM 3.  CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

(1) Hainan Concord Financial Products Co., Ltd.

On December 11, 2004, the Company's wholly subsidiary, IMOT Information Technology (Shenzhen) Ltd. ("IMOT Technology") entered into a stock exchange agreement and a profit guarantee agreement (respectively, the "Stock Swap Agreement" & "Profit Guarantee Agreement") with Guangzhou Di Tai Communication Co. Ltd & Mr. Zai (collectively "Sellers"). The Stock Swap Agreement called for the Company to ultimately issue 5,000,000 shares of common stock in January 2005 in exchange for 80% of the issued and outstanding capital of Hainan Financial Products Development Co., Ltd ("Hainan Financial Products"). Under the Profit Guarantee Agreement, the Sellers guaranteed that the net profit after taxation of Hainan Financial Products for the year ended December 31, 2005 would not be less than Rmb 5,000,000. On February 7, 2005, the Sellers received the share certificates of the 3,000,000 common stocks of the Company from IMOT Technology. In late 2006, IMOT Technology discovered that the profit requirement of Rmb 5,000,000 of Hainan Financial Products had not met and Hainan Financial Products was a shelf company without any registered capital.

In accordance with the terms of Stock Swap Agreement, any dispute in a deadlock situation should be referred to an Arbitration tribunal in Shenzhen to be resolved. As such, IMOT Technology and the Company decided to refer the dispute ("the Dispute") and apply to China International Economic and Trade Arbitration Commission, South China Sub-Commission in Shenzhen ("Arbitration Commission"). On December 20, 2006, Arbitration Commission approved the application. Under the application, IMOT Technology and the Company were named as joint applicants ("the Applicants"); and the Sellers together with Hainan Special Economic Zone Property Rights Exchange Centre and a securities-broker in Hainan province as respondents ("the Respondents"). The three orders sought under this arbitration include rescission of Share Swap Agreement and Profit Guarantee Agreement; return of 3,000,000 shares of common stock of the Company by the Sellers to the Applicants; and to have all the legal costs and other costs incurred in this arbitration to be reimbursed or borne by the Sellers. The share certificate of the remaining 2,000,000 shares common stock is currently under the custody of IMOT Technology.

The Respondents at the same time also applied to a court in Haikou of the Hainan province to request that the Dispute be handled by the court. On April 29, 2007, this court ruled that the Dispute could be subject to its jurisdiction. In response to this ruling, IMOT Technology is currently seeking legal advice for the appeal.

(2) Hainan Special Economic Zone Property Rights Exchange Centre

Pursuant to an agreement (" the Agreement") signed with a third party on December 16, 2003, IMOT Information Technology (Shenzhen) Ltd. ("IMOT Technology") acquired 21% of the issued and outstanding capital of Hainan Special Economic Zone Property Rights Exchange Centre ("Hainan Exchange").

In 2006, Hainan Exchange rejected the request of IMOT Technology to hold a general meeting for its shareholders, and Hainan Exchange also declined to provide any current financial information or reports. In addition, Hainan refused to fulfill certain obligations under the Co-operative Agreement. The Company is currently seeking legal advice as to those matters. The Company believes that Hainan Exchange has contravened its Articles of Association, and IMOT Technology has the right to sue under the current legislation.

(3) Shanghai Newray Photographic Equipment Co. Ltd

In prior years, IMOT Information Technology (Shenzhen) Ltd. ("IMOT Technology") acquired 51% of the issued and outstanding capital of Shanghai Newray Photographic Equipment Co. Ltd ("Shanghai Newray") from Mr. Tang who in turn acts as the trustee of IMOT Technology. On September 30, 2006, the shareholders in a special meeting passed a resolution ("the Resolution") to take action to terminate the operation of Shanghai Newray. On November 2, 2006, Shanghai Newray set up a liquidation working team to take over the operations with one of its duties being to commence all the necessary procedures for the members' voluntary liquidation.

Mr. Zhu, as the legal representative, the manager and the executive director of Shanghai Newray, refused to comply with all the requests of the liquidation working team, resulting in delay of the liquidation procedures. On January 18, 2007, Mr. Tang took civil action under the Companies Law against Mr. Zhu. Under this action, Mr. Zhu Wei was requested to comply with the Resolution passed on September 30, 2006 to reimburse legal and other related costs of Rmb 30,000 incurred by Mr. Tang for this case, and also to bear all the court costs to be incurred.

On January 24, 2007, Shanghai Hongkou District Court accepted the case. As of today, the procedure for the exchange of evidence between the plaintiff and the defendant has completed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

      Not applicable.

Item 3.  Defaults Upon Senior Securities.

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5.  Other Information.

On May 15, 2007, we dismissed E. Randall Gruber, CPA, PC ("Gruber") as the Company's independent accountant. The decision to change accountants was recommended and approved by the board of directors of the registrant.

Gruber's audit report on the financial statements of the Company as of and for the two most recent years in the period ended June 30, 2006 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During our two most recent fiscal years and any subsequent interim period preceding the dismissal of Gruber, there were no disagreements with Gruber on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of Gruber, would have caused Gruber to make reference to the subject matter of the disagreement(s) in connection with its report.

During our two most recent fiscal years and any subsequent interim period preceding the dismissal of Gruber, there have been no reportable events of the type required to be disclosed by Item 304(a)(1)(v) of Regulation S-K.

The Company has provided Gruber with a copy of the disclosures it is making in response to Item 304(a) of Regulation S-K. The Company has requested that Gruber review the disclosure and furnish the Company with a letter addressed to the Commission stating whether it agrees with the statements made by the Company in response to Item 304(a) of Regulation S-K and, if not, stating the respects in which it does not agree. Such letter will be filed by amendment as an exhibit to this Report upon receipt of the same.

On May 15, 2007, the Company engaged Samuel H. Wong & Company, LLP ("Wong") as its new independent accountant. Prior to the engagement, and for the preceding two most recent fiscal years and any subsequent interim period prior to the engagement, the registrant did not consult with Wong regarding either: the application of accounting principles to any specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant's financial statements, and where either a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was either the subject of a disagreement (as defined in paragraph
(a)(1)(iv) and the related instructions of item 304 of Regulation S-K) or a reportable event (as described in paragraph (a)(1)(v) of item 304 of Regulation S-K).

Item 6.  Exhibits

    Exhibit Number      Description of Exhibit
    --------------      ----------------------
         2.1            Articles of Merger (1)
         3.1            Articles of Incorporation (1)
         3.2            Bylaws (1)
         10.1           Employment Agreement, dated March 12, 2004, between Intermost Corporation and Andy Lin (2)
         10.3           Cooperative Agreement re: formation of Jiayin E-Commerce joint venture (1)
         10.4           Agreement Regarding Transfer of Properties on 38th Floor, Guomao Building (3)
         10.5           Shareholding Transfer Agreement dated May 23, 2003 between IMOT Information Technology
                        (Shenzhen) Ltd. and Shanghai Newray Business Development Co., Ltd. (4)
         10.6           Share Transfer Agreement among IMOT Information Technology (Shenzhen)  Ltd., Shenzhen
                        Golden Anke Technology Co. Ltd., Intermost Corporation, Tu Guoshen and Li Zhiquan (5)
         10.7           Sale and Purchase Agreement among IMOT Information Technology (Shenzhen)  Ltd., Shanghai
                        Fortune Venture Limited, North Shanghai Branch of Shanghai Technology Property Right
                        Exchange Center and Intermost Corporation (6)
         10.8           Distributorship Agreement dated November 28, 2002 between KanHan Technologies Limited and ChinaE.com Information Technology Ltd. (7)
         10.9           Intermost Corporation 2003 Equity Incentive Plan (8)
         10.10          Share Transfer Agreement dated March 31, 2004 between IMOT Information Technology
                        (Shenzhen) Ltd. and Tu Guoshen and Li Zhiquan for the acquisition of 51% of the Golden
                        Anke Technology, Ltd. (9)
         10.11          Share Transfer Agreement dated December 8, 2004 between IMOT Information Technology
                        (Shenzhen) Ltd. and Shenzhen Merchant Technology Investment Co., Ltd. for the acquisition of 15% of Shenzhen International Hi-Tech Exchange (9)
         10.12          Share Exchange Agreement dated December 11, 2004 between IMOT Information Technology
                        (Shenzhen) Ltd. and Guangzhou Digital Communication Co., Ltd. and Zhai Xiya for the
                        acquisition of 80% of Hainan Concord Financial Products Development Co. Ltd. (9)
         16.1           Letter re: Change in Certifying Accountants *
         31.1           Certification of the Chief Executive Officer required by Rule 13a-14(a) of the
                        Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002. *
         31.2           Certification of the Chief Financial Officer required by Rule 13a-14(a) of the
                        Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002.*
         32.1           Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *32.2
         32.2           Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.

(1)      Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form 10-SB (Commission File No. 0-30430).
(2)      Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on March 25, 2004.

(3)      Incorporated by reference to the respective exhibits filed with the Registrant's Quarterly Report on
         Form 10-QSB for the quarter ended March 31, 2000.
(4)      Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on June 9, 2003.
(5)      Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on August 17, 2004.
(6)      Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on April 26, 2004.
(7)      Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 filed with the SEC on February 14, 2003.
(8)      Incorporated by reference to the Registrant's Proxy Statement filed with the SEC on January 6, 2004.
(9)      Incorporated by reference to the Exhibit filed with Form 10-KSB, amendment No. 1 for the year ended
         June 30, 2005.

                                  RISK FACTORS

In addition to other information in this Form 10-QSB, including many risks presented in our Management's Discussion and Analysis, the following risk factors should be carefully considered in evaluating our business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control. The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this 10-QSB, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

We face significant risks, and the risks described below may not be the only risks we face. Additional risks that we do not know of or that we currently consider immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be harmed and the trading price of our common stock could decline.

If we deliver products with defects, our credibility will be harmed and the sales and market acceptance of our products will decrease.

Our product and services are complex and may at times contained errors, defects and bugs. If we deliver products with errors, defects or bugs, our credibility and the market acceptance and sales of our products would be harmed. Further, if our products contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate such problems. We may agree to indemnify our customers in some circumstances against liability arising from defects in our products. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We carry product and information liability and errors and omissions insurance, but in the event that we are required to defend more than a few such actions, or in the event that we are found liable in connection with such an action, our business and operations may be severely and materially adversely affected.

We compete with large companies.

We operate in a highly competitive industry. Although we believe that some of our technology is unique, can be protected, and, if adopted, will confer benefits that will be otherwise unavailable for some time, we face very large competitors with greater resources who may adopt various strategies to block or slow our market penetration, thereby straining our more limited resources. We are aware of efforts by competitors to introduce doubt about our financial stability as we compete to make sales and win customers and business. Large competitors may also seek to hinder our operations through attempts to recruit key staff with exceptionally attractive terms of employment, including signing bonuses, or by offer of highly competitive terms to potential or newly acquired customers.

We will need to continue our product development efforts.

We believe that our market will be characterized by increasing technical sophistication. We also believe that our eventual success will depend on our ability to continue to provide increased and specialized technical expertise. There is no assurance that we will not fall technologically behind competitors with greater resources. Although we believe that we enjoy a lead in our product development, and are hopeful that our patents provide some protection, we will likely need significant additional capital in order to continue to enjoy such a technological lead over competitors with more resources.

If we are unable to protect our intellectual property, our competitive position would be adversely affected.

We may rely on patent protection, as well as trademark and copyright law, trade secret protection and confidentiality agreements with our employees and others to protect our intellectual property. Despite our precaution, unauthorized third parties may copy our products and services or reverse engineer or obtain and use information that we regard as proprietary. We have filed eleven patent applications with the United States Patent and Trademark Office and intend to file more. Six patents have been granted; however, we do not know if the remaining applications will be granted or whether we will be successful in prosecuting any future patents. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and third parties may infringe or misappropriate our patents, copyrights, trademarks and similar proprietary rights. If we fail to protect our intellectual property and proprietary rights, our business, financial condition and results of operations would suffer. We believe that we do not infringe upon the proprietary rights of any third party, and no third party has asserted an infringement claim against us. It is possible, however, that such a claim might be asserted successfully against us in the future. We may be forced to suspend our operations to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, all of which would materially adversely affect our business.

We focus on the research and development of our proprietary technologies and the marketing of our first product.

We believe that these technologies are the basis for marketable commercial products. However, there can be no assurance of this, and it is possible that our proprietary technologies and products will have no commercial benefit or potential. In addition, from our inception to the present, we have not recognized any substantial operating revenues.

We depend on our key personnel and may have difficulty attracting and retaining the skilled staff we need to execute our growth plans.

Our success will be dependent largely upon the efforts of our management team. The loss of key staff could have a material adverse effect on our business and prospects. To execute our plans, we will have to retain current employees. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense. We may not be successful in retaining such qualified personnel. Specifically, we may experience increased costs in order to retain skilled employees. If we are unable to retain experienced employees as needed, we would be unable to execute our business plan.

We may face rapid technological change.

The market for our products and services may be characterized by rapidly changing technologies, extensive research and the introduction of new products and services. We believe that our future success will depend in part upon our ability to continue to enhance our existing products and to develop, manufacture and market new products and services. As a result, we expect to continue to make a significant investment in engineering, research and development. There can be no assurance that we will be able to develop and introduce new products and services or enhance our initial products in a timely manner to satisfy customer needs, achieve market acceptance or address technological changes in our target markets. Failure to develop products and services and introduce them successfully and in a timely manner could adversely affect our competitive position, financial condition and results of operations.

If we experience rapid growth, we will need to manage such growth well.

We may experience substantial growth in the size of our staff and the scope of our operations, resulting in increased responsibilities for management. To manage this possible growth effectively, we will need to continue to improve our operational, financial and management information systems, will possibly need to create entire departments that do not now exist, and hire, train, motivate and manage a growing number of staff. Due to a competitive employment environment for qualified technical, marketing and sales personnel, we expect to experience difficulty in filling our needs for qualified personnel. There can be no assurance that we will be able to effectively achieve or manage any future growth, and our failure to do so could delay product development cycles and market penetration or otherwise have a material adverse effect on our financial condition and results of operations.

We could face information and product liability risks and may not have adequate insurance.

Our products may be used in connection with critical business applications. We may become the subject of litigation alleging that one or more of our products are ineffective or disruptive in our treatment of data, or with regard to critical business information. Thus, we may become the target of lawsuits from injured or disgruntled businesses or other users. In the event that we are required to defend more than a few such actions, or in the event that it is found liable in connection with such an action, our business and operations may be severely and materially adversely affected.

Future profitability is not guaranteed.

We have not recognized any substantial operating revenues to date. Assuming we can attract sufficient financing, and revenues increase, there is no assurance that our plans will be realized or that we will achieve break-even status or profitability in the future.

Changes to financial accounting standards may affect our results of operations and cause us to change business practices.

We prepare financial statements in conformity with U.S. generally accepted accounting principles. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the SEC and various other bodies formed to interpret and create appropriate accounting principles. A change in those principles can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conducts business. For example, accounting principles affecting many aspects of our business, including rules relating to equity-related compensation, have recently been revised. The Financial Accounting Standards Board and other agencies finalized changes to U.S. generally accepted accounting principles that required us, starting January 1, 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We will have significant ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce net income or increase losses. In addition, since we historically used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive and therefore make it more difficult to attract and retain employees.

There is a limited market for our common stock.

Our common stock is not listed on any exchange and trades in the over-the-counter (the "OTC") market. Additionally, one stockholder holds a majority of our stock. As such, the market for our common stock is limited and is not regulated by the rules and regulations of any exchange. Further, the price of our common stock and its volume in the OTC market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock trades relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them. The market price of our common stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

     o    sales, sales cycle and market acceptance or rejection of our product;
     o    economic conditions within our industry;
     o our failure to meet performance estimates or the performance estimates of securities analysts;
     o the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof; and
     o domestic and international economic, business and political conditions.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to and reporting on these assessments. If we fail to adequately maintain compliance with, or maintain the adequacy of, our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment of the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

                                   SIGNATURES

In accordance with Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2007

                                        INTERMOST CORPORATION


                                        By: /s/DENG XIANG XIONG
                                            Deng Xiang Xiong
                                            Acting Chief Executive Officer


                                        By: /s/ CHEN SYH KWAN
                                            Chen Syh Kwan
                                            Chief Financial Officer