Form 10KSB
INTERMOST CORP
filed 2007-10-26
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 0-30430

 INTERMOST CORPORATION
(Name of Small Business Issuer in its charter)

Wyoming	87-0418721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31st Floor, B31-23 Guomao Building, Renmin Rd. (South),
                             Shenzhen, China 518001
(Address of principal executive offices)(Zip code)

Issuer’s telephone number:  86 755 822 10238

Securities to be registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which each is registered
None	None

Securities to be registered pursuant to Section 12(g) of the Act:

  Common Stock, $0.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year.  $4,549,840

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid price and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act).  As of September 9, 2007 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $24,182,461, based on the average bid and asked price of such common stock as reported on the NASD Bulletin Board system.  Shares of common stock held by each officer and director and each person who owns more than 10% or more of the outstanding common stock have been excluded because these persons may be deemed to be affiliates.  The determination of affiliate status for purpose of this calculation is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of September 9, 2007 was 215,370,278.

Transition Small Business Disclosure Format:  Yes ☐  No ☒

Note Regarding Forward Looking Statements

 This Annual Report on Form 10-KSB and any information incorporated herein by reference contain “forward-looking statements.”  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, would likely cause our results to differ materially from those expressed or implied by such forward-looking statements.  Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “could,” “should,” hope,” “seek,” “may,” and other similar expressions (including their use in the negative) identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, the following:

•	our lack of capital and whether or not we will be able to raise capital when we need it,

•	government regulation of the Internet and Internet services in China,

•	our ability to successfully compete in our markets and industries,

•	our ability to find suitable acquisition targets and, once acquired, to integrate these acquisitions into our business;

•	adverse changes to the political, economic or social conditions in China

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

These statements include, but are not limited to, statements under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other sections in this Annual Report.  You should be aware that the occurrence of any of the events discussed under the heading “Risk Factors” and elsewhere in this Annual Report could substantially harm our business, results of operations and financial condition.  If any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this Annual Report are intended to be applicable to all related forward-looking statements wherever they may appear in this Annual Report.  We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.

Information on Currency Translation

All amounts are in Renminbi (“Rmb”) unless indicated to be in United States Dollars (“$” or “US$”). Our sales are principally in Renminbi. The translation of Renminbi amounts into US dollars are for reference purposes only and have been made at the exchange rate of Rmb7.6248 for US$1.  The People’s Bank of China sets and publishes daily a base exchange rate with reference primarily to the supply and demand of Renminbi against the United States dollar in the market during the prior day.  The People’s Bank of China also takes into account other factors such as the general conditions existing in the international foreign exchange markets.  Although Chinese governmental policies were introduced in 1996 to reduce restrictions on the convertibility of Renminbi into foreign currency for current amount items, conversion of Renminbi into any other currency for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration for Foreign Exchange.  Renminbi which had been tightly pegged at Rmb8.28 for US$1 for the previous decade, was revalued on July 21, 2005 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States.  The Peoples Bank of China also announced that the Renminbi would be pegged to a basket of foreign currencies, rather then being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble.  The translation of Renminbi amounts in this Annual Report on Form 10-KSB is not a representation that the Renminbi amounts could actually be converted into United States dollars at that rate or at any other rate on that date or on any other date.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

History and Development of the Company

Intermost Corporation (as used in this Annual Report on Form 10-KSB, unless the context otherwise requires, the terms “we,” “us,” “the Company,” “IMOT,” and “Intermost” refer to Intermost Corporation and its subsidiaries) was incorporated as La Med Tech, Inc. under the laws of the State of Utah on March 6, 1985.  The Company changed its name to Entertainment Concepts International in 1987, to Lord & Lazarus, Inc. in 1988, and to Utility Communication International, Inc. in 1996.

From the date of incorporation through October 1998, the Company’s operations were limited to efforts to identify and acquire, or merge with, one or more operating businesses.  In October 1998, the Company acquired all of the issued shares of Intermost Limited, a British Virgin Islands Company (“IML”), by issuing to the then shareholders of IML a total of 4,970,000 shares of the Company’s common stock, par value $0.001 per share (the “Merger”).  Following the Merger, (i) IML became a wholly-owned subsidiary of the Company, (ii) the shareholders of IML held 58.7% of all issued and outstanding shares of the Company, (iii) the Company changed its name to Intermost Corporation, (iv) the Company terminated all its prior business activities and adopted IML’s business plan, and (v) all officers and directors of the Company resigned and were replaced by officers and directors of IML.

In February 2003, the Company reincorporated from Utah to the State of Wyoming.

IML was incorporated in January 1998 to develop a Chinese-language Internet business portal and to render services in connection therewith in the People’s Republic of China (“China”).  During the period following the Merger, the Company entered into agreements with, and completed acquisitions of, some businesses that provided or supported Internet services in an effort to implement this business plan.  The Company also endeavored to develop its own Internet services businesses, including e-commerce business solutions.  However, the global decline in the demand for Internet services after mid-2000, which resulted in a significant economic slowdown that affected many of the companies with whom we do business, materially undermined the effectiveness of our efforts.  While we continued (and still continue) to offer web design and hosting services to customers in China through our subsidiary, ChinaE.com Information Technology Ltd. (“ChinaE”), we also began to look for ways to diversify or expand our business.

In November 2002 ChinaE purchased eight licenses for HanWEB Publishing Server 3.0, an online real time translation engine that translates traditional Chinese characters, used in most of the world, to simplified Chinese characters, which are used only in China, and vice versa, and six licenses for HanVoice Web to Phone Server 1.0, a real time Internet to telephone conversion server for Cantonese, Putonghua and English.  These were purchased from KanHan Technologies Ltd. (“KanHan”) at a cost of $150K.  The Company was one of two distributors of these licenses in China.

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

In May, 2003, the Company’s wholly owned subsidiary, IMOT Information Technology (Shenzhen) Ltd. (“IMOT Technology”), received approval from the governments of Shenzhen and Shanghai to its proposed acquisition of 51% of the issued and outstanding shares of Shanghai Newray Photographic Equipment Co., Ltd. (“Shanghai Newray”) from Shanghai Newray Business Development Co., Ltd. (“Shanghai Newray Business”), the owner of 75.5% of the issued and outstanding capital stock of Shanghai Newray.  Shanghai Newray is located in Shanghai and is engaged in the sale of digital photographic equipment.  Approval of the governments of Shenzhen and Shanghai was required to complete the acquisition, which was memorialized by a Shareholding Transfer Agreement entered into on May 23, 2003 between IMOT Technology and Shanghai Newray Business.

Pursuant to the Shareholding Transfer Agreement, IMOT Technology paid Shanghai Newray Business Rmb200,000 (approximately $24,000) in cash to reimburse Shanghai Newray Business for certain expenses related to the acquisition and agreed to transfer to Shanghai Newray Business 4,000,000 shares of the Company’s restricted common stock.  The cash used to reimburse Shanghai Newray Business for its expenses was paid with the Company’s funds.

On October 3, 2003 IMOT Technology entered into an agreement for the acquisition of 25% of the issued and outstanding shares of Shanghai Fortune Venture Limited (“Shanghai Fortune”) from certain shareholders of Shanghai Fortune.  Shanghai Fortune has the right to operate equity exchange transactions in Shanghai, and through its investment in Xi’an Assets and Equity Exchange, operate an equity exchange in Xi’an. In China, equity, including intellectual property rights, may be listed on and transferred through such exchanges.  The share transfer was approved by the government of Shanghai on April 12, 2004.  The consideration for this acquisition was Rmb600,000, approximately $72,464, in cash plus 10 million shares of our restricted common stock.  The value of the common stock was determined to be $0.24 per share, based upon the average of the closing prices for the 10-day period from September 22, 2003 to October 1, 2003.  The shares were issued on April 14, 2004.

On May 23, 2006, IMOT signed an agreement to sell the 25% shareholding investment in Shanghai Fortune to Mr. Li Laohu.  The net asset value of Shanghai Fortune as at December 31, 2005, the latest audited financial statements date, was Rmb 21,957,791.  The consideration received by IMOT for the sale of the 25% shareholding was agreed at redemption of 6,500,000 shares of restricted common stock of IMOT with a value of US$0.18 per share, which was the closing price of IMOT share of common stock as at May 23, 2006, held and transferred by Mr. Li Laohu, Mr. Li Xiaoqin and Ms. Huang Xiujuan.

Since December 6, 2002, Shanghai Fortune has been an official registered member of the Shanghai Technology Exchange (the “STE”) and was entitled to conduct exchange business with the STE. The STE was the major entity in the Shanghai Equity Exchange Market.  Shanghai Fortune had the exclusive right to manage and operate the North Shanghai Branch (the “NSB”) of the STE. The NSB had the right to conduct the same exchange business as STE and share 80% of the profits with the STE.

Shanghai Fortune was also a founder and major participant in the Yangtze River Delta Equity Exchange Market Place (the “YRDE”).  The YRDE included more than 14 major exchanges in Shanghai and the surrounding cities and was the largest equity exchange market place in China.

However, in December 2003, the STE and another exchange were merged into the Shanghai United Assets and Equity Exchange (the “SUAEE”).  The SUAEE is a non-profit government-sponsored organization.

As a result of the merger of the STE, although Shanghai Fortune continues to maintain its membership, it is currently still unclear how the NSB and the YRDE will conduct business going forward, and how Shanghai Fortune will participate in the equity exchange markets following the issuance of final regulations by the local PRC government.  Due to the uncertainty of the content and timing of governmental regulations, IMOT entered into the May 23, 2006 agreement for the sale of its interest in Shanghai Fortune

On August 10, 2004, all necessary government approvals were obtained to complete the transfer of 51% of the issued and outstanding shares of Golden Anke Technology Ltd. (“Golden Anke”) from two of its shareholders, Tu Guoshen and Li Zhiquan, to IMOT Technology.  Pursuant to the Share Transfer Agreement signed on March 31, 2004 among IMOT Technology, Intermost, Golden Anke, Tu Guoshen and Li Zhiquan, the purchase price paid for the stock was $3.24 million.  On August 10, 2004 we issued to the selling shareholders 12 million shares of our common stock, in full payment of the purchase price.  The value of our common stock was determined by applying a 20% discount to the average closing price during the period from January 20 to March 19, 2004.  Golden Anke is a leading digital security imaging system provider operating in China.  Golden Anke offers a variety of solutions in video surveillance, digital image processing and compression, Internet image transfer and imaging security systems.  We recently sold approximately two percent (2%) of the outstanding shares in Golden Anke to an unaffiliated minority stockholder so that this minority stockholder could seek an independent listing of Golden Anke on a UK exchange thus reducing our ownership from approximately 51% to approximately 49%.

In September 2, 2004, IML incorporated a 100% owned subsidiary, ChinaE.com Technology (Shenzhen) Ltd. (“ChinaE Tech”), to take over the business of ChinaE to provide and support Internet services including, but not limited to, web-hosting, web design, domain name registration and software development.

On December 8, 2004, IMOT Technology entered into an agreement for the acquisition of 15% of the issued and outstanding shares of Shenzhen International Hi-Tech Exchange (“Hi-Tech Exchange”) from Shenzhen Merchant Technology Investment Co., Ltd.  Hi-Tech Exchange is an enterprise authorized by the PRC government to carry out business in the transfer of hi-tech property rights and corporate equity interests.  The share transfer was approved by the government of Shenzhen on February 25, 2005.  The consideration for this acquisition was 2,470,355 shares of our common stock.  The value of the common stock was determined to be $0.22 per share based upon the average of the closing prices for the period from October 18, 2004 to November 18, 2004.  The shares were issued on February 28, 2005.  Subsequently, on December 8, 2006, we redeemed all of these 2,470,355 shares for an aggregate redemption price of US$805,214.75.

On January 6, 2005, all necessary government approvals were obtained to complete the transfer of 80% of the issued and outstanding shares of Hainan Concord Financial Products Development Co., Ltd. (“Hainan Concord”) from Guangzhou Ditai Communication Co., Ltd. and Zhai Xiya to IMOT Technology.  Pursuant to the Share Transfer Agreement signed on December 11, 2004 the purchase price paid for the stock was $917,874.  On January 12, 2005 we issued to the selling shareholders 5,000,000 shares of our restricted common stock, in full payment of the purchase price.  The value of our common stock was determined by applying a 15% discount to the average closing price for the 10 day trading period from November 16, 2004 to November 30, 2004.  Hainan Concord’s principal business is to issue and manage multi-functional membership cards for the people who participate in private equity exchange in Hainan.  Hainan Concord also provides financial institutions with research and development services for their financial products and instruments.

On October 19, 2005, all necessary government approvals were obtained to complete the transfer of 21% of the issued and outstanding shares of Hainan Special Economic Zone Equity Exchange Center (the “Exchange Center”) from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Keensheng Science and Technology Development Co., Ltd. Pursuant to the Stock Exchange Agreement, the Company issued to the Exchange Stockholders 5,000,000 shares of the Company’s common stock having a value of RMB8,799,350 (approximately US$1,085,000).  The consideration for the transaction was agreed to after arm’s-length negotiations between the parties, which are unrelated to each other.  On October 19, 2005, we issued to the selling shareholders 5,000,000 shares of our common stock, in full payment of the purchase price.

On July 13, 2006, IML incorporated a 100% owned subsidiary, Leader Palace International Ltd. (“LPI”), to explore businesses in Taiwan region.  LPI started to negotiate an investment in touch panel manufacturing and such acquisition was still ongoing.

Management is continuing efforts to identify and explore acquisition, merger and development opportunities.

Products and Services

Internet Services

Through ChinaE Tech, our wholly-owned subsidiary, we offer web design, web hosting, domain name registration, software development and office automation software to our clients.  We operate within what is commonly referred to as the “business-to-business” segment of the Internet market, where products and services are offered principally to businesses, as compared to the “business-to-consumer” segment of the Internet services market, where products and services are offered to consumers directly.

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

Digital Imaging System

Shanghai Newray is a wholesaler of various brands of consumer digital photographic equipment, including traditional 35mm cameras, digital cameras and camera accessories.

For fiscal year ended 2006 through Golden Anke, we have our digital imaging services business in digital imaging security systems for offices, department stores and shopping malls.  Since IML has sold approximately 2% of the outstanding shares of Golden Anke to a minor shareholder and our ownership in Golden Anke has decreased to approximately 49% of the issued and outstanding stock, in accordance with GAAP the sales revenue of Golden Anke has not incorporated into our consolidated revenues.  The result of activities of Golden Anke during 2007 is shown under “Equity in earnings of an associated company”.

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

Our subsidiary, Hainan Concord’s principal business is to issue and manage multi-functional membership cards for the people who participate in private equity exchange in Hainan, and has an exclusive agreement with Hainan Exchange Centre Non-Public Company Registration Co., Ltd. to issue multi-functional membership and credit cards to their members.

Through our 15% investment in Hi-Tech Exchange and 21% investment in Exchange Center, we have further expanded our investment in Shenzhen and Hainan, China.  Hi-Tech Exchange and Exchange Center are authorized by the government of China to engage in the business of transferring equity and corporate equity interests in Shenzhen and Hainan.

At this time the various equity exchanges in China work, for the most part, independently of one another.  We believe that this is inefficient.  We are in the process of using our software technology to develop, and we hope to eventually implement, an electronic information and trading platform for equity exchanges that will enable the flow of information regarding rights transfers, as well as payments, among the different equity exchanges in China, including those owned and operated by Hi-Tech Exchange and Exchange Center.

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

China has enacted regulations governing Internet connection and the distribution of information via the Internet.  Pursuant to Article 6 of the Revised Provisional Regulations Governing the Management of Chinese Computer Information Networks Connected to International Networks, individuals or entities operating computer networks within China, which are connected to the Internet and conduct international information exchange, must use the international access channels provided by the Ministry of Information Industry (“MII”) and obtain various licenses and approvals.  Our relevant subsidiaries have secured the necessary licenses and approvals, and access the Internet through ChinaNet, an approved channel of MII.

The operation of our equity exchange will be largely dependent upon the development of China’s policies and laws relating to the transfer of private and state-owned equity.  The transfer and management of state-owned equity are subject to the supervision of the Administrative Bureau of State-owned Assets, whereas the equity of privately-owned enterprises must be transferred in compliance with the Company Law and related regulations.

According to the Provisional Procedures on the Administration of the Transfer of State-owned Equity in Enterprises, all the transfers of state-owned equity must be carried out through duly authorized equity exchange centers.  NSB and Xi’an Assets and Equity Exchange have secured the necessary licenses and approvals for their operations and qualify to transfer state-owned equity.

We work diligently to assure compliance with all applicable regulations which impact our business, including cooperating with the MII, the Ministry of Public Security and the Administrative Bureau of State-owned Assets.  There can be no assurance, however, that additional regulations will not be enacted that might adversely affect our operations.

Employees

As of June 30, 2007, we employed 37 full-time employees consisting of 2 management executives, 16 engineering and technical staff, 13 administrative and clerical staff, and 6 sales persons.  None of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes.  We do not provide any special benefit or incentive programs for our employees.  We believe that we enjoy good relations with all of our employees.

RISK FACTORS

In addition to other information in this Form 10-KSB, including many risks presented in our Management’s Discussion and Analysis, the following risk factors should be carefully considered in evaluating our business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control.  The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition.  As a result of the risk factors set forth below and elsewhere in this 10-KSB, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

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

Our success depends on identifying and closing acquisitions of emerging and growing businesses in China.

Our success is largely dependent on our identifying good acquisition targets, negotiating and structuring transactions that are beneficial to us, closing those transactions, finding suitable management to operate those businesses and successfully operate and grow the businesses we acquire.

We must work cooperatively with governmental authorities.

We are engaged in business in a country with a planned economy heavily influenced by government activities and we must work cooperatively with a variety of national, federal, regional, state, provincial, and local government authorities and entities.  The economy of China differs significantly from the economies of the “western” industrialized nations in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others.  Only recently has the Chinese government encouraged substantial private economic activities.  The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions.  Actions by the Chinese government to control inflation have significantly restrained economic expansion in the recent past.  Similar actions by the Chinese government in the future could have a significant adverse effect on economic conditions in China and the results of operations of the Company.

If we deliver products with defects, our credibility will be harmed and the sales and market acceptance of our products will decrease.

Our products and services are complex and may at times contained errors, defects and bugs.  If we deliver products with errors, defects or bugs, our credibility and the market acceptance and sales of our products would be harmed.  Further, if our products contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate such problems.  We may agree to indemnify our customers in some circumstances against liability arising from defects in our products. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We carry product and information liability and errors and omissions insurance, but in the event that we are required to defend more than a few such actions, or in the event that we are found liable in connection with such an action, our business and operations may be severely and materially adversely affected.

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

Our common stock is not listed on any exchange and trades in the over-the-counter (the “OTC”) market.  Additionally, one stockholder holds a majority of our stock.  As such, the market for our common stock is limited and is not regulated by the rules and regulations of any exchange. Further, the price of our common stock and its volume in the OTC market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock trades relatively thinly.  If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our common stock.  Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them.  The market price of our common stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

•	sales, sales cycle and market acceptance or rejection of our product;
•	economic conditions within our industry;
•	our failure to meet performance estimates or the performance estimates of securities analysts;
•	the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof; and
•	domestic and international economic, business and political conditions.

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

ITEM 2.                      DESCRIPTION OF PROPERTY

Our principal office consists of approximately 6,000 square feet of office space that is located at 31st Floor, B3101-3105 and B3123-3127 Guomao Building, Renmin Rd. (South), Shenzhen, China 518014.  The premises are leased from an unrelated third party with rental payments and management fees of approximately $56,000 per year.  This lease will expire in August 2008.

Our representative office in Hong Kong consists of approximately 200 square feet of office space located at Suite 5204, Central Plaza, Hong Kong.  The premises are leased from a related third party with free rental.

All of our office facilities are in good condition and we believe they are adequate to support our operations for the foreseeable future.

ITEM 3.                      LEGAL PROCEEDINGS

We are a party to the following legal proceedings:

(1) Hainan Concord Financial Products Co., Ltd.

On December 11, 2004, the Company’s wholly subsidiary, IMOT Information Technology (Shenzhen) Ltd. (“IMOT Technology”) entered into a stock exchange agreement and a profit guarantee agreement (respectively, the “Stock Swap Agreement” & “Profit Guarantee Agreement”) with Guangzhou Di Tai Communication Co. Ltd & Mr. Zai (collectively “Sellers”).  The Stock Swap Agreement called for the Company to ultimately issue 5,000,000 shares of common stock in January 2005 in exchange for 80% of the issued and outstanding capital of Hainan Financial Products Development Co., Ltd (“Hainan Financial Products”).  Under the Profit Guarantee Agreement, the Sellers guaranteed that the net profit after taxation of Hainan Financial Products for the year ended December 31, 2005 would not be less than Rmb 5,000,000.  On February 7, 2005, the Sellers received the share certificates of the 3,000,000 common stocks of the Company from IMOT Technology.  In late 2006, IMOT Technology discovered that the profit requirement of Rmb 5,000,000 of Hainan Financial Products had not met and Hainan Financial Products was a shelf company without any registered capital.

In accordance with the terms of Stock Swap Agreement, any dispute in a deadlock situation should be referred to an Arbitration tribunal in Shenzhen to be resolved.  As such, IMOT Technology and the Company decided to refer the dispute (“the Dispute”) and apply to China International Economic and Trade Arbitration Commission, South China Sub-Commission in Shenzhen (“Arbitration Commission”).  On December 20, 2006, Arbitration Commission approved the application.  Under the application, IMOT Technology and the Company were named as joint applicants (“the Applicants”); and the Sellers together with Hainan Special Economic Zone Property Rights Exchange Centre and a securities-broker in Hainan province as respondents (“the Respondents”).  The three orders sought under this arbitration include rescission of Share Swap Agreement and Profit Guarantee Agreement; return of 3,000,000 shares of common stock of the Company by the Sellers to the Applicants; and to have all the legal costs and other costs incurred in this arbitration to be reimbursed or born by the Sellers.  The share certificate of the remaining 2,000,000 shares common stock is currently under the custody of IMOT Technology.

The Respondents at the same time also applied to a court in Haikou of the Hainan province to request that the Dispute be handled by the court.  On April 29, 2007, this court ruled that the Dispute could be subject to its jurisdiction.  IMOT Technology appealed to the Haikou Intermediate Court arguing that the dispute should be under the jurisdiction of the Arbitration Commission.  On August 16, the Haikou Intermediate Court made a final decision that the Dispute should be under the jurisdiction of the Arbitration Commission,  The Arbitration Commission is arranging for a trial date for the Dispute

(2) Hainan Special Economic Zone Property Rights Exchange Centre

Pursuant to an agreement (“ the Agreement”) signed with a third party on December 16, 2003, IMOT Information Technology (Shenzhen) Ltd. (“IMOT Technology”) acquired 21% of the issued and outstanding capital of Hainan Special Economic Zone Property Rights Exchange Centre (“Hainan Exchange”).

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

(3) Shanghai Newray Photographic Equipment Co. Ltd

In prior years, IMOT Information Technology (Shenzhen) Ltd. (“IMOT Technology”) acquired 51% of the issued and outstanding capital of Shanghai Newray Photographic Equipment Co. Ltd (“Shanghai Newray”) from Mr. Tang who in turn acts as the trustee of IMOT Technology, holding shares in Shanghai Newray on behalf of IMOT Technology.  On September 30, 2006, the shareholders in a special meeting passed a resolution (“the Resolution”) to take action to terminate the operation of Shanghai Newray.  On November 2, 2006, Shanghai Newray set up a liquidation working team to take over the operations with one of its duties being to commence all the necessary procedures for the members’ voluntary liquidation.

Mr. Zhu, as the legal representative, manager and the executive director of Shanghai Newray, refused to comply with all the requests of the liquidation working team, resulting in delay of the liquidation procedures.  On January 18, 2007, Mr. Tang took civil action under the Companies Law against Mr. Zhu.  Under this action, Mr. Zhu Wei was requested to comply with the Resolution passed on September 30, 2006 to reimburse legal and other related costs of Rmb 30,000 incurred by Mr. Tang for this case, and also to bear all the court costs to be incurred.

On January 24, 2007, Shanghai Hongkou District Court accepted the case.   Recently discovery was completed.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were put before our shareholders for a vote during the last quarter of our fiscal year.

PART II

ITEM 5.                     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the National Association of Securities Dealers, Inc. Over-The-Counter Electronic Bulletin Board (the “OTC Bulletin Board”), and is traded under the symbol “IMOT”.

The following table represents the high and low bid prices for our common stock on the OTC Bulletin Board for each quarter during the last two fiscal years.

	High	Low

Fiscal 2006

Quarter ended September 30, 2005	0.24	0.07
Quarter ended December 31, 2005	0.13	0.07
Quarter ended March 31, 2006	0.3	0.08
Quarter ended June 30, 2006	0.18	0.11

Fiscal 2007

Quarter ended September 30, 2006	0.16	0.09
Quarter ended December 31, 2006	0.11	0.08
Quarter ended March 31, 2007	0.5	0.097
Quarter ended June 30, 2007	0.28	0.145

The above bid information is obtained from the “Finance” section of yahoo.com and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of September 25, 2007, there were approximately 629 holders of record of the Company’s common stock.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

We have never declared or paid any cash dividend on our common stock and do not expect to declare or pay any cash dividend in the foreseeable future.

In the fiscal year ended June 30, 2007, the Company issued common stock to various parties.  The following transactions have not been reported by the Company in previous quarterly reports.  The value of the common stock for each issuance was based on one of the following: the market price of the shares on the date of the transactions, the market price of the shares on the date the negotiations between the parties began or on the fair value of services received.  The issuances were as follows:

On September 25, 2006 we authorized the issuance of 20,000,000 shares of common stock with a value of $0.05 per share to First Federal Holdings Limited for private placement. The stock will be issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering, and the offerees and the parties they designated to receive the stock were accredited investors.

On November 17, 2006 we authorized the issuance of 20,000,000 shares and 80,000 shares of common stock with a value of $0.05 per share to First Federal Holdings Limited and Ren Shun Biao, respectively, for private placement. The stock will be issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering, and the offerees and the parties they designated to receive the stock were accredited investors.

On May 21, 2007 we sold 22,000,000 restricted shares of common stock with a value of $0.05 per share, for cash to First Core Capital Finance Limited in a private placement. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering, and the offerees and the parties they designated to receive the stock were accredited investors.

Equity Compensation Plan

On December 1, 2003 our Board of Directors adopted, and on January 28, 2004 our stockholders approved, the Intermost Corporation 2003 Equity Incentive Plan.  As of June 30, 2007, no awards had been granted from the Plan.

Equity Compensation Plan Information (1)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a) (c)

Shareholder Approved	0	N/A	20,000,000

Not Approved by Shareholders	N/A	N/A	N/A

(1) Pursuant to the terms of the Intermost Corporation 2003 Equity Incentive Plan, awards may be granted for options to purchase common stock or for common stock.

ITEM 6.                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Critical Accounting Policies and Estimates

Management’s discussion and analysis of results of operations and financial condition are based upon the Company’s consolidated financial statements.  These statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies rely upon assumptions, judgments and estimates and were used in the preparation of the Company’s consolidated financial statements:

Revenue Recognition

Revenues are recognized (i) with respect to services, at the time a project (or a milestone thereof) is completed and accepted by the customer, and (ii) with respect to products, at the time products are delivered to customers and collectibility for such sales is reasonably assured. We have adopted Staff Accounting Bulletin No.101, Revenue Recognition (“SAB 101”) in our financial statements. SAB 101 provides in part further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenues in financial statements. The adoption of SAB 101 did not have a material impact on our revenue recognition practices.

Accounts Receivable

We typically extend credit to our customers.  From time to time, e-commerce solution services are provided under fixed-price contracts where the revenues and the payment of related receivable balances are due upon the achievement of certain milestones. Management estimates the probability of collection of the receivable balances and provides an allowance for doubtful accounts based upon its judgment in assessing the realization of these receivable balances taking into account aging, historical experience, the customer’s financial condition and general economic conditions.

Long-lived assets and goodwill

The Company periodically evaluates the carrying value of long-lived assets held or used whenever events and circumstances indicate that the carrying value of the asset may no longer be recoverable.  An impairment loss, measured on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying value of the assets.

We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”.  Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit.  The fair values of the reporting units are estimated using discounted cash flows approach.  If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

Overview

We believe that the People’s Republic of China represents an exciting emerging world market whose role in the global economy is increasing steadily.  China’s economic growth rate, measured by its gross domestic product, has consistently been higher than 7% over the past 10 years.  This economic growth is attributable to many factors, including investment in the country’s infrastructure, increased privatization of businesses and an abundant source of labor.  Currently, we offer products and services to businesses and consumers located primarily in China.  Our plan is to take advantage of China’s economic growth to expand our existing businesses and, possibly, in the future, to sell our products and services outside of China.  We also have begun to acquire diverse businesses that are not dependent on, or directly related to, each other.  We believe that diversification is a good hedge against the collapse of a single industry, such as the global collapse of the technology industry that occurred in 2000.  We expect that any acquisitions we make will improve our financial condition, although we cannot guarantee any such result.

Currently over half of our revenues are generated by our subsidiary, Leader Palace International Ltd., which provide VOIP services.  The balance of our revenues are generated primarily by our subsidiaries, ChinaE and ChinaE Tech both of which distributes licenses for Chinese language translation software and offer web design and hosting services.

In response to the economic recovery, we began to diversify our business, so that we will no longer be dependent on one market for revenue.   Generally, the issuance of our common stock represents some or all of the purchase price we pay for an acquired business.  We believe that the continued active trading of our common stock will be important to the principals of target companies and future acquisitions may be dependent on the active trading of our common stock.  However, our common stock has not been actively traded and, if our common stock continues to trade with limited volume and at current levels we may not be able to make acquisitions as planned.

We intend to finalize an acquisition of a Taiwan touch panel manufacturing company which we believe will be a good addition to our business.

During the fiscal year ended June 30, 2007 we incurred a net operating loss of $1,608,622, including a goodwill impairment of $928,969.  Our auditor, Samuel H. Wong & Co., LLP, CPA, PC, has issued a “going concern” opinion for our financial statements at June 30, 2007.

Results of Operations

Following is summary financial information reflecting our operations for the periods indicated.

	Year Ended June 30,
	2006	2007

Net revenues	$12,319,459	$4,680,532
Cost of revenues	(9,445,712)	(4,608,566)
Gross profit	2,873,747	71,966
Selling, general and administrative	(1,137,716)	(1,716,653)
Exchange difference	-	(6,413)
Amortization on intangible assets	(99,005)	(5,459)
Impairment of goodwill	(563,323)	(928,969)
Interest income	44,772	83,861
Investment income	168,395	102,230
Profit/(Loss) from operations	1,286,870	(2,399,437)
Share of profit/(loss) of associated Companies	27,684	37,472
Other income, net	3,551	458
Profit/(Loss) before taxation	1,318,105	(2,361,507)
Taxation	(427,809)	-
Profit/(Loss) before minority interest	890,296	(2,361,507)
Minority interests	(1,192,791)	17,209
Profit (loss) before extra ordinary item	(302,495)	(2,344,298)
Loss on disposal of an associated company	(1,814,705)	-
Provision for contingent loss of investment in associated company		(746,249)
Net profit/(loss)	$(2,117,200)	$(3,090,547)

Year Ended June 30, 2007 Compared to Year Ended June 30, 2006

Net revenues.

Net revenues for the year ended June 30, 2007 decreased by $7,639K1, or 62%, to $4,681K from $12,319K for the year ended June 30, 2006.

Net revenues during fiscal 2007 were derived principally from e-commerce solutions, sales of photographic equipment and VOIP services.  Net revenues during fiscal 2006 were derived principally from e-commerce solutions, sales of photographic equipment, sales of digital security system and consultancy fee income.  The term “e-commerce solutions” includes web site design and development and web hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	Total Net Revenues		Percent of Total Net Revenues
	Year Ended June 30,		Year Ended June 30,
	2006	2007	2006	2007
	US$	US$
E-commerce solutions
- Web site design and development	172,051	80,285	1.40%	1.72%
Sales of photographic equipment	96,215	1,628	0.78%	0.03%
Sales of digital security system	12,052,118	-	97.83%	-%
VOIP services	-	4,598,619	-%	98.25%
Consultancy fee income	-925	-	-0.01%	-%
Total	12,319,459	4,680,532	100.00%	100.00%

Total revenues derived from e-commerce solutions decreased by $92K, or 53%, to $80K in fiscal 2007 as compared to $172K in fiscal 2006.  Sales of photographic equipment decreased by $94K, or 98%, to $2K in fiscal 2007 as compared to $96K in fiscal 2006.  Sales of digital security systems decreased by $12,052K, or 100%, to $0K in fiscal 2007 as compared to $12,052K in fiscal 2006 because the share holdings in this business has been decreased to 49%.  Sales of VOIP services was newly developed in fiscal 2007 and got revenues of $4,599K.

The decrease in total net revenues and the character of those sales was primarily attributable to management’s decision to revise the Company’s plan of operation to develop our business beyond the market for Internet products and services as well as to the recovery of the economy of China, as well as the sale during 2007 of a portion of our majority ownership interest in Golden Anke resulting in cessation of consolidation of Golden Anke’s revenue.

1 As used in this Annual Report on Form 10-KSB, the letter “K” appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $380,499 may be rounded to “$380K”

We believe that the expansion of the Chinese economy will continue, and that by diversifying our business we will be able to better capitalize on this expansion by being in different markets.  Although we have no revenue generated during the year using the trading platform for the trading of private equity exchange centre in China, we believe that our technology for the design and operation of the trading platform will have additional source of revenue for the Company in the fiscal 2007.  Even though the businesses we have acquired are diverse from our core business, we believe that our technological expertise can be used to enhance the products and services that we now offer or that we will offer in the future.

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

The following table reflects the principal components of costs of revenues and the percentage of net revenues represented by each component for the periods indicated:

	Total Cost of Revenues		Percent of Total Net Revenues
	Year Ended June 30,		Year Ended June 30,
	2006	2007	2006	2007
	US$	US$
Engineers/technician salaries	111,884	116,879	0.91%	2.50%
Cost of digital security system	9,181,851	-	74.53%	-%
Cost of photographic equipment	90,203	1,798	0.73%	0.04%
VOIP services	-	4,427,016	-%	94.58%
Depreciation	3,981	17,835	0.03%	0.38%
Other	57,793	45,038	0.47%	0.96%
Total	9,445,712	4,608,566	76.67%	98.55%

Compared to the 2006 fiscal year, the total costs of revenues for the 2007 fiscal year decreased by $4,837K, or 51%, to $4,609K. The decrease in costs of revenues was due to the exclusion of cost from digital security system, cost containment effort implemented by management and a deadline in sales. The increase in salaries was due to the increase of engineer and technician to develop the equity platform in the PRC.  The principal components of costs of revenues during the 2007 fiscal year were costs associated with support of the engineering and technician staff, engineer and technician salaries, and depreciation of equipment utilized in connection with services.

Selling, General and Administrative Expense.

Selling, general and administrative expense (“SG&A”) consists principally of (1) sales commissions, advertising, trade show and seminar expenses, and direct-field sales expense, (2) salaries for administrative and sales staff, (3) corporate overhead, and (4) allowances for bad and doubtful accounts.  The following table reflects the principal components of SG&A and the percentage of net revenues represented by each component for the periods indicated:

	Total SG&A		Percent of Total Net Revenues
	Year Ended June 30,		Year Ended June 30,
	2006	2007	2006	2007
	US$	US$

Sales and marketing salaries and
commissions	81,521	55,887	0.66%	1.19%
Other sales and marketing	115,129	52,510	0.93%	1.12%
Rent obligation	74,652	75,856	0.61%	1.62%
Administrative salaries	170,054	166,209	1.38%	3.55%
Corporate overhead	695,178	666,191	5.64%	14.23%
Bad and doubtful debt
-account receivables	1,182	700,000	0.01%	14.96%
Total	1,137,716	1,716,653	9.23%	36.67%

The principal components of SG&A during the 2007 year were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees.

For the 2007 fiscal year, SG&A increased by $579K, or 51%, to $1,717K as compared to $1,138K for the 2006 fiscal year.  Sales and marketing salaries and commissions decreased 31% during the 2007 fiscal year, to $56K, as compared to $81K for the 2006 fiscal year.  During the 2007 fiscal year, administrative salaries decreased by $4K or 2% to $166K during the 2007 fiscal year, as compared to $170K in the 2006 fiscal year.  Other corporate expense decreased during the 2007 fiscal year, by $29K or 4% to $666K, as compared to $695K in the 2006 fiscal year.  The increase in SG&A was principally attributable to the net of provision for doubtful debts and exclusion of the expenses in our former subsidiary company, Golden Anke, in which we now own a minority interest, and the decrease in corporate overhead including professional fees, consultancy fees, investor relation fees and audit fees.

Minority Interest.

We reported a minority interest in our losses of $17K for the 2007 fiscal year, reflecting the   proportionate interest in the losses of Shanghai Newray, and Hainan Concord owned by other parties as compared to a minority interest in an earnings of $1,193K for the 2006 fiscal year, reflecting the ownership of third parties in Shanghai Newray, Golden Anke and Hainan Concord.

Liquidity and Capital Resources

To date, we have funded our operations with cash from our operating activities, sales of our securities and by using our common stock to make acquisitions and purchases.

At June 30, 2007 we had cash and cash equivalents of $834K and working capital of $2,737K as compared to $693K of cash and cash equivalents and $10,632K of working capital at June 30, 2006.

Net cash used in operating activities totaled $2,678K during the 2007 fiscal year as compared to $970K of cash in operating activities used during the 2006 fiscal year. Cash generated from operating activities was partially offset by non-cash charges, including depreciation expense in the amount of $28K and amortization of intangible assets in the amount of $5K, and impairment of goodwill of $929.

Net cash used in investing activities was $4,464K for the 2007 fiscal year while net cash provided by investing activities was $823K for the 2006 fiscal year.  Funds used in investing activities consisted of addition of office equipment, addition of intangible assets, increased in short-term investment and short-term loan.

Net cash provided by financing activities was $2,458K for the 2007 fiscal year while net cash used in financing activities was $2,548K for the 2006 fiscal year.  Funds provided by financing activity were the net proceeds from the issuance of common stock during fiscals 2007 and 2006.

We had no long term debt as of June 30, 2007.  Except as otherwise described herein, we have no plans to make any major capital expenditures during the next 12 months and we are not aware of any trends or uncertainties that could affect sales of our products.  We do not have any off balance sheet arrangements.

We have implemented various cost management measures to reduce our overhead.  We are also evaluating various opportunities to accelerate the path to, and attain, profitability.  The investment in Shanghai Newray, and Leader Palace are the part of our plan to invest in or acquire businesses that are not dependent on the Internet market.  The investment in Hainan Concord and Hi-Tech Exchange are part of a plan to develop and expand our investment in Equity Exchange in the PRC.  However, there can be no assurance that the cash provided by our current operations will be sufficient to meet our cash needs in the 2007 fiscal year.  The Company will likely need to borrow money or obtain additional equity financing in order to sustain operations.  At present, we have no commitments for funding and there is no assurance  that funding will be available to us, or that any such funding would be on acceptable terms.  If we need financing and cannot obtain it, we may be required to severely curtail, or even cease, our operations.

Our operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period. Some of these factors include:

•	Our ability to successfully implement our business plan;

•	Whether or not we will be able to obtain the additional capital necessary to support our operations;

•	Whether or not we will find joint venture prospects or acquisition prospects with which to enhance our business;

•	Whether or not we can successfully integrate acquisitions that we make into our business;

•	The level and rate of acceptance of our products and services by the Chinese people;

•	Continued growth in the use of the Internet in China;

•	Entry of new competition (including established companies from outside China and companies with substantially greater resources) into our market;

•	Fluctuations in the level of orders for services delivered in a quarter;

•	Rescheduling or cancellation of orders by customers;

•	Competitive pressures on selling prices;

•	Changes in product, service or customer mix;

•	Rapid changes in technology, which result in our technology becoming obsolete;

•	Availability and cost of computer technicians;

•	Loss of any strategic relationships;

•	Loss of our largest customers;

•	Our ability to introduce new products and services on a timely basis;

•	New product and service introductions by our competitors;

•	Fluctuations in exchange rates, and

•	Adverse changes in the general economic, social or political conditions in the People’s Republic of China.

ITEM 7.                      FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:           The Board of Directors and Stockholders of
Intermost Corporation

We have audited the accompanying consolidated balance sheets of Intermost Corporation as of June 30, 2007 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intermost Corporation. as of June 30, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

South San Francisco, California	Samuel H. Wong & Co., LLP
September 24, 2007	Certified Public Accountants

1 As used in this Annual Report on Form 10-KSB, the letter “K” appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $380,499 may be rounded to “$380K”

INTERMOST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2007 AND 2006
(Stated in US Dollars)
	Note		2007	2006
ASSETS
Current Assets
Cash and cash equivalents	2	(e)	$833,993	$692,624
Accounts receivable, net	2	(g)	4,085,123	8,431,792
Inventories			195,946	126,520
Deposits, prepayment and other receivable	3		2,269,083	834,242
Short-term loan	5		670,763	600,148
Short-term investment	2	(i)	368,083	346,062
Stock in custodian			0	1,170,000

Total current assets			$8,422,991	$12,201,388
Long term assets
Unlisted investment	2	(i)	893,526	593,991
Plant and equipment, net	6		51,414	50,880
Intangible assets, net			20,354	108,366
Investment in associated companies	2	(m)	6,497,267	1,069,843
Goodwill	2	(k),4	0	3,011,701

TOTAL ASSETS			$15,885,552	$17,036,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable			$3,927,964	$34,458
Accrued liabilities and other payable	7		792,560	177,375
Customer deposits			105,708	172,270
Due from shareholder			160,000	0
Business and other taxes payable			0	1,185,060

Total Current Liabilities			$4,986,232	$1,569,163

Minority Interests			$732,762	$4,137,005

The accompanying notes are an integral part of the financial statements
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value,
5,000,000 shares authorized,
0 share issued and outstanding
at June 30, 2007 and 2006
Common Stock, $0.001 par value,
500,000,000 shares authorized,
215,370,278 shares issued and outstanding
at June 30, 2007;
153,290,278 shares issued and
outstanding at June 30, 2006	9		$215,371	$153,291
Treasury stock	9		(8,970)	0
Additional paid in capital	9		23,235,236	22,187,824
Accumulated deficit			(13,391,999)	(10,691,452)
Accumulated other comprehensive income	2	(t)	116,920	(319,662)
			$10,166,558	$11,330,001

TOTAL LIABILITIES, MINORITY INTERESTS AND
STOCKHOLDERS’ EQUITY			$15,885,552	$17,036,169

The accompanying notes are an integral part of the financial statements

INTERMOST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)
			2007	2006
	Note
Sales, net	2	(n)	$4,680,532	12,319,459
Cost, net			(4,608,566)	(9,445,712)
Gross profit			$71,966	2,873,747

Selling, general and administrative expenses			(1,957,494)	(1,800,044)
Profit / (loss) from operations			$(1,885,528)	1,073,703

Other income / (expenses), net			458	3,551
Investment income			102,230	168,395
Interest income			83,861	44,772
Income before income taxes, minority interests and equity in earnings of associated companies			$(1,698,979)	1,290,421

Income tax			0	427,809

Net loss before minority interests and equity in earnings of associated companies			$(1,698,979)	862,612

Minority interests			17,209	(1,192,791)

Net income(loss) before equity in earnings of associated companies			$(1,681,770)	(330,179)

Equity in earning of associated companies			(1,408,777)	27,684

Net income(loss) before extra-ordinary item			$(3,090,547)	(302,495)
Loss on disposal of an associated company	11		0	(1,814,705)

Net loss			$(3,090,547)	(2,117,200)

Basic net income per common share	2	(m)	$(0.0242)	$(0.0157)
Diluted net income per common share			$(0.0242)	$(0.0157)
Basic weighted average common shares outstanding			127,894,970	134,978,079
Diluted weighted average common shares outstanding			127,894,970	134,978,079
The accompanying notes are an integral part of the financial statements

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)
						Accumulated
	Total					other
	number of	Common	Treasury	Additional	comprehensive	comprehensive	Retained
	shares	stock	stock	paid in capital	income / (loss)	income	deficit	Total

Balance, July 1, 2005	87,949,472	$87,949		17,479,933		(3,731)	(8,574,252)	8,989,899
Net loss					(2,117,200)		(2,117,200)	(2,117,200)
Issuance of common stocks	65,340,806	65,342		4,707,891				4,773,233
Foreign currency translation adjustment					(315,931)	(315,931)		(315,931)

Balance, June 30, 2006	153,290,278	$153,291	-	22,187,824	(2,433,131)	(319,662)	(10,691,452)	11,330,001

Balance, July 1, 2006	153,290,278	$153,291		22,187,824		(319,662)	(10,691,452)	11,330,001
Net loss					(3,090,547)		(3,090,547)	(3,090,547)
Prior year adjustment							390,000	390,000
Issuance of common stocks	62,080,000	62,080		1,047,412				1,109,492
Redemption of common stocks	(8,970,000)		(8,970)					(8,970)
Prior year foreign currency translation adjustment					472,031	472,031		472,031
Foreign currency translation adjustment					(35,449)	(35,449)		(35,449)

Balance, June 30, 2007	206,400,278	$215,371	(8,970)	23,235,236	(2,653,965)	116,920	(13,391,999)	10,166,558

The accompanying notes are an integral part of the financial statements

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)
	2007	2006
Cash flows from operating activities
Net income	$(3,090,547)	(2,117,200)
Impairment of goodwill and amortization	934,428	662,328
Loss on disposal of an associated company	-	1,814,705
Equity in loss (earnings) of associated companies	1,408,777	(27,684)
Depreciation	28,146	20,002
Loss on disposal of fixed assets	1,869	-
Minority interests	(3,404,243)	1,192,791
Issuance of common stock in exchange for services	-	663,034
Bad debts written off	-	1,182
(Increase)/decrease in accounts receivable	4,346,669	(846,040)
(Increase)/decrease in inventories	(69,426)	(114,726)
(Increase)/decrease in deposits, prepayment and other receivable	(1,434,841)	(611,646)
Increase/(decrease) in payables	3,893,506	(1,279,967)
Increase/(decrease) in accrued liabilities and other payable	615,185	(773,440)
Increase/(decrease) in customer deposits	(66,562)	44,253
Increase/(decrease) in deferred revenue	-	(14,958)
Increase/(decrease) in business and other taxes payable	(1,185,060)	417,217

Net cash used in operating activities	$1,977,901	(970,149)

Cash flows from investing activities
Purchases of plant and equipment	$(27,312)	(43,008)
Acquisition of intangible asset	-	(26,350)
Increase in investment	(3,666,248)	(153,707)
Increase in note receivable	(70,615)	(600,148)

Net cash provided by (used in) investing activities	$(3,764,175)	(823,213)

Cash flows from financing activities
Advance from related parties	$160,000	-
Redemption of common stocks	(805,215)	-
Proceeds from issuance / redemption of common stocks, net	3,104,000	2,548,438

Net cash provided by (used in) financing activities	$2,458,785	2,548,438

Net (decrease)/increase in cash and cash equivalents	$672,511	755,076
Effect of foreign currency translation on cash and cash equivalents	(531,142)	(200,105)
Cash and cash equivalents - beginning of year	692,624	137,653

The accompanying notes are an integral part of the financial statements

Cash and cash equivalents - end of year	$833,993	692,624
Other supplementary information
Interest paid	$-	-
Income tax paid	$-	481

The accompanying notes are an integral part of the financial statements

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 15, 2007, the Company dismissed E. Randall Gruber, CPA, PC as the independent auditors for the Company and engaged Samuel H. Wong & Co., LLC, CPA, PC to serve as its new registered independent auditor.

The report of E. Randall Gruber, CPA, PC, on the financial statements of the Company as of and for the years ended June 30, 2006 did not contain an adverse opinion, or a disclaimer of opinion.  However the report was qualified as to the Company’s ability to continue as a going concern.  During the year ended June 30, 2006, and the period from July 1, 2006 through the date of the dismissal of E. Randall Gruber, CPA, PC, the Company did not have any disagreements with E. Randall Gruber, CPA, PC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E. Randall Gruber, CPA, PC, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

Prior to engaging Samuel H. Wong & Co., LLP, CPA, PC, the Company had not consulted Samuel H. Wong & Co., LLP, CPA, PC regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements.

ITEM 8A.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified by the SEC.  Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by management, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective to ensure that we are able to record, process, summarize and report the information we are required to disclosure in the reports we file with the SEC within the required time periods.

Management is responsible for establishing and maintaining adequate internal control over financing reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of June 30, 2007.  We concluded that our internal control over financial reporting was effective as of June 30, 2007.

Change in Internal Controls Over Financing Reporting

During the year ended June 30, 2007 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B                      OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Identification of Directors, Executive Officers and Certain Significant Employees

The following table sets forth certain information regarding the directors and executive officers of the Company.

Name	Age	Position

Fred Peck	48	Director

Chia Hsun Wu	46	Director

Rocky Wulianghai	48	President, Chief Executive Officer and Director

Thomas Lee	57	Chief Financial Officer

Wilbert Kam	51	Director

Catalina Chan	56	Director

Shim Yang	49	Director

Deng Xiang Xiong	41	Director

There are no family relationships among any of the directors or officers of the Company.

None of our directors or executive officers has, during the past five years,

•
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

•	been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

•
been subject to any order, judgment, or decree not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Business Experience

Fred Peck has served as a director of the Company since December 6, 2005. Mr. Peck is a funds manager, transaction superintendent and vice president of Boston Bank Taiwan Branch. Over 15 years experience in portfolio investment, risk investment, capital management, fundraising, acquisition and merger, project fund raising privatization.

Chia Hsun Wu has served as a director of the Company since November 3, 2006.  Mr. Wu has extensive management and  industrial  experience  and is a graduate from Oriental Institute of Technology. Mr. Wu has conducted scientific research at the National Taiwan University of Science and Technology. Mr. Wu is currently the Managing Director of FFBC Holdings Group.

Rocky Wulianghai has served as a director of the Company since December 6, 2005. Mr. Wulianghai was appointed as President and Chief Executive Officer since June 13, 2007.  Mr. Wulianghai graduated from Michigan University with a Masters Degree in electronic engineering.  Mr. Wulianghai is an experienced manager in capital management, a well-known writer in finance and was once a journalist, specifically editor-in-chief and a general editor in Taiwan Television.  Mr. Wulianghai served as General Manager of Asia Capital Management Inc. (1998) and as director of FFBC Holdings Group (2001).

Thomas Lee was appointed as Chief Financial Officer of the Company since June 13, 2007.  Mr. Lee was Chief Financial Officer of Management Recruiters International from June to September 2002.  Mr. Lee simultaneously worked on a project for Superstore International Ltd. which began in September 2002 and ended in August 2003.  From September 2003 to August 2004, Mr. Lee established a public relations company and reviewed a China architecture and re-design project.  In 2004, Mr. Lee rejoined Management Recruiters International as Chief Financial Officer.  In the same year, he joined the Ladies Recreations Club (Hong Kong) as Financial Consultant and Bund 18 Real Estate Management, Ltd (Shanghai) where he continues to serve as the Group Financial Officer.

Catalina Chan has served as a director of the Company since April 2002.  Ms. Chan first established Multi M Company Limited in 1984, one of the first companies to introduce Casio Products into China, and she is responsible for the trading and logistic management of these products in China.  She has more than 18 years of experience in China trade for digital products including cameras, watches, personal computers and printers, software and accessories.

Shim Yang joined the Company’s predecessor, IML, as a director in January 1998 and was appointed a director of the Company following the Merger in October 1998.  Since December 1997, Mr. Yang has been a Managing Director of Corporate Finance International Ltd., a privately-held investment consulting and business brokerage company in Hong Kong specializing in corporate finance and business restructuring consulting, where he is responsible for corporate development and strategic management.  From January 1997 to December 1997, Mr. Yang served as Managing Director of CEC (HK) Ltd., a privately-held company in Hong Kong specializing in securing financing for start-up Internet companies in Hong Kong and China.  From 1993 to 1996, Mr. Yang served as Managing Director of Eagle Gain Ltd., a privately-held company in Hong Kong specializing in securing financing for real estate development in China.  Mr. Yang received a Bachelors degree in Economics from the University of Foreign Trade in China in 1982.

Deng Xiang Xiong served as a director of the Company since December 6, 2005 and was appointed as Acting Chief Executive Officer on Aug 8, 2006.  Mr. Deng graduated from Shenzhen University Bachelor of Law, Shanghai Jiao Tong University MBA Member of Shenzhen Board of Arbitration. Mr. Deng formerly was General Manager of a number of state-owned and private enterprises. Successfully contrived and carried out many influential capital management projects. Mr. Deng also has experience in capital management and investment banking.

Wilbert Kam served as a director of the Company since November 3, 2006.  Mr. Kam is a U.S. Certified Public Accountant (CPA) with diverse international experience in both accounting and management consulting.  Mr. Kam has worked in the United States, Taiwan, Hong Kong and mainland China, and has more than 20 years of financial and accounting experience in Asia.

Term of Office

All directors named above will serve until the next annual meeting of the Company’s shareholders and until their successors are elected and qualified.  Officers will hold their positions at the pleasure of the Board of Directors.

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

The Company believes that, with respect to its fiscal year ended June 30, 2007, none of the Company’s directors and officers and none of the persons known to the Company to own more than 10% of the Company’s common stock, were required to file beneficial ownership reports with the Securities and Exchange Commission and no such reports were filed.

ITEM 10.                      EXECUTIVE COMPENSATION

For the 2007 fiscal year, all executive officers received their salaries from the Company and no bonus was paid to any executive officer.  Executive officers include our current Chief Executive Officer and President, Rocky Wu, and Chief Financial Officer, Thomas Lee.

The following table sets forth information concerning cash and non-cash compensation paid or accrued to our executive officers during the past fiscal year:

Summary Compensation Table
The amounts in the table below are calculated as of June 30, 2007
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock awards ($) (e)	Option Awards ($) (4) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-Qualified Deferred Compensation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Rocky Wulianghai, CEO and President (1)	2007	1,964	0	0	0	0	0	0	1,964
Thomas Lee , CFO (2)	2007	3,274	0	0	0	0	0	0	3,274
Andy Lin, CFO and President (3)	2007	5,137	0	0	0	0	0	0	5,137
Deng Xiang Xiong, Acting CEO (4)	2007	15,175	0	0	0	0	0	0	15,175

(1) Mr. Rocky Wulianghai was appointed as Director of the Company since December 6, 2005 and Chief Executive Officer and President of the Company on June 13, 2007.

(2) Mr. Thomas Lee was appointed as Chief Financial Officer of the Company on June 13, 2007.

(3) Mr. Lin was appointed as Chief Executive Officer, Chief Financial Officer and President of the Company in June 2001.  Mr. Lin resigned as Chief Financial Officer on October 1, 2006, as President on November 3, 2006, and as Chief Executive Officer on August 8, 2006.  Previously, Mr. Lin served as Vice President of the Company.

(4) Mr. Deng Xiang Xiong was appointed as Director of the Company on December 6, 2005 and acting Chief Executive Officer on August 8, 2006.  Mr. Deng was terminated as acting Chief Executive Officer on June 13, 2007.

Director Compensation Table
The amounts in the table below are calculated as of June 30, 2007.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Rocky Wulianghai	29,466	0	0	0	0	0	29,466
Deng Xiang Xiong	21,608	0	0	0	0	0	21,608
Wilbert Kam	10,477	0	0	0	0	0	10,477
Fred Peck	0	0	0	0	0	0	0
Chia Hsun Wu	0	0	0	0	0	0	0
Catalina Chan	0	0	0	0	0	0	0
Shim Yang	0	0	0	0	0	0	0

Director’s Compensation

The Company reimburses its directors for out-of-pocket expenses incurred on behalf of the Company.

Other Compensation and Employment Arrangements

The Company has adopted and the stockholders have approved the Intermost Corporation 2003 Equity Incentive Plan.  The following discussion is qualified in its entirety by the terms and provisions of the Plan.

The Plan authorizes awards of options, awards of stock (“Stock Award”) and the granting of bonus stock (“Stock Bonus”).  Persons eligible to receive awards under the Plan include the Company's employees, officers and directors and its consultants, independent contractors and advisors.  As of June 30, 2005, all of the Company’s employees, officers and directors were eligible to receive awards under the Plan.  The number of persons covered by the Plan may increase if we add additional employees (including officers) and directors.  As of the date of this Annual Report, no awards have been granted from the Plan.

The Company’s Board of Directors administers the Plan.  For purposes of this discussion, the body administering the Plan will be referred to as the Administrator.  The Administrator has the authority to determine, at its discretion, the number and type of awards that will be granted, the recipients of the awards, any exercise or purchase price required to be paid, when options may be exercised and the term of option grants.  Awards under the Plan are not defined as to any group.  The term of the Plan is 10 years from the date the Plan was adopted by the Board of Directors.  We have reserved 20,000,000 shares of our common stock for awards to be made under the Plan.

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

Common Stock

The following table is furnished as of June 30, 2007, to indicate beneficial ownership of shares of the Company’s common stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company’s common stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group.

Name and Address of	Number of Shares
Beneficial Owner (1)	Beneficially Owned	Percent

Allied Point Limited (3)	300,000 (2)	*%
Andy Lin (3)	1,000,000 (2)	*%
Shim Yang	350,000	*%
Catalina Chan (4)	300,000	*%
Grand Grade International Ltd (4)	1,000,000	*%
Alfredo Properties Limited (5)	20,000,000	9.29%
Deng Xiang Xiong	500,000	*%
First Core Capital Finance Ltd. (5)	22,000,000	10.21%
First Federal Holding (5)	40,000,000	18.57%
Magnate Trading Services Ltd. (5)	6,666,000	3.10%
Piaster Assets Inc (5).	6,666,000	3.10%
Original Group Holdings Ltd. (5)	6,668,000	3.10%

*           Less than 1%.
(1)	Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares shown opposite the name of each person or group.
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
(5)
Fred Peck is director and shareholder of Alfredo Properties Limited and may be deemed to be the beneficial owner of the share held by Alfredo Properties Limited.  During 2007, Mr. Peck purchased 40,000,000 restricted shares in IMOT, which shares are held in name of the companies affiliated with Mr. Peck.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	Not applicable	0
Equity compensation plans not approved by security holders	0	Not applicable	0
Total	0	Not applicable	0

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No directors, executive officers or immediate family members of such individuals were engaged in transactions with us or any of our subsidiaries during the fiscal years ended June 30, 2005, June 30, 2006 and June 30, 2007.  Furthermore, we have no “interlocking” relationships in which any of our executive officers is a member of the board of directors of another entity, one of whose executive officers are a member of our Board of directors.

Of the members of the Company’s Board of directors, Mr. Wilbert Kam is independent directors as defined by Rule 4200(a)(15) of the NASDAQ Market Place Rules.

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

10.8	Distributorship Agreement dated November 28, 2002 between KanHan Technologies Limited and ChinaE.com Information Technology Ltd. (7)
10.9	Intermost Corporation 2003 Equity Incentive Plan (8)
14	Code of Ethics (9)
16	Letter on Change in Certifying Accountant (10)
21	Significant Subsidiaries *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
*Filed herewith.

-1	Incorporated by reference to the respective exhibits filed with Registrant’s Registration Statement on Form 10-SB (Commission File No. 0-30430).
-2	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2004.
-3	Incorporated by reference to the respective exhibits filed with the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.
-4	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2003.
-5	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2004.
-6	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2004.
-7	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2003.
-8	Incorporated by reference to the exhibit filed with the Registrant’s Proxy Statement filed with the SEC on January 6, 2004.
-9	Incorporated by reference to the exhibit filed with the Registrant’s 10-KSB Amendment filed with the SEC on October 25, 2004.
-10	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2004.

(b)           Reports on Form 8-K

On July 27, 2006 the Registrant filed a Current Report disclosing the disposition of 25% share investment in Shanghai Fortune Venture Limited to Mr. Li Laohu.

On August 14, 2006 the Registrant filed a Current Report disclosing the resignation of Mr. Andy Lin as the Chief Executive Officer and appointment of Mr. Andy Lin and Mr. Deng Xiang Xiong as the Chief Financial Officer & Company Secretary and Acting Chief Executive Officer respectively with effect from August 8, 2006.

On October 16, 2006 the Registrant filed a Current Report disclosing the resignation of Mr. Andy Lin as the Chief Financial Officer and appointment of Ms. Yang Liu as the Acting Chief Financial Officer with effect from October 11, 1006.

On November 6, 2006 the Registrant filed a Current Report disclosing the resignation of Mr. Andy Lin as Executive Director and appointment of Mr. James Woo and Mr. Wilbert Kim as the Directors until the next annual meeting of the shareholders.  The board also appointed Mr. Syh-kwan Chan as the new Chief Financial Officer.

On January 3, 2007 the Registrant filed a Current Report disclosing election of Mr. Deng Xiang Xiong, Chen Syh Kwan and Mr. Chris Liu as President & Acting Chief Executive Officer, Chief Financial Officer and Secretary respectively.  The board also took the action to protect and optimize the interests of the Company and its shareholders in: 1. terminating the “Hainan Concord Financial Products Development Co., Ltd. Stock Swap Agreement” and the “Profit Guarantee Agreement” and requiring the counterparts to return the 5,000,000 shares of IMOT stock; 2. suing the management of Shanghai Newray Photographic Equipment Co., Ltd.; 3. issuing a legal notice to the Hainan Special Economic Zone Property Rights Exchange Centre.

On February 15, 2007 the Registrant filed a Current Report disclosing the wholly-owned subsidiary of the Intermost Corporation, IMOT Information Technology (Shenzhen) Co., Ltd., entered into an agreement on the restructuring and listing of the Shenzhen Golden Anke Technology Lted.

On June 20, 2007 the Registrant filed a Current Report disclosing the termination of Mr. Deng Xiang Xiong and Mr. Chen Syh Kwan as Chief Executive Officer & President and Chief Financial Officer and accepting the resignation of Mr. Chris Liu as Secretary with effective as of June 13, 2007 and on the same date, appointment of Mr. Rocky Wulianghai and Mr. Thomas Lee as Chief Executive Officer & President and Chief Financial Officer respectively.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2007 and June 30, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		June 30, 2007		June 30, 2006

(i)	Audit Fees	$159,500	*	$75,261
(ii)	Audit Related Fees	$--		$--
(iii)	Tax Fees	$--		$--
(iv)	All Other Fees	$--		$--

* Audit fee for fiscal year ended June 30, 2007 was paid to the former auditors, E. Randall Gruber, CPA, and K.M. Lee & Co., CPA, in amount of US$100,000 and US$16,500 respectively.

Documents filed as part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:    The Board of Directors and Stockholders of
Intermost Corporation

We have audited the accompanying consolidated balance sheets of Intermost Corporation as of June 30, 2007 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intermost Corporation. as of June 30, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

South San Francisco, California	Samuel H. Wong & Co., LLP
September 24, 2007	Certified Public Accountants

INTERMOST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2007 AND 2006
(Stated in US Dollars)
	Note		2007	2006
ASSETS
Current Assets
Cash and cash equivalents	2	(e)	$833,993	$692,624
Accounts receivable, net	2	(g)	4,085,123	8,431,792
Inventories			195,946	126,520
Deposits, prepayment and other receivable	3		2,269,083	834,242
Short-term loan	5		670,763	600,148
Short-term investment	2	(i)	368,083	346,062
Stock in custodian			0	1,170,000

Total current assets			$8,422,991	$12,201,388
Long term assets
Unlisted investment	2	(i)	893,526	593,991
Plant and equipment, net	6		51,414	50,880
Intangible assets, net			20,354	108,366
Investment in associated companies	2	(m)	6,497,267	1,069,843
Goodwill	2	(k),4	0	3,011,701

TOTAL ASSETS			$15,885,552	$17,036,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable			$3,927,964	$34,458
Accrued liabilities and other payable	7		792,560	177,375
Customer deposits			105,708	172,270
Due from shareholder			160,000	0
Business and other taxes payable			0	1,185,060

Total Current Liabilities			$4,986,232	$1,569,163

Minority Interests			$732,762	$4,137,005

The accompanying notes are an integral part of the financial statements
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value,
5,000,000 shares authorized,
0 share issued and outstanding
at June 30, 2007 and 2006
Common Stock, $0.001 par value,
500,000,000 shares authorized,
215,370,278 shares issued and outstanding
at June 30, 2007;
153,290,278 shares issued and
outstanding at June 30, 2006	9		$215,371	$153,291
Treasury stock	9		(8,970)	0
Additional paid in capital	9		23,235,236	22,187,824
Accumulated deficit			(13,391,999)	(10,691,452)
Accumulated other comprehensive income	2	(t)	116,920	(319,662)
			$10,166,558	$11,330,001

TOTAL LIABILITIES, MINORITY INTERESTS AND
STOCKHOLDERS’ EQUITY			$15,885,552	$17,036,169

The accompanying notes are an integral part of the financial statements

INTERMOST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)
			2007	2006
	Note
Sales, net	2	(n)	$4,680,532	12,319,459
Cost, net			(4,608,566)	(9,445,712)
Gross profit			$71,966	2,873,747

Selling, general and administrative expenses			(1,957,494)	(1,800,044)
Profit / (loss) from operations			$(1,885,528)	1,073,703

Other income / (expenses), net			458	3,551
Investment income			102,230	168,395
Interest income			83,861	44,772
Income before income taxes, minority interests and equity in earnings of associated companies			$(1,698,979)	1,290,421

Income tax			0	427,809

Net loss before minority interests and equity in earnings of associated companies			$(1,698,979)	862,612

Minority interests			17,209	(1,192,791)

Net income(loss) before equity in earnings of associated companies			$(1,681,770)	(330,179)

Equity in earning of associated companies			(1,408,777)	27,684

Net income(loss) before extra-ordinary item			$(3,090,547)	(302,495)
Loss on disposal of an associated company	11		0	(1,814,705)

Net loss			$(3,090,547)	(2,117,200)

Basic net income per common share	2	(m)	$(0.0242)	$(0.0157)
Diluted net income per common share			$(0.0242)	$(0.0157)
Basic weighted average common shares outstanding			127,894,970	134,978,079
Diluted weighted average common shares outstanding			127,894,970	134,978,079

The accompanying notes are an integral part of the financial statements

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)
						Accumulated
	Total					other
	number of	Common	Treasury	Additional	comprehensive	comprehensive	Retained
	shares	stock	stock	paid in capital	income / (loss)	income	deficit	Total

Balance, July 1, 2005	87,949,472	$87,949		17,479,933		(3,731)	(8,574,252)	8,989,899
Net loss					(2,117,200)		(2,117,200)	(2,117,200)
Issuance of common stocks	65,340,806	65,342		4,707,891				4,773,233
Foreign currency translation adjustment					(315,931)	(315,931)		(315,931)

Balance, June 30, 2006	153,290,278	$153,291	-	22,187,824	(2,433,131)	(319,662)	(10,691,452)	11,330,001

Balance, July 1, 2006	153,290,278	$153,291		22,187,824		(319,662)	(10,691,452)	11,330,001
Net loss					(3,090,547)		(3,090,547)	(3,090,547)
Prior year adjustment							390,000	390,000
Issuance of common stocks	62,080,000	62,080		1,047,412				1,109,492
Redemption of common stocks	(8,970,000)		(8,970)					(8,970)
Prior year foreign currency translation adjustment					472,031	472,031		472,031
Foreign currency translation adjustment					(35,449)	(35,449)		(35,449)

Balance, June 30, 2007	206,400,278	$215,371	(8,970)	23,235,236	(2,653,965)	116,920	(13,391,999)	10,166,558

The accompanying notes are an integral part of the financial statements

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)
	2007	2006
Cash flows from operating activities
Net income	$(3,090,547)	(2,117,200)
Impairment of goodwill and amortization	934,428	662,328
Loss on disposal of an associated company	-	1,814,705
Equity in loss (earnings) of associated companies	1,408,777	(27,684)
Depreciation	28,146	20,002
Loss on disposal of fixed assets	1,869	-
Minority interests	(3,404,243)	1,192,791
Issuance of common stock in exchange for services	-	663,034
Bad debts written off	-	1,182
(Increase)/decrease in accounts receivable	4,346,669	(846,040)
(Increase)/decrease in inventories	(69,426)	(114,726)
(Increase)/decrease in deposits, prepayment and other receivable	(1,434,841)	(611,646)
Increase/(decrease) in payables	3,893,506	(1,279,967)
Increase/(decrease) in accrued liabilities and other payable	615,185	(773,440)
Increase/(decrease) in customer deposits	(66,562)	44,253
Increase/(decrease) in deferred revenue	-	(14,958)
Increase/(decrease) in business and other taxes payable	(1,185,060)	417,217

Net cash used in operating activities	$1,977,901	(970,149)

Cash flows from investing activities
Purchases of plant and equipment	$(27,312)	(43,008)
Acquisition of intangible asset	-	(26,350)
Increase in investment	(3,666,248)	(153,707)
Increase in note receivable	(70,615)	(600,148)

Net cash provided by (used in) investing activities	$(3,764,175)	(823,213)

Cash flows from financing activities
Advance from related parties	$160,000	-
Redemption of common stocks	(805,215)	-
Proceeds from issuance / redemption of common stocks, net	3,104,000	2,548,438

Net cash provided by (used in) financing activities	$2,458,785	2,548,438

Net (decrease)/increase in cash and cash equivalents	$672,511	755,076
Effect of foreign currency translation on cash and cash equivalents	(531,142)	(200,105)
Cash and cash equivalents - beginning of year	692,624	137,653

The accompanying notes are an integral part of the financial statements

Cash and cash equivalents - end of year	$833,993	692,624
Other supplementary information
Interest paid	$-	-
Income tax paid	$-	481

The accompanying notes are an integral part of the financial statements

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Intermost Corporation (the Company), including its subsidiaries and associated companies, when the context so requires) was originally incorporated in the State of Utah on March 6, 1985 under the name Utility Communications International, Inc. The Company changed its name from Utility Communications International, Inc. to Intermost Corporation on October 23, 1998. In February 2003, the Company re-domiciled from the State of Utah to the State of Wyoming.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of accounting

The Group maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The consolidated financial statements and notes are representations of management.  Accounting policies adopted by the Group conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of consolidated financial statements, which are compiled on the accrual basis of accounting.

(b)	Consolidation

The consolidated financial statements include the accounts of China Architectural Engineering, Inc. (the Company) and its six subsidiaries constituting the group. Significant inter-company transactions have been eliminated in consolidation. The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries, and the ownership interests of minority investors are recorded as minority interests.

The Company’s subsidiaries and affiliated companies and their principal activities as of June 30, 2007 are summarized as follows:

Name	Place of incorporation of organization	Percentage of Equity Interest Attributable to the Company	Principal Activities
Intermost Limited ("IL")	British Virgin Islands	100%	Investment holding
China E.com Information Technology Ltd.("CECITL")*	PRC	100%	Business portal and e-commerce solutions
IMOT Information Technology (Shenzhen) Ltd. ("IITSL")*	PRC	100%	Investment holding
Intermost (H.K.) Limited ("IHKL")	Hong Kong	100%	Inactive
Shenzhen Bank Union & Jiayin E-commerce Company Ltd. ("SBUJE")**	PRC	55.30%	Inactive
Intermost Focus Advertising Company Ltd.("IFACL")**	PRC	90%	Inactive
Shanghai Newray Photographic Equipment Co., Ltd. ("SNPE")**	PRC	51%	Sales of photographic equipment, and LCD monitors
China E.com Technology (Shenzhen) Ltd.("CECTSL")*	PRC	100%	Business postal and e-commerce solutions
Hainan Concord Financial Products Development Co., Ltd. ("HCFPDCL")**	PRC	80%	Private equity exchange & investment holding
Shenzhen International Hi-Tech Property Right Exchange Centre ("SIHTPREC")***	PRC	15%	Private equity exchange
Golden Anke (GATL) ***	PRC	49%	Sales of photographic equipment, and LCD monitors
Hainan Special Economic Zone Property Right Exchange Center (PREC)***	PRC	21%	Private Property Right Exchange
Leader Palace (LP)	Taiwan	100%	VOIP services

* CECITL, IITSL and CECTSL are wholly foreign owned enterprises established in the PRC to be operated for a period of 10 years until 2008.

         **     SBUJE, IFACL, SNPE, and HCFPDCL are equity joint ventures established in the PRC    to be operated for a period of 10 years until 2009, 2010, 2013, and 2015 respectively. They are subsidiaries of the Company and their operations are consolidated into the Company's financial statements.

         ***  SIHTPREC, GATL and PREC are equity joint venture established in the PRC to operate for a period of years until   2007. These are associated companies of the Company and are accounted for under the equity method of accounting.

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

(c)	Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

(d)	Economic and political risks

The Company’s operations are mainly conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations in the PRC may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s major operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(e)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintains bank accounts only in the PRC and Hong Kong. The Company does not maintain any bank accounts in the United States of America.

(f)	Restricted cash

Restricted cash represents time deposit accounts to secure notes payable and bank loans

(g)	Accounts receivable

Accounts receivable is carried at the net invoice value charged to customer.  The Company records an allowance for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance

(h)	Inventories

Inventories are raw materials which are stated at the lower of weighted average cost or market value. As of June 30, 2007, inventories were comprised of digital security imaging system and digital camera.

(i)	Investments

The non-marketable equity security investments are presented at historical cost because the Company does not have significant influence over the underlying investments. These investments are subject to a periodic impairment review. To the extent any impairment is considered other-than-temporary, the investment is written down to its fair value and the loss is recorded as interest income and other, net.

(j)	Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Computer equipment	3 years
Motor vehicles	5 years
Furniture and office equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(k)	Goodwill

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

(l)	Accounting for the impairment of long-lived assets

Impairment of Long-Lived Assets is evaluated for impairment at a minimum on an annual basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The recoverability of long-lived assets is assessed by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company's average cost of capital.

During the reporting period, there was no impairment loss.

(m)	Associated Company

An associated company is a business enterprise in which the Company owns between 20% and 50% of the equity capital, and does not have direct or indirect or joint control, and therefore, has only limited ability to participate in financial and operating policy decisions.

The Company's investment in associated companies is accounted for under the  equity method of accounting, whereby the investment is initially recorded at cost and the carrying amount is adjusted thereafter for the post acquisition change in the Company's share of the associated company's results of operations.

(n)	Revenue and cost recognition.

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

Revenues from the sale of photographic equipment and digital security imaging system are recognized from the invoiced value of the goods supplied to customers. Revenues are recognized upon delivery of goods and passage of title to customers.

Revenue from web-site development contracts is recognized based on the terms of the contract. The Company uses either the percentage of completion when the contract is long-term or the completed contract method when the contract is short-term to recognize such revenue. Contracts are short-term in nature and require acceptance by the customer pursuant to the respective contracts are accounted for under the completed contract method. Revenues are allocated to the elements of the contract based on the fair values of the elements. Provisions for estimated contract losses are recognized in the year the loss becomes probable and can be reasonably estimated.

Revenue from maintenance contracts is recognized on a straight-line basis over the term of the maintenance contract, generally twelve months. The unearned portion of maintenance revenue is classified as deferred revenue and amortized over the life of the contract.

(o)	Stock compensation

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

The Company did not have any stock options outstanding during the year ended June 30, 2007. Accordingly, no pro forma financial disclosure is provided herein.

(p)	Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in selling expenses were $3,125 and $2,991 for the years ended June 30, 2007 and 2006 respectively.

(q)	Income taxes

The Company uses the accrual method of accounting to determine and report its taxable income and tax credit in the year in which they are available.  The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

Income tax liabilities computed according to the United States, People’s Republic of China (PRC) and Hong Kong SAR tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for operating losses that are available to offset future income taxes.  A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

In respect of the Company’s subsidiaries domiciled and operated in China and Hong Kong, the taxation of these entities can be summarized as follows:

•
The subsidiaries incorporated in PRC are subject to the corporation income tax rate of 33%. However, in accordance with the relevant tax laws and regulations of PRC, the local corporation income tax rate is 15%.

•	The subsidiaries are subject to Hong Kong profits tax rate of 17.5%.

The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957.  Corporate income tax is imposed on graduated rates in the range of:

Taxable Income
Rate	Over	But not over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	0

(r)	Earning per share

In September 2004, the Emerging Issues Task Force (“EITF”) reached consensus on EITF 04-8 “The effect of Contingently Convertible Debt on Diluted Earnings per Share.” The new rule requires companies to include shares to be issued upon conversion of contingently convertible debt in their diluted earnings per share (“EPS”) calculations regardless of whether or not the debt is currently convertible. Potential shares should be calculated using the if-converted method or the net share settlement method. The change has no effect on net income, but it does affect the related dilution per share amount. The new rule is effective for reporting periods ending on or after December 31, 2004.

(s)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currencies of the Company are Hong Kong Dollar (HKD) and Renminbi (RMB).  The consolidated financial statements are translated into United States dollars from HKD and RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	June 30, 2007	June 30, 2006
Year end HKD : US$ exchange rate	7.8172	7.7680
Average yearly HKD : US$ exchange rate	7.8172	7.7585

	June 30, 2007	June 30, 2006
Year end RMB : US$ exchange rate	7.6248	8.0065
Average yearly RMB : US$ exchange rate	7.6891	8.0229

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(t)	Statutory reserves

Statutory reserves for foreign investment enterprises are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

(u)	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other consolidated financial statements.  The Company’s current components of other comprehensive income are the foreign currency translation adjustment.

(v)	Recent accounting pronouncements

In February 2006, the FASB issued a SFAS 155, “Accounting for Certain Hybrid Financial Instruments” to amend FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.

The Company does not anticipate that the adoption of the above standards will have a material impact on these consolidated financial statements.

3.  DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables are summarized as follows:

	June 30, 2007	June 30, 2006
Rental and utilities deposits	$7,508	$9,617
Advance to employees	2,142	2,065
Prepaid expenses	315,388	2,842
Loan Interest receivable (a)	116,547	40,810
Interest Income (b)	-	5,272
Due from stockholders (c)	65,575	30,210
Other loans / advance to supplier (d)	350,080	48,088
Trade deposit paid (e)	1,293	694,160
Deposit for investment (f)	1,400,000	-
Others	10,550	1,178
	$2,269,083	$834,242

(a)
Cash loan interest receivable from an un-related third party of US$250,000 and US$350,000 at   @12% p.a. for period from November 28, 2005 to June 30, 2006 and December 12, 2005 to June 30, 2006, respectively.

(b)	Investment income for period from April 1, 2005 to June 30, 2005.

(c )	The amount receivable from the minority stockholders of Shanghai Newray Photographic Equipment Co., Ltd. of Rmb245,000 is unsecured, non-interest bearing, and due and payable on demand.

(d)	RMB 255,000 to Mr. Zhu Wei, the former holder of a 51% interest in Shanghai Newray Photographic Equipment Co., Ltd. which is unsecured, non-interest bearing, and due and payable on demand.

Cash loan to Hainan Man Lai Yuan, unrelated third party of Rmb85,000 with interest rate at 0.45% per month, and due and payable by end of 2006 and cash loan for an unrelated third party of Rmb50,000 with interest at 5.22% p.a. This loan was renewed and due by the end of 2007 with same interest rate.

There was an advance to supplier of RMB 2,574,289 for the VOIP services. This advance is unsecured, non-interest bearing, and due on demand.

(e)	Trade deposit of security systems and spare parts prepaid to the suppliers for the sales orders placed by the customers.

(f)	The deposit for investment was paid to an unrelated company in Taiwan for a pending acquisition. As of the report date, the acquisition has not been completed.

4.	GOODWILL

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

Consequently, based on the results of the Company's discounted cash flows calculation, and the discontinuance of the primary business activity of Shanghai Newray Photographic Equipment Co., Ltd. it is management's conclusion that the Shanghai Newray Photographic Equipment Co., Ltd. has no goodwill. The Company has recorded an impairment charge of RMB 4,568,552 (US $563,323) in the fiscal year ended June 30, 2006.

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

	RMB	US$
Goodwill acquired in GATL transaction on August 10, 2004	$17,152,456	$2,114,976
Impairment for the year ended June 30, 2006	-	-
Balance at June 30, 2006	17,152,456	2,114,976

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

The total purchase price of Rmb8,213,760 consisted of 5,000,000 shares of the Company’s common stock valued at Rmb7,617,600 (US$0.184 per share) and commission expenses of Rmb596,160 US$72,000) paid to unrelated advisor. The value of the common stock issued was based on the market value of the common issued was based on the market value of the common stock at the completion dated of the acquisition.

Goodwill of Rmb7,272,437 represented the excess of the purchase price over the fair value of the net tangible asset acquired. The goodwill has been included in the unallocated segment.

	RMB	US$
Goodwill acquired in HCFPDCL transaction on Jan 6, 2005	$7,272,437	$896,725
Impairment for the year ended June 30, 2006	-	-
Balance at June 30, 2006	7,272,437	896,725
Impairment for the year ended June 30, 2007	(7272,437)	(896,725)
Balance at June 30, 2007	$-	$-

5.	SHORT-TERM LOAN

The Company loan to an un-related third party of US$250,000 and US$350,000 on November 28, 2005 and December 12, 2005, respectively with interest rate at 12% p.a. and due and payable on September 28, 2006 and September 12, 2006 respectively. These loans are still outstanding and the Company is expecting to be paid in full by June 30, 2008.

6.	PLANT AND EQUIPMENT

Plant and equipment is summarized as follows:

	June 30, 2007	June 30, 2006

Computer equipment	$166,813	$159,232
Furniture and office equipment	51,562	51,562
Motor vehicles	7,049	10,262

	225,424	221,056
Less: Accumulated depreciation	(173,972)	(170,176)

	$51,414	$50,880

Depreciation expenses were $28,146 and $ 20,002 for the years ended June 30, 2007 and June 30, 2006 respectively.

7.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables are summarized as follows:

	June 30, 2007	June 30, 2006

Wages and bonus	23,031	$31,410
Consultancy fees	100,071	88,506
Legal and professional fees	37,737	35,563
Audit and review fees	43,000	2,500
Loan interest payable	7,275	0
Loan from shareholder	500,000	0
Other	81,446	19,396

	$792,560	$177,375

8.	INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate.

 The Company is subject to the United States federal tax at a rate of 33%. IL was incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, is exempted from payment of the British Virgin Islands income taxes.  The subsidiaries (IITSL, CECITL, SBUJE, IFACL, GATL, CECTSC and HCFPDCL) established in the PRC are subject to PRC enterprise income taxes at a rate of 15%.  SNPE is subject to a special PRC enterprise income tax at a rate 0.5% of turnover.  IHKL is subject to Hong Kong profits tax at a rate of 17.5%.

The reconciliation of the United States federal income tax rate to the effective income tax rate based on loss before income taxes stated in the consolidated statements of operations is as follows:

Deferred taxation consisted of:

	June 30, 2007	June 30, 2006
Net operating loss carry forwards	$4,081,073	$990,526
Valuation allowance	(4,081,073)	(990,526)

Deferred tax assets, net	$-	$-

The change in valuation allowance from June 30, 2006 to June 30, 2007 is primarily related to the tax effects of the increase in the net operating loss in the current fiscal year. The Company has net operating loss carry forwards totaling approximately $4,000,000 as of June 30 2007, primarily relating to operations in the PRC.

A valuation allowance has been established for the full amount of the deferred tax benefit related to those loss carry forwards and other deferred tax assets as management believes that their realization is uncertain.

9.	STOCKHOLDERS' EQUITY

Year ended June 30, 2007

On September 25, 2006, November 17, 2006 and May 21, 2007, we authorize the issuance of 20,000,000, 20,000,000 and 22,000,000 shares respectively of common stock with a value of $0.05 per share to First Federal Holding Ltd. for private placement. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offeree and the parties they designated to receive the stock were accredited investor.

On November 17, 2006, we authorized the issuance of 80,000 shares of common stock with a value of $0.05 per share to an individual. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offeree and the parties they designated to receive the stock were accredited investor.

The Company redeemed 2,470,000 shares at $0.326 from Shenzhen International Hi-Tech Property Right Exchange Centre in December 2006. This redemption represented the reduction of the investment of $261,737.

The Company invested 25% of SFVI in October 2003. The Company decided to withdraw the investment in May 2006. The extraordinary loss was calculated in Note 11.

The Company redeemed 6,500,000 shares at $0.18 and the loss was erroneously overstated by $390,000. This accounting error had been corrected to the accumulated deficit at June 30, 2007 as prior year adjustment.

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

On August 22, 2005, we authorized the issuance of (i) 474,900 shares of common stock with a value of $0.09 per share to Stanford Capital International Limited for settlement of investment relation services already rendered to us having a value of $45,000; (ii) 200,000 shares of common stock with a value of $0.076 per share to Vanderkam &Associates for settlement of legal professional services already rendered to us having a value of $15,188; (iii) 1,700,000 shares of common stock with a value of $0.09 per share to directors and CEO for compensation; (iv) 700,000 shares of common stock with a value of $0.09 per share to consultants for services already rendered; (v) 2,600,000  shares of common stock with a value of $0.09 per share to Yorkshire  Capital Ltd, Wei, Xiping and Fang Hailing as commission for the  completion of a private placement of 40million shares of common stock of the Company; (vi) 3,000,000 shares of common stock with a value of $0.05 per share to Worldwide Gateway for private placement. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offerees and the parties they designated to receive the stock were accredited investors.

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

On September 27, 2005, we authorized the issuance of 5,000,000 shares of common stock with a value of $0.217 per share to acquire 21% of the issued and outstanding shares of Hainan Special Economic Zone Property Rights Exchange Centre from the shareholders of the Exchange Centre. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.There was no general solicitation or advertising engaged in by the Company in making this offering and the offerees and the parties they designated to receive the stock were accredited investor. The stock was delivered to the designated parties on October 17, 2005 after the approval and completion of the transfer of the 21% shareholding of the Exchange Centre to IMOT Technology.

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

10.	COMMITMENTS

Operating Leases - The Company has operating lease agreements for office premises, which extend through May 2008. Future minimum rental payments under agreements classified as operating leases with non-cancelable terms for the year ended June 30, 2008 are $61,347.

Rental expense paid for the years ended June 30, 2007 and 2006 were $60,238 and $74,652 respectively.

11.	EXTRAORDINARY ITEM

The Company disposed the 25% shareholding of SFVI on May 23, 2006 and sustained a loss on disposal of an associated company.

 Loss on disposal of 25% investment in SFVI is summarized as follows:

Cash consideration	$73,982
10,000,000 shares of IMOT at @US$0.24 per share	2,450,308
Total consideration paid	2,524,290
Commission paid	73,509
2,597,800

25% shared of net income for period from April 13, 2004 to May 23, 2006	386,905

2,984,704
6,500,000 shares of IMOT consideration to the Company on May 23, 2006 at @0.18 per share	1,170,000

Loss on disposal of 25% investment in SFVL	$1,814,705

12.	SEGMENT INFORMATION

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

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant inter-company transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the year ended June 30, 2007 and 2006 are as follows:

a.	Net revenues

	June 30, 2007	June 30, 2006

E-commerce solutions	$80,285	$172,051
Consultancy fee	-	(925)
Photographic business	1,628	96,615
VOIP services	4,598,619	-
Sales of digital security system	-	12,052,118
	$4,680,532	12,319,459

PRC	81,913	12,319,459
Taiwan	4,598,619	-
	$4,680,532	$12,319,459

b.	Net Profit / (loss):

	June 30, 2007	June 30, 2006

E-commerce solutions	$(417,439)	$(328,386)
Consultancy fee	-	111,261
Photographic business	(27,110)	(588,538)

VOIP services	(1,164,073)	-
Sales of digital security system		1,127,721
	$(1,608,622)	$322,058

Reconciliation:	(1,608,622)	322,058
Unallocated corporate expenses	(1,481,925)	(2,439,258)
Net Profit / (loss) for reportable segments	$(3,090,547)	$(2,117,200)

c.	Assets:

	June 30, 2007	June 30, 2006

E-commerce solutions	$477,168	$98,779
Consultancy fee	-	1,314,122
Photographic business	-	246,004
VOIP services	4,700,131
Sales of digital Security System	6,497,267	11,360,773
	$11,674,566	13,019,678

Reconciliation:
Total assets for reportable segments	11,674,566	13,019,678
Other corporate assets	4,210,986	4,016,491
	$15,885,552	$17,036,169

d.	Other items:

	June 30, 2007	June 30, 2006
Depreciation:
E-commerce solutions	$25,541	$16,053
Photographic business	37	416
Consultancy fee	1,051	1,810
Unallocated corporate assets	1,517	1,723
	28,146	$20,002

Expenditures for fixed assets:
E-commerce solutions	24,119	$41,519
Consultancy fee	-	1,489
Unallocated corporate assets	3193

	$27,312	$43,008

e.	Major customers and concentrations:

For the year ended June 30, 2007, the three largest customers in the VOIP segment, accounted for 86% and in VOIP segment, accounted for 85% of total revenues, respectively. As of June 30, 2007, two customers accounted for 94% of the total accounts receivable balance.

For the year ended June 30, 2006, the two largest customers in the digital security system segment, accounted for 35%, and in the photographic business segment, accounted for 58%, of total revenues, respectively. As of June 30, 2006, one customer accounted for 32% of the total accounts receivable balance.

13.	GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $3,090,547 for the year ended June 30, 2007 and has an accumulated deficit of $13,391,999 as of June 30, 2007. The Company also continues to experience negative cash flows from operations. The Company will be required to raise additional capital to fund its operations, and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to strengthen its core business, control its overall expenditures, improve the efficiency of its operations and continue its efforts to expand by acquiring other business opportunities. During the year ended June 30, 2007, the Company raised additional capital by several private placements of $3,104,000.

14.	SUBSEQUENT EVENTS

In July 2007, the Company has signed a letter of intent to invest in a Taiwan company, which is a manufacturer of touch screen with clientele mainly in Taiwan. This transaction is still pending as of the date of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMOST CORPORATION

By:	/s/ Rocky Wu
Rocky Wulianghai
President and Chief Executive Officer

By:	/s/ Thomas Lee
Thomas Lee
Chief Financial Officer

Dated:                      October 25, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date: October 25, 2007
/s/ Fred Peck	Director
Fred Peck

/s/ James Wu	Director
James Wu

/s/ Rocky Wu	Director, President and Chief Executive Officer
Rocky Wulianghai

/s/ Wilbert Kam	Director
Wilbert Kam

/s/ Catalina Chan	Director
Catalina Chan

/s/ Shim Yang	Director
Shim Yang

/s/ Deng Xiang Xiong	Director
Deng Xiang Xiong