Form 10QSB
period 2007-09-30
INTERMOST CORP
filed 2007-11-14
CIK 1088312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission file number:  000-30430
________________

INTERMOST CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming	87-0418721
(State or other jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

31st Floor, 3B31-23 Guomao Building, 005 Renmin Rd. (South), Shenzhen, People’s Republic of China	518014
(Address of principal executive offices)	(Zip Code)

011-86-755-8221-0238
(Registrant’s Telephone Number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: ++215,370,278 shares of common stock as of November 4, 2007.

Transitional Small Business Disclosure Format (check one).  Yes ☐  No ☒

TABLE OF CONTENTS

PART I.  Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance sheets (Unaudited) as of June 30, 2007 and September 30, 2007	2
Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2006 and September 30, 2007	3
Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2006 and September 30, 2007	4
Notes to Condensed Consolidated Financial Statements for the three months ended September 30, 2006 and September 30, 2007	5

Item 2.	Management’sDiscussion and Analysis or Plan of Operation	10
	Risk Factors	17
Item 3A(T).	Controls and Procedures	20

PART II.  Other Information

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept 30, 2007 (unaudited)	June 30, 2006
	USD	USD
ASSETS
Current Assets
Cash and cash equivalents	741,824	833,993
Accounts receivable, net	4,066,438	3,385,123
Inventories	199,047	195,946
Security bond deposit	-	-
Stock in custodian	-	-
Short-term Loan	673,659	670,763
Deposits, prepayments and other receivables	2,196,117	2,269,083
Short-term investment	373,909	368,083

Total current assets	8,250,994	7,722,991

Other Assets
Unlisted investment	907,669	893,526
Property and equipment, net	46,098	51,414
Investment in an associated company	6,605,320	7,197,267
Intangible assets, net	19,253	20,354

TOTAL ASSETS	15,829,334	15,885,552

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	3,903,138	3,927,964
Accrued liabilities and other payable	967,294	792,560
Customer deposits	96,545	105,708
Deferred revenue	9,244	-
Business taxes and government surcharges payable	-	-

Total Current Liabilities	4,976,221	4,986,232

Minority Interests	744,355	732,762

STOCKHOLDERS’ EQUITY
Preferred stock, par value US$0.001 per share
Authorized - 5,000,000 shares
Issued and outstanding - None	-	-
Common stock, par value US$0.001 per share
Authorized - 500,000,000 shares
Issued and outstanding --- 215,370,278 shares at June 30, 2007 and at Sept 30, 2007	215,371	215,371
Additional paid-in capital	23,235,236	23,235,236
Treasury stock	(8,970)	(8,970)
Accumulated deficit	(14,710,902)	(13,391,999)
Accumulated other comprehensive loss	1,378,023	116,920
	10,108,758	10,166,558

TOTAL LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY	15,829,334	15,885,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended Sept 30,
	2007	2006
	USD	USD
Net revenue	7,598	280,399
Cost of revenues	(36,965)	(260,768)
Gross profit	(29,367)	19,632
Costs and expenses:
Selling, general and administrative expenses	(173,122)	(347,001)
Impairment of goodwill	-	(896,725)
Exchange differences	-	-
Amortization of intangible assets	(832)	(8,034)
Total costs and expenses	(173,954)	(1,251,760)

Income (loss) from operations	(203,321)	(1,232,128)
Interest income	8,025	1,823
Loan interest income	16,244	11,837
Investment income / (loss)	-	(3,509)
Other income, net	-	(62)
Income before income taxes,
minority interests and equity in
earnings of associated companies	(179,052)	(1,222,039)
Income taxes	-	(5,264)
Income before minority interests and equity in
earnings of an associated companies	(179,052)	(1,227,303)
Minority interests	4	1,277
Income (loss) before equity in earnings of
associated companies	(179,048)	(1,226,027)
Equity in earnings of associated companies	5,182	(3,280)
Profit / (Loss) before extra-ordinary items	(173,866)	(1,229,306)
Loss on closing a subsidiary company	(1,145,037)	-
Net income (loss)	(1,318,903)	(1,229,306)

Net income (loss) per common share-basic and diluted	(0.006)	(0.008)

Weighted average number of common shares outstanding-basic and diluted	215,370,278	153,290,278

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended Sept 30,
	2007	2006
	USD	USD
Cash flows from operating activities:
Net income (loss)	(173,866)	(1,229,306)
Impairment of goodwill	-	896,725
Amortization of intangible assets	832	8,034
Equity in earnings of associated companies	(5,182)	3,280
Loss on disposal of a subsidiary	(1,145,037)
Depreciation	6,125	7,354
Minority interests	11,593	(1,277)
(Increase) decrease in operating assets -
Accounts receivable	18,685	2,288,680
Inventories	(3,101)	(159,730)
Deposits, prepayments and other receivables	98,610	(2,282,739)
Increase (decrease) in operating liabilities -
Accounts payable	(24,826)	4,936
Accrued Liabilities	(11,121)	484,341
Customer deposits	1,505	8,508
Deferred revenue	(1,424)	(8,919)
Business taxes and government surcharges payable	211	(14,301)
Net cash used in operating activities	(1,226,996)	5,586
Cash flows from investing activities:
Acquisition of plant and equipment	-	(14,895)
Increase (decrease) in short-term loan	(2,896)	600,148
Net cash provided by investing activities	(2,896)	585,253
Cash flows from financing activities:
Increase in security bond	-	(1,000,000)
Net proceeds from issuance of common stock	-	1,000,000
Net cash provided by financing activities	-	-

Cash and cash equivalents:
Net increase (decrease)	(1,229,892)	590,839
Accumulated other comprehensive loss	1,137,723	-
Balance at beginning of period	833,993	692,624
Balance at end of period	741,824	1,283,463

Supplemental cash flow information:
Cash paid for interest	-	-
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Receivable from issuance of common stock	-	-
Issuance of reserved common stock	-	-
Issuance of common stock for service	-	-
Acquisition of associated companies
Acquisition of subsidiaries:
Non-cash assets acquired	-	-
Liabilities assumed in acquisition	-	-
Issuance of common stock	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED SEPT 30, 2006 AND 2007

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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 31, 2007, the results of operations for the three months ended September 30, 2007 and 2006, and the cash flows for the three months ended September 30, 2007 and 2006. The balance sheet as of June 30, 2007 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2008.

2.  NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the three months ended September 30, 2006 and 2007. Accordingly, basic and diluted earnings per share are the same for all periods presented.

3.  FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in Renminbi (“Rmb”), the currency of the People’s Republic of China (the “PRC”). The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb7.506 to US$1.00. The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss.

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb 8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. With the strong Rmb continuously appreciated to Rmb 7.6248 for US$1 at June 30, 2007. And the Rmb was further appreciated to Rmb 7.506 for US$ 1 at this quarter ended September 30, 2007.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

For the purposes of financial statements presentation, the United States dollars equivalents of the all numbers are translated at the rate of USD 1 to Rmb 7.506.

4.  STOCK-BASED COMPENSATION

The Company may periodically issue shares of common stock for services rendered or for financing costs. The Company may also periodically issue shares of common stock in conjunction with the acquisition of an, all or a portion of the equity interest in a business. The shares of common stock vest immediately on issuance and are not subject to any redemption rights.

The value of the shares of common stock issued for accounting purposes is based on the market price of the shares at the date of the transaction or on the fair value of the services rendered or net assets acquired, whichever is more determinable, based on the specific facts and circumstances of each transaction. The Company did not issue any stock during the three-month period ended September 30, 2007 for any services rendered or assets acquired.

The Company may periodically issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (“SFAS No. 123”), which establishes a fair value method of accounting for stock-based compensation plans.

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

The Company did not have any stock options outstanding during the period ended September 30, 2007. Accordingly, no pro forma financial disclosure is provided herein.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 - Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for tax positions. Interpretation No. 48 requires the use of 1 two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions including a roll-forward of tax benefits taken that do not qualify for financial statement recognition. The provisions of FIN 48 becomes effective for the Company on July 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and its impact on its financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements”. Bulletin No. 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. Bulletin No. 108 requires that, in addition, to considering the amount of the error originating in the current year statement of operations, the misstatements existing at each balance sheet date should be considered, irrespective of the period of origin of the error (rollover approach versus iron curtain approach). The Company adopted Bulletin No. 108 during the quarter ended September 30, 2007. The adoption did not have a material impact on its financial position, cash flows, and results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. Statement No. 157 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. We are required to apply the provision of Statement No. 157 prospectively as of July 1, 2008, and recognize any transition adjustment as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and its impact on its financial position, cash flows, and results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure any financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement No. 159 will be effective for the Company on July 1, 2008. The Company is currently evaluating the impact of adopting FIN 48 and its impact on its financial position, cash flows, and results of operations.

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

The Company’s primary sources of revenues and cash flows are derived from its business operations in the PRC. The Company’s business activity is with customers in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

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

On January 1, 1994, the PRC government introduced a single rate of exchange of Renminbi ("Rmb") against United States Dollar (“US$”) as quoted daily by the People’s Bank of China (the "Unified Exchange Rate"). On July 21, 2006, Rmb was revalued from Rmb 8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Peoples Bank of China also announced that the Renminbi would be pegged to a basket of foreign currencies, rather then being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. No representation is made that the Rmb amounts have been, or could be, converted into US$ at that rate. This quotation of exchange rates does not imply free convertibility of Rmb to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

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

The  Company’s key consolidated subsidiaries organized in the PRC  (ChinaE.com Information Technology  Ltd., IMOT  Information  Technology  (Shenzhen) Ltd., ChinaE.com  Technology (Shenzhen) Ltd.,   Intermost Focus Advertising Company Ltd., Shenzhen Golden Anke Technology Ltd., and ChinaE.com Investment Consultant (Shenzhen) Limited) are subject to PRC enterprise income taxes at a rate of 15%.

For the three months ended September 30, 2007 and 2006, Shenzhen Golden Anke Technology Ltd. generated approximately the majority of the Company's consolidated taxable income. Since the losses from one subsidiary cannot be offset against the income from another subsidiary in determining the provision for income taxes, the Company's provision for income taxes for the three months ended September 30, 2007 and 2006 are mainly for the taxable income generated by Shenzhen Golden Anke Technology Ltd.

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

9.  SEGMENT INFORMATION

The Company adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” in respect of its operating segments.  The Company currently operates in four principle business segments which are: E-Commerce solutions, Digital security imaging system, Consulting, and Photographic business. E-Commerce Solutions comprises revenue from web-site development contracts and maintenance contracts. The Digital security imaging system segment consists of sales of surveillance system and maintenance services.  The Consulting segment comprises services rendered for provision of information on property exchange matters, and the Photographic Business consists of sales of photographic equipment.

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered; as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc. Except for the customers of VOIP call minutes, all of the other customers are located in the PRC. As such, no geographical Segment information is presented. Segment information for the three months period ended September 30, 2007 is as follows:

(a)  Net revenues:

	Three Months Ended September 30, 2007
	Rmb’000	US$’000
E-commerce solutions	54	7
VOIP call minutes	3	-
Photographic business	-	-
Digital security imaging system	-	-
	57	7

(b)  Net income (loss):

	Three Months Ended September 30, 2007
	Rmb’000	US$’000

E-commerce solutions	(596)	(79)
Consulting	-	-
Photographic business	-	-
VOIP call minutes	11	2
Digital security imaging system	-	-
Corporate	(9,386)	(1,242)
	(9,971)	(1,319)

(c)Assets:

	As at September 30, 2007
	Rmb’000	US$’000

E-commerce solutions	544	71
Consulting	3,375	443
Digital security imaging system	-	-
Photographic business	1,984	260
VOIP call minutes	36,937	4,844
Corporate	75,743	9,934
	118,583	15,552

Substantially all of the Company's identifiable assets are located in the PRC.

(d)  Other items:

	Three Months Ended September 30, 2007
	Rmb’000	US$’000
Depreciation:
E-commerce solutions	44	6
Consulting	0	0
Corporate expenses	2	0
	46	6

     There was no fixed expenditure for fixed assets during the three months ended September 30, 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements contained in this Form 10-QSB constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that there will be no material adverse change in our operations or business, that we will meet success in marketing and selling our products, and that we will be able to continue to attract and retain skilled employees necessary for our business, among other things.  The foregoing assumptions are based on judgments with respect to, among other things, information available to our, future economic, competitive and market conditions and future business decisions.  All of these assumptions are difficult or impossible to predict accurately and many are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by our business and operations, which could cause our financial performance to vary markedly from prior results, or results contemplated by the forward-looking statements. Such risks include failure of the our technology or products to work as anticipated, failure to develop commercially viable products or services from our technology, delays or failure in financing efforts, delays in or lack of market acceptance, failure to recruit adequate personnel, and problems with protection of intellectual property, among others. The words “believe,” “estimate,” “expect,” “intend,” “anticipate” “should”, “could”, “may”, “plan” and similar expressions and variations thereof identify some of these forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter our capital investment and other expenditures, which may also adversely affect our results of operations. In light of significant uncertainties inherent in forward-looking information included in this Quarterly Report on Form 10-QSB, the inclusion of such information should not be regarded as a representation by us that our objectives or plans will be achieved. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

Risks Associated with Doing Business in China

There are significant risks in operating in the Peoples’ Republic of China (the “PRC”). These include risks associated with the political and economic environment, foreign currency exchange and the legal system in the PRC.  The economy of PRC differs significantly from the economies of the industrialized nations of the west in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the PRC government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC government to control inflation have significantly restrained economic expansion in the recent past. Similar actions by the PRC government in the future could have a significant adverse effect on economic conditions there.

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

On January 1, 1994, the PRC government introduced a single rate of exchange of Renminbi (“Rmb”) against United States Dollar ("US$") as quoted daily by the People's Bank of China (the “Unified Exchange Rate”). On July 21, 2006, Rmb was revalued from Rmb 8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Peoples Bank of China also announced that the Renminbi would be pegged to a basket of foreign currencies, rather then being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. No representation is made that the Rmb amounts have been, or could be, converted into US$ at that rate. This quotation of exchange rates does not imply free convertibility of Rmb to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

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

Certain Factors Affecting Future Operating Results

The Company’s operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period. Some of these factors include:

•	the Company's ability to successfully implement its current business plans;

•	whether the Company will be able to obtain additional capital, if necessary, to support its operations;

•	whether the Company will be able to find joint venture prospects or acquisition prospects with which to enhance its business;

•	whether the Company can successfully integrate acquisitions that it makes into its business;

•	the level and rate of acceptance of the Company's products and services by consumers in China;

•	continued economic growth in China;

•	entry of new competition (including established companies from outside China and companies with substantially greater resources) into the Company's market;

•	fluctuations in the level of demand for services or products;

•	rescheduling or cancellation of orders by customers;

•	competitive pressures on selling prices;

•	rapid changes in technology, which could result in the Company's technology becoming obsolete;

•	dependence upon key employees;

•	availability and cost of computer technicians;

•	loss of any of the Company's major customers;

•	the Company's ability to introduce new products and services on a timely basis;

•	new product and service introductions by the Company's competitors;

•	fluctuations in exchange rates; and

•	adverse changes in the general economic, social or political conditions in the PRC.

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

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”  Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted cash flows approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

Income Taxes

The Company records a valuation allowance to reduce its deferred tax assets derived from operating loss of certain subsidiaries in the PRC to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made. Currently, the Company is evaluating the impact of implementation of FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.”

Results of Operations - Three Months Ended September 30, 2007 and 2006

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the three months ended September 30, 2007 consisted primarily from ChinaE.com Tech, which provide e-commerce solutions. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	Net Revenue		Net Revenue
	2006	2006	2007	2007
3 months ended September 30	USD'000%		USD'000%

E-commerce solutions	22	8%	7	100%
Sale of digital security imaging equipments	257	92%	-	0%
VOIP	0	0%	-	0%
Sale of photographic equipments	1	0%	-	0%
Consulting	0	0%	-	0%
	280	100%	7	100%

Total net revenues decreased by 98% to $7K during the three months ended September 30, 2007, as compared to $280K during the three months ended September 30, 2006. The decrease in total net revenues was primarily due to the decrease in sales of digital security imaging systems made through the Company's previous subsidiary, Shenzhen Golden Anke.  The main reason for the decrease in sales during the period is due to the change of shareholdings in Golden Anke, changed from a subsidiary to an associated company as at year ended June 30, 2007.  As a result of this, there were no more sales of digital security imaging systems taken into the Company, but the performance of Golden Anke was included in the share of profits of associated companies.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	Cost of Revenue		Cost of Revenue
	2006	2006	2007	2007
3 months ended September 30	USD'000%		USD'000%

Salaries of technicians / engineers	32	12%	24	67%
Sale of photographic equipments	2	1%	0	0%
Sale of digital security imaging equipments	213	81%	0	0%
Depreciation	4	2%	5	14%
VOIP	0	0%	0	0%
Others	10	4%	7	19%
	261	100%	36	100%

Cost of revenues decreased by 99% to $36K or 96% of net revenues for the three months ended September 30, 2007, as compared to $261K during the three months ended September 30, 2006.

The principal components of cost of revenues during the three months ended September 30, 2007 were engineer and technician salaries, other costs associated with engineering and technical staff support and depreciation of equipment utilized in connection with the Company's operations.

The decrease in costs of revenues in 2007 as compared to 2006 was principally attributable to the decrease in sales volume of the Company's e-commerce solutions.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense consists principally of sales commissions, advertising, other marketing expenses, rental expenses, salaries for administrative and sales staff, and corporate overhead.

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	SG&A Expenses		SG&A Expenses
	2006	2006	2007	2007
3 months ended September 30	USD'000%		USD'000%

Sales & Marketing salaries & commissions	18	12%	34	20%
Advertising & other sales & marketing expenses	7	9%	4	2%
Rentals	23	10%	15	8%
Administrative salaries	53	23%	67	39%
Corporate overhead	246	46%	53	31%
	347	100%	173	100%

For the three months ended September 30, 2007, SG&A expense decreased by 50% to $173K, as compared to $347K for the three months ended September 30, 2006.

The increase in SG&A expense in 2007 as compared to 2006 was principally attributable to cost cutting measures implemented in the quarter ended September 30, 2007.  During the three months ended September 30, 2007, the Company reduced its sales team as a result of management's reassessment of the manpower required to generate sales and service to the Company's customers and the Company also implemented a firm-wide cost-cutting exercise.

Income Taxes

Income taxes for the three months ended September 30, 2007 were $0K and $5K for the three months ended September 30, 2006.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income of the Company’s non-wholly-owned subsidiaries. The balance is mainly derived from Shenzhen Golden Anke.

Equity in losses of an associated company represents the Company's proportionate share of the loss of Hainan Property Right Exchange Centre.

Net Income (Loss)

The Company had net loss of $1,319K during the three months ended September 30, 2007, as compared to a net income of $1,229K during the three months ended September 30, 2006.

Liquidity and Capital Resources – September 30, 2007

At September 30, 2007, the Company had cash and cash equivalents of $ 742K and working capital of $10,167K, as compared to $1,283K of cash and cash equivalents and $11,302K of working capital at September 30, 2006.

Net cash used in operating activities was $1,227K for the three months ended September 30, 2007, as compared to net cash used in operating activities of $6K for the three months ended September 30, 2006. The decrease in net cash provided by operating activities in 2007 as compared to 2006 is reflected in the disposal of a subsidiary.

Net cash used in investing activities was $3K for the three months ended September 30, 2007, consisting of increase in short term loan. Net cash generated from investing activities were $585K for the three months ended September 30, 2006.

Net cash provided by financing activities were $0K for both three months ended September 30, 2007 and 2006.

The Company continues to evaluate various opportunities to improve the operating performance of the Company’s businesses and to invest in or acquire other types of businesses.

Principal Commitments

At September 30, 2007, the Company does not have any material commitments for operating leases or capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at September 30, 2007.

Off-Balance Sheet Arrangements

The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements at September 30, 2007.

RISK FACTORS

In addition to other information in this Form 10-QSB, including many risks presented in our Management’s Discussion and Analysis, the following risk factors should be carefully considered in evaluating our business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control.  The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition.  As a result of the risk factors set forth below and elsewhere in this 10-QSB, the risks identified in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

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

ITEM 3A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Notwithstanding the foregoing, there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedure can only provide reasonable assurance of achieving their control objectives.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

2.1	Articles of Merger (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Employment Agreement, dated March 12, 2004, between Intermost Corporation and Andy Lin (2)
10.3	Cooperative Agreement re: formation of Jiayin E-Commerce joint venture (1)
10.4	Agreement Regarding Transfer of Properties on 38th Floor, Guomao Building (3)
10.5	Shareholding Transfer Agreement dated May 23, 2003 between IMOT Information Technology (Shenzhen) Ltd. and Shanghai Newray Business Development Co., Ltd. (4)
10.6	Share Transfer Agreement among IMOT Information Technology (Shenzhen) Ltd., Shenzhen Golden Anke Technology Co. Ltd., Intermost Corporation, Tu Guoshen and Li Zhiquan (5)
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

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.1	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *32.2
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.

(1)	Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form 10-SB (Commission File No. 0-30430).
(2)	Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on March 25, 2004.
(3)	Incorporated by reference to the respective exhibits filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.
(4)	Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on June 9, 2003.
(5)	Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on August 17, 2004.
(6)	Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed with the SEC on April 26, 2004.
(7)	Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 filed with the SEC on February 14, 2003.
(8)	Incorporated by reference to the Registrant's Proxy Statement filed with the SEC on January 6, 2004.
(9)	Incorporated by reference to the Exhibit filed with Form 10-KSB, amendment No. 1 for the year ended June 30, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2007                                                                                                           INTERMOST CORPORATION

By:              /s/ Rocky Wulianghai
Rocky Wulianghai
President and Chief Executive Officer

By:              /s/ Thomas Lee
Thomas Lee
Chief Financial Officer