Form 10QSB
period 2007-12-31
INTERMOST CORP
filed 2008-02-11
CIK 1088312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission file number:  000-30430

INTERMOST CORPORATION
(Exact name ofregistrant as specified in its charter)

Wyoming	87-0418721
(State or other jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

31stFloor, 3B31-23 Guomao Building, 005 Renmin Rd.(South), Shenzhen, People’s Republicof China	518014
(Address of principal executive offices)	(Zip Code)

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

Transitional Small Business Disclosure Format (check one).  Yes ☐  No ☒

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec 31, 2007 (unaudited)	June 30, 2006
	USD	USD
ASSETS
Current Assets
Cash and cash equivalents	699,982	833,993
Accounts receivable, net	3,841,854	4,085,123
Inventories	204,580	195,946
Security bond deposit	-	-
Stock in custodian	-	-
Short-term Loan	671,877	670,763
Deposits, prepayments and other receivables	2,219,520	2,269,083
Short-term investment	384,302	368,083

Total current assets	8,022,115	8,422,991

Other Assets
Unlisted investment	932,899	893,526
Property and equipment, net	41,056	51,414
Investment in an associated company	6,790,404	6,497,267
Intangible assets, net	18,325	20,354

TOTAL ASSETS	15,804,799	15,885,552

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	3,696,654	3,927,964
Accrued liabilities and other payable	780,218	792,560
Customer deposits	104,900	105,708
Due from shareholder	270,949	160,000
Business taxes and government surcharges payable	-	-

Total Current Liabilities	4,852,721	4,986,232

Minority Interests	765,046	732,762

STOCKHOLDERS’ EQUITY
Preferred stock, par value US$0.001 per share
Authorized - 5,000,000 shares
Issued and outstanding - None	-	-
Common stock, par value US$0.001 per share
Authorized - 500,000,000 shares
Issued and outstanding --- 206,399,923 & 215,370,278 shares at Dec 31, 2007 & June 30, 2007 respectively	206,400	215,371
Additional paid-in capital	23,235,237	23,235,236
Treasury stock	-	(8,970)
Accumulated deficit	(14,878,444)	(13,391,999)
Accumulated other comprehensive loss	1,623,839	116,920
	10,187,032	10,166,558

TOTAL LIABLITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY	15,804,799	15,885,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended Dec 31,
	2007	2006
	USD	USD

Net revenue	4,445	700,419
Cost of revenues	(17,048)	(684,666)
Gross profit	(12,603)	15,753
Costs and expenses:
Selling, general and administrative expenses	(176,397)	(237,655)
Impairment of goodwill	-	-
Exchange differences	224	559,368
Amortization of intangible assets	(2,018)	(8,354)
Total costs and expenses	(178,191)	313,359

Income (loss) from operations	(190,794)	329,112
Interest income	28,115	2,213
Loan interest income	5	6,431
Investment income / (loss)	-	-
Other income, net	3,290	100
Income before income taxes,
minority interests and equity in
earnings of associated companies	(159,384)	337,856
Income taxes	-	(3,042)
Income before minority interests and equity in
earnings of an associated companies	(159,384)	334,814
Minority interests	-	(7,630)
Income (loss) before equity in earnings of
associated companies	(159,384)	327,184
Equity in earnings of associated companies	1,483	-
Profit / (Loss) before extra-ordinary items	(157,901)	327,184
Loss on closing a subsidiary company	-	-
Net income (loss)	(157,901)	327,184

Net income (loss) per common share-basic and diluted	(0.0015)	0.002

Weighted average number of common shares outstanding-basic and diluted	103,199,962	173,922,536

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six months ended Dec 31,
	2007	2006
	USD	USD

Net revenue	12,043	991,963
Cost of revenues	(54,013)	(955,798)
Gross profit	(41,970)	36,165
Costs and expenses:
Selling, general and administrative expenses	(349,519)	(592,355)
Impairment of goodwill	-	(932,364)
Exchange differences	224	553,275
Amortization of intangible assets	(2,850)	(16,707)
Total costs and expenses	(352,145)	(988,151)

Income (loss) from operations	(394,115)	(951,986)
Interest income	36,140	4,108
Loan interest income	16,249	18,740
Investment income / (loss)	-	(3,649)
Other income, net	3,290	35
Income before income taxes,
minority interests and equity in
earnings of associated companies	(338,436)	(932,752)
Income taxes	-	(8,515)
Income before minority interests and equity in
earnings of an associated companies	(338,436)	(941,267)
Minority interests	4	(6,302)
Income (loss) before equity in earnings of
associated companies	(338,432)	(947,569)
Equity in earnings of associated companies	6,665	(3,410)
Profit / (Loss) before extra-ordinary items	(331,767)	(950,979)
Loss on closing a subsidiary company	(1,154,678)	-
Net income (loss)	(1,486,445)	(950,979)

Net income (loss) per common share-basic and diluted	(0.007)	(0.006)

Weighted average number of common shares outstanding-basic and diluted	210,885,101	163,662,170

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended Dec 31,
	2007	2006
	USD	USD
Cash flows from operating activities:
Net income (loss)	(331,767)	(950,979)
Impairment of goodwill	-	932,364
Amortization of intangible assets	2,850	16,707
Equity in earnings of associated companies	(6,665)	3,410
Loss on disposal of a subsidiary	(1,145,037)
Depreciation	12,336	14,841
Minority interests	32,284	6,302
(Increase) decrease in operating assets -
Accounts receivable	243,269	2,033,333
Inventories	(8,634)	(185,120)
Deposits, prepayments and other receivables	76,568	(2,371,211)
Increase (decrease) in operating liabilities -
Accounts payable	(231,310)	(22,836)
Accrued liabilities	(38,197)	50,722
Customer deposits	4,188	9,625
Deferred revenue	(4,996)	(14,421)
Business taxes and government surcharges payable	(1,150)	(10,663)
Net cash used in operating activities	(1,396,261)	(487,926)
Cash flows from investing activities:
Acquisition of plant and equipment	-	(22,923)
Increase (decrease) in short-term loan	(1,114)	152,205
Net cash provided by investing activities	(1,114)	129,282
Cash flows from financing activities:
Loan from a related company	110,949
Increase in security bond	-	(1,500,000)
Net proceeds from issuance of common stock	-	2,237,929
Net cash provided by financing activities	110,949	737,929

Cash and cash equivalents:
Net increase (decrease)	(1,286,426)	379,285
Accumulated other comprehensive loss	1,152,415	292,370
Balance at beginning of period	833,993	720,151
Balance at end of period	699,982	1,391,806

Supplemental cash flow information:
Cash paid for interest	-	-
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Receivable from issuance of common stock	-	-
Issuance of reserved common stock	-	22,000
Issuance of common stock for service	-	-
Acquisition of associated companies
Acquisition of subsidiaries:
Non-cash assets acquired	-	-
Liabilities assumed in acquisition	-	-
Issuance of common stock	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SIX MONTHS ENDED DEC 31, 2006 AND 2007

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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2007, the results of operations for the six months ended December 31, 2007 and 2006, and the cash flows for the six months ended December 31, 2007 and 2006. The balance sheet as of June 30, 2007 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

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

The results of operations for the six months ended December 31, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2008.

2.  NET INCOME (LOSS) PER COMMON SHARE
Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the six months ended December 31, 2006 and 2007. Accordingly, basic and diluted earnings per share are the same for all periods presented.

3.  FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in Renminbi (“Rmb”), the currency of the People’s Republic of China (the “PRC”). The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb7.303 to US$1.00. The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss.

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb 8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. With the strong Rmb continuously appreciated to Rmb 7.6248 for US$1 at June 30, 2007. And the Rmb was further appreciated to Rmb 7.303 for US$ 1 at this quarter ended December 31, 2007.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

For the purposes of financial statements presentation, the United States dollars equivalents of the all numbers are translated at the rate of USD 1 to Rmb 7.303.

4.  STOCK-BASED COMPENSATION

The Company may periodically issue shares of common stock for services rendered or for financing costs. The Company may also periodically issue shares of common stock in conjunction with the acquisition of an, all or a portion of the equity interest in a business. The shares of common stock vest immediately on issuance and are not subject to any redemption rights.

The value of the shares of common stock issued for accounting purposes is based on the market price of the shares at the date of the transaction or on the fair value of the services rendered or net assets acquired, whichever is more determinable, based on the specific facts and circumstances of each transaction. The Company did not issue any stock during the six-month period ended December 31, 2007 for any services rendered or assets acquired.

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

The Company did not have any stock options outstanding during the period ended December 31, 2007. Accordingly, no pro forma financial disclosure is provided herein.

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

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements”. Bulletin No. 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. Bulletin No. 108 requires that, in addition, to considering the amount of the error originating in the current year statement of operations, the misstatements existing at each balance sheet date should be considered, irrespective of the period of origin of the error (rollover approach versus iron curtain approach). The Company adopted Bulletin No. 108 during the quarter ended December 31, 2007. The adoption did not have a material impact on its financial position, cash flows, and results of operations.

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

For the six months ended December 31, 2007 and 2006, Shenzhen Golden Anke Technology Ltd. generated approximately the majority of the Company's consolidated taxable income. Since the losses from one subsidiary cannot be offset against the income from another subsidiary in determining the provision for income taxes, the Company's provision for income taxes for the six months ended December 31, 2007 and 2006 are mainly for the taxable income generated by Shenzhen Golden Anke Technology Ltd.

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

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered; as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc. Except for the customers of VOIP call minutes, all of the other customers are located in the PRC. As such, no geographical Segment information is presented. Segment information for the six months period ended December 31, 2007 is as follows:

(a)  Net revenues:

	Six Months Ended December 31, 2007
	Rmb’000	US$’000
E-commerce solutions	87	12
VOIP call minutes	3	-
Photographic business	-	-
Digital security imaging system	-	-
	90	12

(b)  Net income (loss):

	Six Months Ended December 31, 2007
	Rmb’000	US$’000

E-commerce solutions	(925)	(123)
Consulting	-	-
Photographic business	-	-
VOIP call minutes	172	23
Digital security imaging system	-	-
Corporate	(10,390)	(1,386)
	(11,143)	(1,486)

(c) Assets:

	As at December 31, 2007
	Rmb’000	US$’000
E-commerce solutions	510	70
Consulting	3,375	455
Digital security imaging system	-	-
Photographic business	1,984	306
VOIP call minutes	34,628	4,742
Corporate	74,728	10,232
	115,225	15,805

Substantially all of the Company's identifiable assets are located in the PRC.

(d)  Other items:

	Six Months Ended December 31, 2007
	Rmb’000	US$’000
Depreciation:
E-commerce solutions	88	12
Consulting	0	0
Corporate expenses	4	0
	92	12

There was no fixed expenditure for fixed assets during the six months ended December 31, 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements contained in this Form 10-QSB constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that there will be no material adverse change in our operations or business, that we will meet success in marketing and selling our products, and that we will be able to continue to attract and retain skilled employees necessary for our business, among other things.  The foregoing assumptions are based on judgments with respect to, among other things, information available to our, future economic, competitive and market conditions and future business decisions.  All of these assumptions are difficult or impossible to predict accurately and many are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by our business and operations, which could cause our financial performance to vary markedly from prior results, or results contemplated by the forward-looking statements. Such risks include failure of the our technology or products to work as anticipated, failure to develop commercially viable products or services from our technology, delays or failure in financing efforts, delays in or lack of market acceptance, failure to recruit adequate personnel, and problems with protection of intellectual property, among others. The words “believe,”“estimate,”“expect,”“intend,”“anticipate”“should”, “could”, “may”, “plan” and similar expressions and variations thereof identify some of these forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter our capital investment and other expenditures, which may also adversely affect our results of operations. In light of significant uncertainties inherent in forward-looking information included in this Quarterly Report on Form 10-QSB, the inclusion of such information should not be regarded as a representation by us that our objectives or plans will be achieved. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

Results of Operations - Three Months Ended December 31, 2007 and 2006

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the three months ended December 31, 2007 consisted primarily from ChinaE.com Tech, which provide e-commerce solutions. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	Net Revenue		Net Revenue
	2006	2006	2007	2007
3 months ended December 31	USD'000%		USD'000%

E-commerce solutions	23	3%	4	100%
Sale of digital security imaging equipments	219	31%	-	0%
VOIP	458	66%	-	0%
Sale of photographic equipments	-	0%	-	0%
Consulting	-	0%	-	0%
	700	100%	4	100%

Total net revenues decreased by 99% to $4K during the three months ended December 31, 2007, as compared to $800K during the three months ended December 31, 2006. The decrease in total net revenues was primarily due to the decrease in sales of digital security imaging systems made through the Company's previous subsidiary, Shenzhen Golden Anke.  The main reason for the decrease in sales during the period is due to the change of shareholdings in Golden Anke, changed from a subsidiary to an associated company as at year ended June 30, 2007.  As a result of this, there were no more sales of digital security imaging systems taken into the Company, but the performance of Golden Anke was included in the share of profits of associated companies.  Due to the VOIP service contract has been expired in Taiwan, there was no VOIP income for the period.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	Cost of Revenue		Cost of Revenue
	2006	2006	2007	2007
3 months ended December 31	USD'000%		USD'000%

Salaries of technicians / engineers	31	4%	7	175%
Sale of photographic equipments	-	0%	0	0%
Sale of digital security imaging equipments	191	27%	0	0%
Depreciation	4	1%	5	125%
VOIP	448	64%	0	0%
Others	10	2%	5	100%
	684	98%	17	400%

Cost of revenues decreased by 98% to $17K or 400% of net revenues for the three months ended December 31, 2007, as compared to $684K during the three months ended December 31, 2006.

The principal components of cost of revenues during the three months ended December 31, 2007 were engineer and technician salaries, other costs associated with engineering and technical staff support and depreciation of equipment utilized in connection with the Company's operations.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	SG&A Expenses		SG&A Expenses
	2006	2006	2007	2007
3 months ended December 31	USD'000%		USD'000%

Sales & Marketing salaries & commissions	9	1%	14	350%
Advertising & other sales & marketing expenses	4	1%	10	250%
Rentals	20	3%	9	225%
Administrative salaries	37	5%	43	1075%
Corporate overhead	168	24%	100	2500%
	238	34%	176	4400%

For the three months ended December 31, 2007, SG&A expense decreased by 26% to $176K, as compared to $238K for the three months ended December 31, 2006.

The increase in SG&A expense in 2007 as compared to 2006 was principally attributable to cost cutting measures implemented in the quarter ended December 31, 2007.  During the three months ended December 31, 2007, the Company reduced its sales team as a result of management's reassessment of the manpower required to generate sales and service to the Company's customers and the Company also implemented a firm-wide cost-cutting exercise.

Income Taxes

Income taxes for the three months ended December 31, 2007 were $0K and $3K for the three months ended December 31, 2006.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income of the Company’s non-wholly-owned subsidiaries. The balance is mainly derived from Shenzhen Golden Anke.

Equity in losses of an associated company represents the Company's proportionate share of the loss of Hainan Property Right Exchange Centre.

Net Income (Loss)

The Company had net loss of $158K during the three months ended December 31, 2007, as compared to a net income of $327K during the three months ended December 31, 2006.

Results of Operations - Six Months Ended December 31, 2007 and 2006

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the six months ended December 31, 2007 consisted primarily from ChinaE.com Tech, which provide e-commerce solutions. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	Net Revenue		Net Revenue
	2006	2006	2007	2007
6 months ended December 31	USD'000%		USD'000%

E-commerce solutions	45	5%	12	100%
Sale of digital security imaging equipments	487	49%	-	0%
VOIP	458	46%	-	0%
Sale of photographic equipments	2	0%	-	0%
Consulting	0	0%	-	0%
	992	100%	12	100%

Total net revenues decreased by 99% to $12K during the six months ended December 31, 2007, as compared to $992K during the six months ended December 31, 2006. The decrease in total net revenues was primarily due to the decrease in sales of digital security imaging systems made through the Company's previous subsidiary, Shenzhen Golden Anke.  The main reason for the decrease in sales during the period is due to the change of shareholdings in Golden Anke, changed from a subsidiary to an associated company as at year ended June 30, 2007.  As a result of this, there were no more sales of digital security imaging systems taken into the Company, but the performance of Golden Anke was included in the share of profits of associated companies.  Due to the VOIP service contract has been expired in Taiwan, there was no VOIP income for the period.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	Cost of Revenue		Cost of Revenue
	2006	2006	2007	2007
6 months ended December 31	USD'000%		USD'000%

Salaries of technicians / engineers	64	6%	32	265%
Sale of photographic equipments	2	0%	0	0%
Sale of digital security imaging equipments	412	42%	0	0%
Depreciation	9	1%	10	83%
VOIP	448	45%	0	0%
Others	21	2%	12	100%
	956	96%	54	448%

Cost of revenues decreased by 94% to $54K or 448% of net revenues for the six months ended December 31, 2007, as compared to $956K during the six months ended December 31, 2006.

The principal components of cost of revenues during the six months ended December 31, 2007 were engineer and technician salaries, other costs associated with engineering and technical staff support and depreciation of equipment utilized in connection with the Company's operations.

The decrease in costs of revenues in 2007 as compared to 2006 was principally attributable to the decrease in sales volume of the Company's e-commerce solutions and no sales for VOIP.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	SG&A Expenses		SG&A Expenses
	2006	2006	2007	2007
6 months ended December 31	USD'000%		USD'000%

Sales & Marketing salaries & commissions	28	3%	48	40%
Advertising & other sales & marketing expenses	11	1%	14	12%
Rentals	43	4%	25	21%
Administrative salaries	92	10%	125	104%
Corporate overhead	418	42%	138	115%
	592	60%	350	292%

For the six months ended December 31, 2007, SG&A expense decreased by 41% to $350K, as compared to $592K for the six months ended December 31, 2006.

The decrease in SG&A expense in 2007 as compared to 2006 was principally attributable to cost cutting measures implemented in the period ended December 31, 2007.  During the six months ended December 31, 2007, the Company reduced its sales team as a result of management's reassessment of the manpower required to generate sales and service to the Company's customers and the Company also implemented a firm-wide cost-cutting exercise.

Income Taxes

Income taxes for the six months ended December 31, 2007 were $0K and $8K for the six months ended December 31, 2006.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income of the Company’s non-wholly-owned subsidiaries. The balance is mainly derived from Shenzhen Golden Anke.

Equity in losses of an associated company represents the Company's proportionate share of the loss of Hainan Property Right Exchange Centre.

Net Income (Loss)

The Company had net loss of $1,486K during the six months ended December 31, 2007, as compared to a net income of $951K during the six months ended December 31, 2006.

Liquidity and Capital Resources – December 31, 2007

At December 31, 2007, the Company had cash and cash equivalents of $ 700K and working capital of $3,169K, as compared to $1,392K of cash and cash equivalents and $13,585K of working capital at December 31, 2006.

Net cash used in operating activities was $1,396K for the six months ended December 31, 2007, as compared to net cash used in operating activities of $488K for the six months ended December 31, 2006. The decrease in net cash provided by operating activities in 2007 as compared to 2006 is reflected in the disposal of a subsidiary.

Net cash used in investing activities was $1K for the six months ended December 31, 2007, consisting of increase in short term loan. Net cash generated from investing activities were $129K for the six months ended December 31, 2006.

Net cash provided by financing activities were $111K in cash advance from a related company for the six months ended December 31, 2007, as compared to the net proceeds from the issuance of common stock for the six months ended December 31, 2006.

The Company continues to evaluate various opportunities to improve the operating performance of the Company’s businesses and to invest in or acquire other types of businesses.

Principal Commitments

At December 31, 2007, the Company does not have any material commitments for operating leases or capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at December 31, 2007.

Off-Balance Sheet Arrangements

The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements at December 31, 2007.

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

In accordance with the terms of Stock Swap Agreement, any dispute in a deadlock situation should be referred to an Arbitration tribunal in Shenzhen to be resolved.  As such, IMOT Technology and the Company decided to refer the dispute (“the Dispute”) and apply to China International Economic and Trade Arbitration Commission, South China Sub-Commission in Shenzhen (“Arbitration Commission”).  On December 20, 2006, Arbitration Commission approved the application.  Under the application, IMOT Technology and the Company were named as joint applicants (“the Applicants”); and the Sellers together with Hainan Special Economic Zone Property Rights Exchange Centre and a securities-broker in Hainan province as respondents (“the Respondents”).  The six orders sought under this arbitration include rescission of Share Swap Agreement and Profit Guarantee Agreement; return of 3,000,000 shares of common stock of the Company by the Sellers to the Applicants; and to have all the legal costs and other costs incurred in this arbitration to be reimbursed or born by the Sellers.  The share certificate of the remaining 2,000,000 shares common stock is currently under the custody of IMOT Technology.

The Respondents at the same time also applied to a court in Haikou of the Hainan province to request that the Dispute be handled by the court.  On April 29, 2007, this court ruled that the Dispute could be subject to its jurisdiction.  IMOT Technology appealed to the Haikou Intermediate Court arguing that the dispute should be under the jurisdiction of the Arbitration Commission.  On August 16, the Haikou Intermediate Court made a final decision that the Dispute should be under the jurisdiction of the Arbitration Commission, On January 24, 2008, The Arbitration Commission rendered a decision ordering the return of the 5,000,000 IMOT shares common stock and the Respondents were liable to compensate Rmb184,000 for the attorney fees and court costs incurred by IMOT Technology.

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

(3) Shanghai Newray Photographic Equipment Co. Ltd

In prior years, IMOT Information Technology (Shenzhen) Ltd. (“IMOT Technology”) acquired 51% of the issued and outstanding capital of Shanghai Newray Photographic Equipment Co. Ltd (“Shanghai Newray”) from Mr. Tang who in turn acts as the trustee of IMOT Technology, holding shares in Shanghai Newray on behalf of IMOT Technology.  On December 31, 2006, the shareholders in a special meeting passed a resolution (“the Resolution”) to take action to terminate the operation of Shanghai Newray.  On November 2, 2006, Shanghai Newray set up a liquidation working team to take over the operations with one of its duties being to commence all the necessary procedures for the members’ voluntary liquidation.

Mr. Zhu, as the legal representative, manager and the executive director of Shanghai Newray, refused to comply with all the requests of the liquidation working team, resulting in delay of the liquidation procedures.  On January 18, 2007, Mr. Tang took civil action under the Companies Law against Mr. Zhu.  Under this action, Mr. Zhu Wei was requested to comply with the Resolution passed on December 31, 2006 to reimburse legal and other related costs of Rmb 30,000 incurred by Mr. Tang for this case, and also to bear all the court costs to be incurred.

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

Date: February 8, 2008		INTERMOST CORPORATION

	By:	/s/ Rocky Wulianghai
Rocky Wulianghai
President and Chief Executive Officer

	By:	/s/ Thomas Lee
Thomas Lee
Chief Financial Officer