Form 10QSB
period 2008-03-31
INTERMOST CORP
filed 2008-05-15
CIK 1088312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission file number:  000-30430
________________

INTERMOST CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming	87-0418721
(State or other jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

31st Floor, 3B31-23 Guomao Building, 005 Renmin Rd. (South), Shenzhen, People’s Republic of China	518014
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 206,399,923 shares of common stock as of May 7, 2008.

Transitional Small Business Disclosure Format (check one).  Yes ☐  No ☒

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar 31, 2008
	(unaudited)	June 30, 2007
	USD	USD
ASSETS
Current Assets
Cash and cash equivalents	1,395,035	833,993
Accounts receivable, net	3,841,911	4,085,123
Inventories	213,082	195,946
Security bond deposit	-	-
Stock in custodian	-	-
Short-term Loan	672,861	670,763
Deposits, prepayments and other receivables	2,221,181	2,269,083
Short-term investment	400,274	368,083

Total current assets	8,744,344	8,422,991

Other Assets
Unlisted investment	971,670	893,526
Property and equipment, net	36,178	51,414
Investment in an associated company	7,073,003	6,497,267
Intangible assets, net	17,562	20,354

TOTAL ASSETS	16,842,757	15,885,552

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	3,696,654	3,927,964
Accrued liabilities and other payable	1,246,925	792,560
Customer deposits	94,952	105,708
Due from shareholder	270,949	160,000
Business taxes and government surcharges payable	-	-

Total Current Liabilities	5,309,480	4,986,232

Minority Interests	796,840	732,762

STOCKHOLDERS’ EQUITY
Preferred stock, par value US$0.001 per share
Authorized - 5,000,000 shares
Issued and outstanding - None	-	-
Common stock, par value US$0.001 per share
Authorized - 500,000,000 shares
Issued and outstanding --- 206,399,923 & 215,370,278
shares at Dec 31, 2007 & June 30, 2007 respectively	206,400	215,371
Additional paid-in capital	23,235,237	23,235,236
Treasury stock	-	-8,970
Accumulated deficit	-14,683,831	-13,391,999
Accumulated other comprehensive loss	1,978,631	116,920
	10,736,437	10,166,558

TOTAL LIABLITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY	16,842,757	15,885,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended Mar 31,
	2008	2007
	USD	USD
Net revenue	11,973	729,919
Cost of revenues	(7,914)	(702,793)
Gross profit	4,059	27,126
Costs and expenses:
Selling, general and administrative expenses	(119,963)	(223,836)
Exchange differences	475	(312)
Amortization of intangible assets	(1,490)	(8,354)
Total costs and expenses	(120,978)	(232,502)

Income (loss) from operations	(116,919)	(205,376)
Interest income	(12,720)	1,644
Loan interest income	20,633	18,000
Investment income	274,210	106,252
Other income, net	28,936	90
Income before income taxes,
minority interests and equity in
earnings of associated companies	194,140	(79,390)
Income taxes	-	(3,714)
Income before minority interests and equity in
earnings of an associated companies	194,140	(83,104)
Minority interests	1	1,135
Income (loss) before equity in earnings of
associated companies	194,141	(81,969)
Equity in earnings of associated companies	472	-

Profit / (Loss) before extra-ordinary items	194,613	(81,969)
Loss on closing a subsidiary company	0	-

Net income (loss)	194,613	(81,969)

Net income (loss) per common share-basic and diluted	0.0009	(0.0004)

Weighted average number of common shares
outstanding-basic and diluted	206,399,923	193,370,278

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine months ended Mar 31,
	2008	2007
	USD	USD
Net revenue	24,016	1,721,882
Cost of revenues	(61,927)	(1,658,591)
Gross profit	(37,911)	63,291
Costs and expenses:
Selling, general and administrative expenses	(469,482)	(816,191)
Impairment of goodwill		(932,364)
Exchange differences	699	552,963
Amortization of intangible assets	(4,340)	(25,061)
Total costs and expenses	(473,123)	(1,220,653)

Income (loss) from operations	(511,034)	(1,157,362)
Interest income	23,420	5,752
Loan interest income	36,882	36,740
Investment income	274,210	102,603
Other income, net	32,226	126
Income before income taxes,
minority interests and equity in
earnings of associated companies	(144,296)	(1,012,141)
Income taxes	-	(12,229)
Income before minority interests and equity in
earnings of an associated companies	(144,296)	(1,024,370)
Minority interests	5	(5,167)
Income (loss) before equity in earnings of
associated companies	(144,291)	(1,029,537)
Equity in earnings of associated companies	7,137	(3,410)

Profit / (Loss) before extra-ordinary items	(137,154)	(1,032,947)
Loss on closing a subsidiary company	(1,154,678)	-

Net income (loss)	(1,291,832)	(1,032,947)

Net income (loss) per common share-basic and diluted	(0.006)	(0.006)

Weighted average number of common shares
outstanding-basic and diluted	209,400,914	173,382,861

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended Mar 31,
	2008	2007
	USD	USD
Cash flows from operating activities:
Net income (loss)	(137,154)	(1,032,947)
Impairment of goodwill	-	932,364
Amortization of intangible assets	4,571	25,061
Equity in earnings of associated companies	(7,517)	3,410
Loss on disposal of a subsidiary	(1,154,678)	-
Depreciation	19,733	21,328
Minority interests	(5)	4,835
(Increase) decrease in operating assets -
Accounts receivable	600,476	2,183,910
Inventories	0	(227,034)
Deposits, prepayments and other receivables	123,908	(2,977,073)
Increase (decrease) in operating liabilities -
Accounts payable	(574,830)	277,225
Accrued liabilities	382,128	87,102
Customer deposits	(8,400)	192,707
Deferred revenue	(9,277)	(17,597)
Business taxes and government surcharges payable	601	(7,514)
Net cash used in operating activities	(760,444)	(534,223)
Cash flows from investing activities:
Acquisition of plant and equipment	-	(24,896)
Increase (decrease) in short-term loan	-	152,205
Net cash provided by investing activities	0	127,309
Cash flows from financing activities:
Loan from a related company	110,949	160,000
Increase in security bond	-	(1,500,000)
Net proceeds from issuance of common stock	-	2,237,929
Net cash provided by financing activities	110,949	897,929

Cash and cash equivalents:
Net increase (decrease)	(649,495)	491,015
Accumulated other comprehensive loss	1,210,537	(494,446)
Balance at beginning of period	833,993	720,152
Balance at end of period	1,395,035	716,721

Supplemental cash flow information:
Cash paid for interest	-	-
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Receivable from issuance of common stock	-	-
Issuance of reserved common stock	-	22,000
Issuance of common stock for service	-	-
Acquisition of associated companies
Acquisition of subsidiaries:
Non-cash assets acquired	-	-
Liabilities assumed in acquisition	-	-
Issuance of common stock	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NINE MONTHS ENDED MAR 31, 2008 and 2007

1.  ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Intermost Corporation (the “Company”) and its majority-owned subsidiaries, of which the Company has the ability to exercise control and direct operations and the minority interests do not possess participatory rights. All material intercompany balances and transactions have been eliminated on consolidation.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2008, the results of operations for the nine months ended March 31, 2008 and 2007, and the cash flows for the nine months ended March 31, 2008 and 2007. The balance sheet as of June 30, 2007 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

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

The results of operations for the nine months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2008.

2.  NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the nine months ended March 31, 2008 and 2007. Accordingly, basic and diluted earnings per share are the same for all periods presented.

3.  FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in Renminbi (“Rmb”), the currency of the People’s Republic of China (the “PRC”). The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars (“US$”) has been made at the rate of Rmb7.0116 to US$1.00. The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss.

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb 8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. With the strong Rmb continuously appreciated to Rmb 7.6248 for US$1 at June 30, 2007. And the Rmb was further appreciated to Rmb 7.0116 for US$ 1 at this quarter ended March 31, 2008.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

For the purposes of financial statements presentation, the United States dollars equivalents of the all numbers are translated at the rate of USD 1 to Rmb 7.0116.

4.  STOCK-BASED COMPENSATION

The Company may periodically issue shares of common stock for services rendered or for financing costs. The Company may also periodically issue shares of common stock in conjunction with the acquisition of an, all or a portion of the equity interest in a business. The shares of common stock vest immediately on issuance and are not subject to any redemption rights.

The value of the shares of common stock issued for accounting purposes is based on the market price of the shares at the date of the transaction or on the fair value of the services rendered or net assets acquired, whichever is more determinable, based on the specific facts and circumstances of each transaction. The Company did not issue any stock during the six-month period ended March 31, 2008 for any services rendered or assets acquired.

The Company may periodically issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which establishes a fair value method of accounting for stock-based compensation plans.

The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per share had the fair value of the stock options been recorded in the financial statements. SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options issued to employees. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options will be measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock.

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

The Company did not have any stock options outstanding during the period ended March 31, 2008. Accordingly, no pro forma financial disclosure is provided herein.

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

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements”. Bulletin No. 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. Bulletin No. 108 requires that, in addition, to considering the amount of the error originating in the current year statement of operations, the misstatements existing at each balance sheet date should be considered, irrespective of the period of origin of the error (rollover approach versus iron curtain approach). The Company adopted Bulletin No. 108 during the quarter ended March 31, 2008. The adoption did not have a material impact on its financial position, cash flows, and results of operations.

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

The Company’s primary sources of revenues and cash flows are derived from its business operations in the PRC. The Company’s business activity is with customers in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central

PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its “open-door” policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

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

On January 1, 1994, the PRC government introduced a single rate of exchange of Renminbi (“Rmb”) against United States Dollar (“US$”) as quoted daily by the People’s Bank of China (the “Unified Exchange Rate”). On July 21, 2006, Rmb was revalued from Rmb 8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Peoples Bank of China also announced that the Renminbi would be pegged to a basket of foreign currencies, rather then being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. No representation is made that the Rmb amounts have been, or could be, converted into US$ at that rate. This quotation of exchange rates does not imply free convertibility of Rmb to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

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

8.  CONCENTRATION

On August 10, 2004, we closed the purchase of 51% of the issued and outstanding shares of Golden Anke Technology Ltd. (“Golden Anke”) from two of its shareholders, Tu Guoshen and Li Zhiquan, through our subsidiary IMOT Technology.  Pursuant to the Share Transfer Agreement signed on March 31, 2004 among IMOT Technology, Intermost, Golden Anke, Tu Guoshen and Li Zhiquan, the purchase price paid for the stock was $3.24 million.  At the closing we issued to the selling shareholders 12 million shares of our common stock, in full payment of the purchase price.  The value of our common stock was determined by applying a 20% discount to the average closing price during the period from January 20 to March 19, 2004.

Golden Anke is a leading digital security imaging system provider operating in China.  Golden Anke offers a variety of solutions in video surveillance, digital image processing and compression, Internet image transfer and imaging security systems.  We recently sold a number of shares representing approximately two percent (2%) of the outstanding shares in Golden Anke thus reducing our ownership from approximately 51% to approximately 49% (the “Divestiture”).

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

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered; as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc. Except for the customers of VOIP call minutes, all of the other customers are located in the PRC. As such, no geographical Segment information is presented. Segment information for the nine months period ended March 31, 2008 is as follows:

(a)      Net revenues:

	Nine Months Ended March 31, 2008
	Rmb’000	US$’000

E-commerce solutions	174	24
VOIP call minutes	3	-
Photographic business	-	-
Digital security imaging system	-	-
	177	24

(b)      Net income (loss):

	Nine Months Ended March 31, 2008
	Rmb’000	US$’000

E-commerce solutions	(1,229)	(166)
Consulting	-	-
Photographic business	-	-
VOIP call minutes	231	31
Digital security imaging system	-	-
Corporate	(8,671)	(1,157)
	(9,669)	(1,292)

(c)	Assets:

	As at March 31, 2008
	Rmb’000	US$’000
E-commerce solutions	3,684	526
Consulting	3,375	481
Digital security imaging system	-	-
Photographic business	1,984	283
VOIP call minutes	33,346	4,756
Corporate	75,706	10,797
	118,095	16,843

Substantially all of the Company's identifiable assets are located in the PRC.

(d)      Other items:

	Nine Months Ended March 31, 2008
	Rmb’000	US$’000
Depreciation:
E-commerce solutions	131	19
Consulting	0	0
Corporate expenses	7	1
	138	20

     There was no fixed expenditure for fixed assets during the nine months ended March 31, 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements contained in this Form 10-QSB constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that there will be no material adverse change in our operations or business, that we will meet success in marketing and selling our products, and that we will be able to continue to attract and retain skilled employees necessary for our business, among other things.  The foregoing assumptions are based on judgments with respect to, among other things, information available to our, future economic, competitive and market conditions and future business decisions.  All of these assumptions are difficult or impossible to predict accurately and many are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by our business and operations, which could cause our financial performance to vary markedly from prior results, or results contemplated by the forward-looking statements. Such risks include failure to acquire or establish a profitable business, failure of the our technology or products to work as anticipated, failure to develop commercially viable products or services from our technology, delays or failure in financing efforts, delays in or lack of market acceptance, failure to recruit adequate personnel, and problems with protection of intellectual property, among others. The words “believe,” “estimate,” “expect,” “intend,” “anticipate” “should”, “could”, “may”, “plan” and similar expressions and variations thereof identify some of these forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter our capital investment and other expenditures, which may also adversely affect our results of operations. In light of significant uncertainties inherent in forward-looking information included in this Quarterly Report on Form 10-QSB, the inclusion of such information should not be regarded as a representation by us that our objectives or plans will be achieved. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

On January 1, 1994, the PRC government introduced a single rate of exchange of Renminbi (“Rmb”) against United States Dollar (“US$”) as quoted daily by the People’s Bank of China (the “Unified Exchange Rate”).  On July 21, 2006, Rmb was revalued from Rmb 8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar.  The Peoples Bank of China also announced that the Renminbi would be pegged to a basket of foreign currencies, rather then being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble.  No representation is made that the Rmb amounts have been, or could be, converted into US$ at that rate.  This quotation of exchange rates does not imply free convertibility of Rmb to other foreign currencies.  All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China.  Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

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

Certain Factors Affecting Future Operating Results

The Company’s operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period. Some of these factors include:

•	the Company’s ability to successfully implement its current business plans;

•	whether the Company will be able to obtain additional capital, if necessary, to support its operations;

whether the Company will be able to find joint venture prospects or acquisition prospects with which to enhance its business;

•	whether the Company can successfully integrate acquisitions that it makes into its business;

•	the level and rate of acceptance of the Company's products and services by consumers in China;

•	continued economic growth in China;

•	entry of new competition (including established companies from outside China and companies with substantially greater

•	resources) into the Company's market;

•	fluctuations in the level of demand for services or products;

•	rescheduling or cancellation of orders by customers;

•	competitive pressures on selling prices;

•	rapid changes in technology, which could result in the Company's technology becoming obsolete;

•	dependence upon key employees;

•	availability and cost of computer technicians;

•	loss of any of the Company's major customers;

•	the Company's ability to introduce new products and services on a timely basis;

•	new product and service introductions by the Company's competitors;

•	fluctuations in exchange rates; and

•	adverse changes in the general economic, social or political conditions in the PRC.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with, and collectibility is probable.

Accounts Receivable

The Company typically extends credit to its customers. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. The Company evaluates the credit risk of its customers by analyzing its aged accounts receivable, utilizing historical data, the customer's financial condition, general economic conditions and estimates of future performance.

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

Results of Operations - Three Months Ended March 31, 2008 and 2007

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the three months ended March 31, 2008 consisted primarily from ChinaE.com Tech, which provide e-commerce solutions. The term “e-commerce solutions” includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	Net Revenue		Net Revenue
	2008	2008	2007	2007
3 months ended March 31	USD'000%		USD'000%

E-commerce solutions	12	100%	23	3%
Sale of digital security imaging equipments	0	0%	350	48%
VOIP	0	0%	357	49%
Sale of photographic equipments	-	0%	-	0%
Consulting	-	0%	-	0%
	12	100%	730	100%

Total net revenues decreased by 98% to $12K during the three months ended March 31, 2008, as compared to $730K during the three months ended March 31, 2007.  The decrease in total net revenues was due to (i) the Divestiture (see Note 8 “Concentration” under Notes to Consolidated Financial Statements) and the fact that we are no longer consolidating our financial statements with those of our former majority owned subsidiary Golden Anke, and (ii) the termination of our contract to provide VOIP services in Taiwan.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	Cost of Revenue		Cost of Revenue
	2008	2008	2007	2007
3 months ended March 31	USD'000%		USD'000%

Salaries of technicians / engineers	0	0%	30	4%
Sale of photographic equipments	0	0%	0	0%
Sale of digital security imaging equipments	0	0%	312	43%
Depreciation	1	8%	4	0%
VOIP	0	0%	340	47%
Others	7	58%	17	2%
	8	67%	703	96%

Cost of revenues decreased by 99% to $8K or 67% of net revenues for the three months ended March 31, 2008, as compared to $703K during the three months ended March 31, 2007.

The principal component of cost of revenues during the three months ended March 31, 2008 was depreciation of equipment utilized in connection with the Company's operations.

The decrease in costs of revenues in 2008 as compared to 2007 was principally attributable to (i) the Divestiture (see Note 8 “Concentration” under Notes to Consolidated Financial Statements) and the fact that we are no longer consolidating our financial statements with those of our former majority owned subsidiary Golden Anke, and (ii) the termination of our contract to provide VOIP services in Taiwan.  There was also a decrease in sales volume of the Company’s e-commerce solutions.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	SG&A Expenses		SG&A Expenses
	2008	2008	2007	2007
3 months ended March 31	USD'000%		USD'000%

Sales & Marketing salaries & commissions	20	167%	10	2%
Advertising & other sales & marketing expenses	4	33%	4	1%
Rentals	7	58%	8	3%
Administrative salaries	47	392%	5	5%
Corporate overhead	42	350%	197	36%
	120	1000%	224	31%

For the three months ended March 31, 2008, SG&A expense decreased by 46% to $120K, as compared to $224K for the three months ended March 31, 2007.

The decrease in SG&A expense in 2008 as compared to 2007 was principally attributable to cost cutting measures implemented in the quarter ended March 31, 2008.  During the three months ended March 31, 2008, the Company reduced its sales team as a result of management’s reassessment of the manpower required to generate sales and service to the Company’s customers and the implementation of other firm-wide cost-cutting measures.

Income Taxes

Income taxes for the three months ended March 31, 2008 were $0K and $4K for the three months ended March 31, 2007.

Other Items

Minority interests reflect the minority shareholders’ proportionate interests in the net income of the Company’s non-wholly-owned subsidiaries. The balance is mainly derived from Shenzhen Golden Anke.

Equity in earnings of an associated company represents the Company’s proportionate share of the profit of Shenzhen Golden Anke.

Investment income is the dividend received from Shenzhen International Hi-Tech Property right Exchange Centre for its financial year ended December 31, 2007.

Net Income

The Company had net income of $195K during the three months ended March 31, 2008, as compared to a net loss of $82K during the three months ended March 31, 2007.

Results of Operations - Nine months Ended March 31, 2008 and 2007

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the nine months ended March 31, 2008 consisted primarily from ChinaE.com Tech, which provide e-commerce solutions. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	Net Revenue		Net Revenue
	2008	2008	2007	2007
9 months ended March 31	USD'000%		USD'000%

E-commerce solutions	24	100%	69	4%
Sale of digital security imaging equipments	0	0%	836	49%
VOIP	0	0%	815	47%
Sale of photographic equipments	0	0%	2	0%
Consulting	0	0%	-	0%
	24	100%	1,722	100%

Total net revenues decreased by 99% to $24K during the nine months ended March 31, 2008, as compared to $1,722K during the nine months ended March 31, 2007.  The decrease in total net revenues was primarily due to (i) the Divestiture (see Note 8 “Concentration” under Notes to Consolidated Financial Statements) and the fact that we are no longer consolidating our financial statements with those of our former majority owned subsidiary Golden Anke, and (ii) the termination of our contract to provide VOIP services in Taiwan.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	Cost of Revenue		Cost of Revenue
	2008	2008	2007	2007
9 months ended March 31	USD'000%		USD'000%

Salaries of technicians / engineers	32	133%	94	5%
Sale of photographic equipments	0	0%	2	0%
Sale of digital security imaging equipments	0	0%	724	42%
Depreciation	11	46%	13	1%
VOIP	19	79%	788	46%
Others	0	0%	38	2%
	62	258%	1,659	96%

Cost of revenues decreased by 96% to $62K or 258% of net revenues for the nine months ended March 31, 2008, as compared to $1,659K during the nine months ended March 31, 2007.

The principal components of cost of revenues during the nine months ended March 31, 2008 were engineer and technician salaries, other costs associated with engineering and technical staff support and depreciation of equipment utilized in connection with the Company's operations.

The decrease in cost of revenues in 2008 as compared to 2007 was principally attributable to the (i) the Divestiture (see Note 8 “Concentration” under Notes to Consolidated Financial Statements) and the fact that we are no longer consolidating our financial statements with those of our former majority owned subsidiary Golden Anke, (ii) the termination of our contract to provide VOIP services in Taiwan, and (iii) the decrease in sales volume of the Company’s e-commerce solutions.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	SG&A Expenses		SG&A Expenses
	2008	2008	2007	2007
9 months ended March 31	USD'000%		USD'000%

Sales & Marketing salaries & commissions	68	283%	38	2%
Advertising & other sales & marketing expenses	17	71%	15	1%
Rentals	32	133%	51	3%
Administrative salaries	172	717%	97	5%
Corporate overhead	180	750%	615	36%
	469	1954%	816	47%

For the nine months ended March 31, 2008, SG&A expense decreased by 43% to $469K, as compared to $816K for the nine months ended March 31, 2007.

The decrease in SG&A expense in 2008 as compared to 2007 was principally attributable to cost- cutting measures implemented in the period ended March 31, 2008.  During the nine months ended March 31, 2008, the Company reduced its sales team as a result of management's reassessment of the manpower required to generate sales and service to the Company's customers and the Company’s implementation of other firm-wide cost-cutting measures.

Income Taxes

Income taxes for the nine months ended March 31, 2008 were $0K and $12K for the nine months ended March 31, 2007.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income of the Company’s non-wholly-owned subsidiaries. The balance is mainly derived from Shenzhen Golden Anke.

Equity in earnings of an associated company represents the Company's proportionate share of the profit of Shenzhen Golden Anke.

Investment income is the dividend received from Shenzhen International Hi-Tech Property right Exchange Centre for its financial year ended December 31, 2007.

Net Loss

The Company had net loss of $1,292K during the nine months ended March 31, 2008, as compared to a net loss of $1,033K during the nine months ended March 31, 2007.

Liquidity and Capital Resources – March 31, 2008

At March 31, 2008, the Company had cash and cash equivalents of $1,395K and working capital of $3,435K, as compared to $717K of cash and cash equivalents and $12,728K of working capital at March 31, 2007.

Net cash used in operating activities was $778K for the nine months ended March 31, 2008, as compared to net cash used in operating activities of $534K for the nine months ended March 31, 2007.  The decrease in net cash provided by operations in 2008 as compared to 2007 is the Divestiture (see Note 8 “Concentration” under Notes to Consolidated Financial Statements) and the fact that we are no longer consolidating our financial statements with those of our former majority owned subsidiary Golden Anke.

Net cash used in investing activities was $0K for the nine months ended March 31, 2008. Net cash used in investing activities was $1,373K for the nine months ended March 31, 2007.

Net cash provided by financing activities were $111K in cash advance from a related company for the nine months ended March 31, 2008.  Net cash provided by financing activities was $898K from the net proceeds from the issuance of new common stock and a one-year loan from related company for the nine months ended March 31, 2007.

The Company continues to evaluate various opportunities to improve the operating performance of the Company’s businesses and to invest in or acquire other types of businesses.

Principal Commitments

At March 31, 2008, the Company does not have any material commitments for operating leases or capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at March 31, 2008.

Off-Balance Sheet Arrangements

The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements at March 31, 2008.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are a party to the following legal proceedings:

(1) Hainan Concord Financial Products Co., Ltd.

On December 11, 2004, the Company’s wholly subsidiary, IMOT Information Technology (Shenzhen) Ltd. (“IMOT Technology”) entered into a stock exchange agreement and a profit guarantee agreement (respectively, the “Stock Swap Agreement” & “Profit Guarantee Agreement”) with Guangzhou Di Tai Communication Co. Ltd & Mr. Zai (collectively “Sellers”).  The Stock Swap Agreement called for the Company to ultimately issue 5,000,000 shares of common stock in January 2005 in exchange for 80% of the issued and outstanding capital of Hainan Financial Products Development Co., Ltd (“Hainan Financial Products”).  Under the Profit Guarantee Agreement, the Sellers guaranteed that the net profit after taxation of Hainan Financial Products for the year ended December 31, 2005 would not be less than Rmb 5,000,000.  On February 7, 2005, the Sellers received the share certificates of the 3,000,000 common stocks of the Company from IMOT Technology.  In late 2006, IMOT Technology discovered that the profit requirement of Rmb 5,000,000 of Hainan Financial Products had not been met and Hainan Financial Products was a shelf company without any registered capital.

In accordance with the terms of Stock Swap Agreement, any dispute in a deadlock situation should be referred to an Arbitration tribunal in Shenzhen to be resolved.  As such, IMOT Technology and the Company decided to refer the dispute (“the Dispute”) and apply to the China International Economic and Trade Arbitration Commission, South China Sub-Commission in Shenzhen (“Arbitration Commission”).  On December 20, 2006, the Arbitration Commission approved the application.  Under the application, IMOT Technology and the Company were named as joint applicants (“the Applicants”); and the Sellers together with Hainan Special Economic Zone Property Rights Exchange Centre and a securities-broker in Hainan province as respondents (“the Respondents”).  The six orders sought under this arbitration include: rescission of Share Swap Agreement and Profit Guarantee Agreement; return of 3,000,000 shares of common stock of the Company by the Sellers to the Applicants; and to have all the legal costs and other costs incurred in this arbitration reimbursed or born by the Sellers.  The share certificate representing the remaining 2,000,000 shares of common stock is currently under the custody of IMOT Technology.

The Respondents at the same time also applied to a court in Haikou of the Hainan province to request that the Dispute be handled by the court.  On April 29, 2007, this court ruled that the Dispute could be subject to its jurisdiction.  IMOT Technology appealed to the Haikou Intermediate Court arguing that the dispute should be under the jurisdiction of the Arbitration Commission.  On August 16, the Haikou Intermediate Court made a final decision that the Dispute should be under the jurisdiction of the Arbitration Commission.  The Arbitration Commission is arranging a trial date for the Dispute

(2) Hainan Special Economic Zone Property Rights Exchange Centre

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

(3) Shanghai Newray Photographic Equipment Co. Ltd

In prior years, IMOT Information Technology (Shenzhen) Ltd. (“IMOT Technology”) acquired 51% of the issued and outstanding capital of Shanghai Newray Photographic Equipment Co. Ltd (“Shanghai Newray”) from Mr. Tang who in turn acts as the trustee of IMOT Technology, holding shares in Shanghai Newray on behalf of IMOT Technology.  On March 31, 2007, the shareholders in a special meeting passed a resolution (“the Resolution”) to take action to terminate the operation of Shanghai Newray.  On November 2, 2006, Shanghai Newray set up a liquidation working team to take over the operations with one of its duties being to commence all the necessary procedures for the members’ voluntary liquidation.

Mr. Zhu, as the legal representative, manager and the executive director of Shanghai Newray, refused to comply with all the requests of the liquidation working team, resulting in delay of the liquidation procedures.  On January 18, 2007, Mr. Tang took civil action under the Companies Law against Mr. Zhu.  Under this action, Mr. Zhu Wei was requested to comply with the Resolution passed on March 31, 2007 to reimburse legal and other related costs of Rmb 30,000 incurred by Mr. Tang for this case, and also to bear all the court costs to be incurred.

On January 24, 2007, Shanghai Hongkou District Court accepted the case.  Recently discovery was completed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

On February 18, 2008, pursuant to a Special Shareholders Meeting, our Bylaws were amended to reduce the number of directors, within an authorized range of directors of three to seven, from seven to four.  Prior to the meeting the directors included Fred Peck, Chia Hsun Wu, Rocky Wulianghai, Wilbert Kam, Catalina Chan, and Deng Xiang Xiong.  The four directors elected at the Special Shareholders Meeting were Fred Peck, Chia Hsun Wu, Rocky Wulianghai, and Hiroshi Shinohara.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

2.1	Articles of Merger (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.

(1)	Incorporated by reference to the respective exhibits filed with Registrant’s Registration Statement on Form 10-SB12G filed with the United States Securities and Exchange Commission on June 11, 1996.

SIGNATURES

In accordance with Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2008		INTERMOST CORPORATION

	By:	/s/ Rocky Wulianghai
Rocky Wulianghai
President and Chief Executive Officer

:	By	/s/ Thomas Lee
Thomas Lee
Chief Financial Officer