Form 10-K
period 2008-06-30
INTERMOST CORP
filed 2008-11-07
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 0-30430

INTERMOST CORPORATION
(Name of Small Business Issuer in its charter)

Wyoming	87-0418721
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

Suite 5204, Central Plaza, 18 Harbour Road,
Wanchai, Hong Kong
(Address of principal executive offices)(Zip code)

Issuer’s telephone number:  852 2827 6898

Securities to be registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which each is registered
None	None

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid price and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act).  As of September 9, 2007 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $24,182,461, based on the average bid and asked price of such common stock as reported on the NASD Bulletin Board system.  Shares of common stock held by each officer and director and each person who owns more than 10% or more of the outstanding common stock have been excluded because these persons may be deemed to be affiliates.  The determination of affiliate status for the purpose of this calculation is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of September 25, 2008 was 213,281,873.

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

Information on Currency Translation

All amounts are in Renminbi (“Rmb”) unless indicated to be in United States Dollars (“$” or “US$”). Our sales are principally in Renminbi. The translation of Renminbi amounts into US dollars are for reference purposes only and have been made at the exchange rate of Rmb6.8718 for US$1.  The People’s Bank of China sets and publishes daily a base exchange rate with reference primarily to the supply and demand of Renminbi against the United States dollar in the market during the prior day.  The People’s Bank of China also takes into account other factors such as the general conditions existing in the international foreign exchange markets.  Although Chinese governmental policies were introduced in 1996 to reduce restrictions on the convertibility of Renminbi into foreign currency for current amount items, conversion of Renminbi into any other currency for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration for Foreign Exchange.  Renminbi which had been tightly pegged at Rmb8.28 for US$1 for the previous decade, was revalued on July 21, 2005 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States.  The Peoples Bank of China also announced that the Renminbi would be pegged to a basket of foreign currencies, rather then being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble.  The translation of Renminbi amounts in this Annual Report on Form 10-KSB is not a representation that the Renminbi amounts could actually be converted into United States dollars at that rate or at any other rate on that date or on any other date.

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

With the assistance of KanHan, the Company opened an office in Guangzhou in April 2003.  The office was staffed with two persons who were responsible for introducing these products to businesses and government agencies in Guangdong Province.  For a period of approximately one year, KanHan subsidized the costs related to maintaining this office and developing a market for these products.  The amount of the subsidy was approximately $12,800 per month.  The office was closed in March 2004 and the Company is no longer receiving the subsidy, although it continues to market the licenses.

In May, 2003, the Company’s wholly owned subsidiary, IMOT Information Technology (Shenzhen) Ltd. (“IMOT Technology”), received approval from the governments of Shenzhen and Shanghai for its proposed acquisition of 51% of the issued and outstanding shares of Shanghai Newray Photographic Equipment Co., Ltd. (“Shanghai Newray”) from Shanghai Newray Business Development Co., Ltd. (“Shanghai Newray Business”), the owner of 75.5% of the issued and outstanding capital stock of Shanghai Newray.  Shanghai Newray is located in Shanghai and is engaged in the sale of digital photographic equipment.  Approval of the governments of Shenzhen and Shanghai was required to complete the acquisition, which was memorialized by a Shareholding Transfer Agreement entered into on May 23, 2003 between IMOT Technology and Shanghai Newray Business.

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

On May 23, 2006, IMOT signed an agreement to sell the 25% shareholding investment in Shanghai Fortune to Mr. Li Laohu.  The net asset value of Shanghai Fortune as of December 31, 2005, the latest audited financial statements date, was Rmb21,957,791.  The consideration received by IMOT for the sale of the 25% shareholding was agreed at redemption of 6,500,000 shares of restricted common stock of IMOT with a value of US$0.18 per share, which was the closing price of IMOT share of common stock as of May 23, 2006, held and transferred by Mr. Li Laohu, Mr. Li Xiaoqin and Ms. Huang Xiujuan.

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

As a result of the merger of the STE, although Shanghai Fortune continues to maintain its membership, it is currently still unclear how the NSB and the YRDE will conduct business going forward, and how Shanghai Fortune will participate in the equity exchange markets following the issuance of final regulations by the local PRC government.  Due to the uncertainty of the content and timing of governmental regulations, IMOT entered into the May 23, 2006 agreement for the sale of its interest in Shanghai Fortune

On August 10, 2004, we purchased 51% of the issued and outstanding shares of Golden Anke Technology Ltd. (“Golden Anke”) from two of its shareholders, Tu Guoshen and Li Zhiquan, to IMOT Technology for $3.24 million, payable by issuance of 12 million shares of our common stock.  The value of our common stock was determined by applying a 20% discount to the average closing price during the period from January 20 to March 19, 2004.  On or about February 15, 2007 we sold approximately two percent (2%) of the outstanding shares in Golden Anke to an unaffiliated minority stockholder so that this minority stockholder could seek an independent listing of Golden Anke on a UK exchange, thus reducing our ownership from approximately 51% to approximately 49%.  We recently discovered that GATL is no longer seeking a public listing and negotiated an exit settlement under which they will buy back our 49% ownership interest at US$1 million.  To date we have collected $200,000 of this amount.

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

Digital Imaging System

Shanghai Newray is a wholesaler of various brands of consumer digital photographic equipment, including traditional 35mm cameras, digital cameras and camera accessories.  Last year, the shareholders in a special meeting passed a resolution (“the Resolution”) to take action to terminate the operation of Shanghai Newray.  However the legal representative of Shanghai Newray was lost in contact.  The business of Shanghai Newray was written off this year.

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

Most of our current and potential competitors may have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing and other resources than we do, and may enter into strategic or commercial relationships on more favorable terms than we can.  In addition, new technologies and the expansion of existing technologies may increase competitive pressure on us.  We are a significant presence in the Chinese market for Internet services.

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

Employees

As of June 30, 2008, we employed 23 full-time employees consisting of 2 management executives and 21 administrative and clerical staff.  None of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes.  We do not provide any special benefit or incentive programs for our employees.  We believe that we enjoy good relations with all of our employees.

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

We are restating several of our financial statements and may have other or future restatements.

On August 12, 2008, the Company’s current management team, following discussions with its Board of Directors and its auditors, concluded that the previously filed audited financial statements and other financial information as of and for the year ended June 30, 2007, issued with the Company’s Form 10-KSB filed with the Commission on October 26, 2007 should no longer be relied upon.  In response to an inquiry from the Securities and Exchange Commission concerning the Company’s financial statements, the Company reexamined certain accounts which it has now determined should have been impaired.  Impairment of these accounts is not temporary and expected to result in an increased loss for the fiscal year ended June 30, 2007 of $5,507,510 from the loss of $3,090,547 reported in the Annual Report, to a loss of $8,598,057.

Owing to the above mentioned impairment, the Company will restate the audited financial statements as of and for the year ended June 30, 2007 by filing amendments to the Form 10-KSB for the year ended June 30, 2007 and to the Form 10-QSB for the period ended December 31, 2007 and March 31, 2008 as soon as practicable.

Similarly, on October 14, 2008, the Company announced that its board of directors and its officers also concluded that, in the same context and for the same reasons, the Company must also file amendments to its quarterly reports for the periods ended September 30, 2007, December 31, 2007 and March 31, 2008.

In connection with these restatements, the Company is re-evaluating its procedures concerning long-life asset impairment, its disclosure and presentation criteria, and its internal controls over financial reporting.  The Company intends to examine enhancements to its internal controls over financial reporting to provide reasonable assurance that errors of this type will not recur.  In addition, the Company is examining the implementation of well-defined standards for long-life asset impairment.  The Company expects to complete this reporting examination by December 31, 2008.

The above conclusions were reached in consultation with the Company’s Board of Directors and the Company’s independent registered public accounting firm, Albert Wong & Co.  A copy of these disclosures was provided to Albert Wong & Co.

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

We prepare financial statements in conformity with U.S. generally accepted accounting principles.  These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the SEC and various other bodies formed to interpret and create appropriate accounting principles.  A change in those principles can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced.  Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.  For example, accounting principles affecting many aspects of our business, including rules relating to equity-related compensation, have recently been revised.  The Financial Accounting Standards Board and other agencies finalized changes to U.S. generally accepted accounting principles that required us, starting January 1, 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We will have significant ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce net income or increase losses.  In addition, since we historically used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive and therefore make it more difficult to attract and retain employees.

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

ITEM 2.        DESCRIPTION OF PROPERTY

Our principal executive office consists of approximately 200 square feet of office space that is located at Suite 5204, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong.  The premises are leased from a related third party with free rental.

Our operating office in China consists of approximately 5,600 square feet of office space located at Suite 1506-09, Landmark, 4028 Jintian Road, Futian District, Shenzhen 518026, PRC.  The premises are leased from an unrelated third party with rental payments and management fees of approximately $99,000 per year.  This lease will expire in February 2011.

All of our office facilities are in good condition and we believe they are adequate to support our operations for the foreseeable future.

ITEM 3.         LEGAL PROCEEDINGS

We are a party to the following legal proceedings:

(1) Hainan Concord Financial Products Co., Ltd.

On December 11, 2004, the Company’s wholly-owned subsidiary, IMOT Information Technology (Shenzhen) Ltd. (“IMOT Technology”) entered into a stock exchange agreement and a profit guarantee agreement (respectively, the “Stock Swap Agreement” & “Profit Guarantee Agreement”) with Guangzhou Di Tai Communication Co. Ltd & Mr. Zai (collectively “Sellers”).  The Stock Swap Agreement called for the Company to ultimately issue 5,000,000 shares of common stock in January 2005 in exchange for 80% of the issued and outstanding capital of Hainan Financial Products Development Co., Ltd (“Hainan Financial Products”).  Under the Profit Guarantee Agreement, the Sellers guaranteed that the net profit after taxation of Hainan Financial Products for the year ended December 31, 2005 would not be less than Rmb5,000,000.  On February 7, 2005, the Sellers received the share certificates of the 3,000,000 common stocks of the Company from IMOT Technology.  In late 2006, IMOT Technology discovered that the profit requirement of Rmb5,000,000 of Hainan Financial Products had not met and Hainan Financial Products was a shelf company without any registered capital.

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

The Respondents at the same time also applied to a court in Haikou of the Hainan province to request that the Dispute be handled by the court.  On April 29, 2007, this court ruled that the Dispute could be subject to its jurisdiction.  IMOT Technology appealed to the Haikou Intermediate Court arguing that the dispute should be under the jurisdiction of the Arbitration Commission.  On January 24, 2008, the Arbitration Commission had issued a verdict to state that the Stock Swap Agreement was invalid and the Respondents should return all IMOT shares to the Applicant.

(2) Hainan Special Economic Zone Property Rights Exchange Centre

Pursuant to an agreement (“the Agreement”) signed with a third party on December 16, 2003, IMOT Information Technology (Shenzhen) Ltd. (“IMOT Technology”) acquired 21% of the issued and outstanding capital of Hainan Special Economic Zone Property Rights Exchange Centre (“Hainan Exchange”).

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

Mr. Zhu, as the legal representative, manager and the executive director of Shanghai Newray, refused to comply with all the requests of the liquidation working team, resulting in delay of the liquidation procedures.  On January 18, 2007, Mr. Tang took civil action under the Companies Law against Mr. Zhu.  Under this action, Mr. Zhu Wei was requested to comply with the Resolution passed on September 30, 2006 to reimburse legal and other related costs of Rmb30,000 incurred by Mr. Tang for this case and also to bear all the court costs to be incurred.

On January 24, 2007, Shanghai Hongkou District Court accepted the case.   Recently discovery was completed.  However, IMOT could not contact Mr. Zhu.  Consequently, the IMOT board of directors approved to write off the business of Shanghai Newray.

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

	High	Low

Fiscal 2007

Quarter ended September 30, 2006	0.16	0.09
Quarter ended December 31, 2006	0.11	0.08
Quarter ended March 31, 2007	0.50	0.097
Quarter ended June 30, 2007	0.28	0.145

Fiscal 2008

Quarter ended September 30, 2007	0.25	0.15
Quarter ended December 31, 2007	0.255	0.092
Quarter ended March 31, 2008	0.20	0.12
Quarter ended June 30, 2008	0.15	0.06

The above bid information is obtained from the “Finance” section of yahoo.com and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of September 25, 2008, there were approximately 616 holders of record of the Company’s common stock.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

We have never declared or paid any cash dividend on our common stock and do not expect to declare or pay any cash dividend in the foreseeable future.

In the fiscal year ended June 30, 2008, the Company issued common stock to various parties and redeemed common stock.  The following transactions have not been reported by the Company in previous quarterly reports.  The value of the common stock for each issuance was based on one of the following: the market price of the shares on the date of the transactions, the market price of the shares on the date the negotiations between the parties began or on the fair value of services received.  The issuances were as follows:

On December 27, 2007 we redeemed 6,500,000 shares and 2,470,355 shares returned from the investment in Shanghai Fortune and Hi-Tech exchange respectively.

On June 16, 2008 we authorized the issuance of 881,950 shares and 6,000,000 shares of common stock with a value of $0.1258 per share to Alfredo Properties Limited for private placement and Rocky Wulianghai for bonus of services rendered for Intermost respectively.  The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering, and the offerees and the parties they designated to receive the stock were accredited investors.

Equity Compensation Plan

On December 1, 2003 our Board of Directors adopted, and on January 28, 2004 our stockholders approved, the Intermost Corporation 2003 Equity Incentive Plan.  As of June 30, 2008, no awards had been granted from the Plan.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of results of operations and financial condition are based upon the Company’s consolidated financial statements.  These statements have been prepared in accordance with the generally accepted accounting principles as used in the United States of America.  These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies rely upon assumptions, judgments and estimates and were used in the preparation of the Company’s consolidated financial statements:

Revenue Recognition

Revenues are recognized (i) with respect to services, at the time a project (or a milestone thereof) is completed and accepted by the customer, and (ii) with respect to products, at the time products are delivered to customers and collectability for such sales is reasonably assured. We have adopted Staff Accounting Bulletin No.101, Revenue Recognition (“SAB 101”) in our financial statements. SAB 101 provides in part further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenues in financial statements. The adoption of SAB 101 did not have a material impact on our revenue recognition practices.

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

Currently our revenues are generated primarily by our subsidiaries, ChinaE and ChinaE Tech both of which distributes licenses for Chinese language translation software and offer web design and hosting services.

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

During the fiscal year ended June 30, 2008 we incurred a net operating loss of $1,557,054.  Our auditor, Albert Wong & Co., CPA, has issued a “going concern” opinion for our financial statements as of June 30, 2008.

Results of Operations

Following is summary financial information reflecting our operations for the periods indicated.

	Year Ended June 30
	2007	2008
	(Restated)
Net revenues	$4,680,532	$26,108
Cost of revenues	(4,608,566)	(68,328)
Gross profit	71,966	(42,220)
Selling, general and administrative expenses	(1,016,653)	(1,565,844)
Exchange difference	(6,413)	8,734
Amortization of intangible assets	(5,459)	(5,862)
Impairment of goodwill	(3,119,872)	0
Impairment of associated companies	(3,454,693)	0
Impairment of deposit of investment	(1,217,475)	0
Written off of loan receivables	(49,818)	0
Interest income	83,861	81,123
Investment income	102,230	277,755
Loss from operations	(8,612,326)	(1,246,314)
Share of loss of associated companies	(3,398)	0
Loss on disposal of a subsidiary	0	(353,377)
Other income, net	458	42,097
Loss before taxation	(8,615,266)	(1,557,594)
Taxation	0	0
Loss before minority interest	(8,615,266)	(1,557,594)
Minority interests	17,209	540
Net loss	(8,598,057)	(1,557,054)

Year Ended June 30, 2008 Compared to Year Ended June 30, 2007

Net revenues.

Net revenues for the year ended June 30, 2008 decreased by $4,654K1, or 99%, to $26K from $4,680K for the year ended June 30, 2007.

1 As used in this Annual Report on Form 10-KSB, the letter “K” appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $380,499 may be rounded to “$380K”

Net revenues during fiscal 2008 were derived principally from e-commerce solutions.  Net revenues during fiscal 2007 were derived principally from e-commerce solutions, sales of photographic equipment and VOIP services.  The term “e-commerce solutions” includes web site design and development and web hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	Total Net Revenues		Percentage of Total Net Revenues
	Year Ended June 30		Year Ended June 30
	2007	2008	2007	2008
	US$	US$
E-commerce solutions
- Web site design and development	80,285	26,108	1.72%	100.00%
Sales of photographic equipment	1,628	0	0.03%	0.00%
VOIP services	4,598,619	0	98.25%	0.00%

Total	4,680,532	26,108	100.00%	100.00%

Total revenues derived from e-commerce solutions decreased by $54K, or 67%, to $26K in fiscal 2008 as compared to $80K in fiscal 2007.  Sales of photographic equipment decreased by $2K, or 100%, to $0K in fiscal 2007 as compared to $2K in fiscal 2007.  Sales of VOIP services decreased by $4,599K, or 100%, to $0K in fiscal 2008 as compared to $4,599K in fiscal 2007.

The decrease in total net revenues and the character of those sales was primarily attributable to management’s decision to revise the Company’s plan of operation to develop our business beyond the market for Internet products and services as well as to the recovery of the economy of China.

Costs of Revenues.

Costs of revenues consist principally of salaries for computer network technicians, depreciation, and other costs including travel, employee benefits, office expenses and related expenses allocated to the engineering and technician staff.

The following table reflects the principal components of costs of revenues and the percentage of net revenues represented by each component for the periods indicated:

	Total Cost of Revenues		Percentage of Total Net Revenues
	Year Ended June 30		Year Ended June 30
	2007	2008	2007	2008
	US$	US$
Engineers/technician salaries	116,879	33,921	2.50%	49.64%
Cost of photographic equipment	1,798	0	0.04%	0.00%
VOIP services	4,427,016	166	94.58%	0.24%
Depreciation	17,835	19,574	0.38%	28.65%
Other	45,038	14,667	0.96%	21.47%
Total	4,608,566	68,328	98.46%	100.00%

Compared to the 2007 fiscal year, the total costs of revenues for the 2008 fiscal year decreased by $4,540K, or 99%, to $68K. The decrease in costs of revenues was due to the exclusion of cost from digital security system, cost containment effort implemented by management and a deadline in sales. The decrease in salaries was due to the decrease of engineer and technician to develop the equity platform in the PRC.  The principal components of costs of revenues during the 2008 fiscal year were costs associated with support of the engineering and technician staff, engineer and technician salaries, and depreciation of equipment utilized in connection with services.

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

	Total SG&A		Percentage of Total Net Revenues
	Year Ended June 30		Year Ended June 30
	2007	2008	2007	2008
	US$	US$
Sales and marketing salaries and
commission	55,887	42,407	1.19%	22.28%
Other sale and marketing	52,510	13,009	1.12%	6.83%
Rent obligation	75,856	50,802	1.62%	26.69%
Administrative salaries	166,209	274,587	3.55%	144.26%
Corporate overhead	666,191	1,185,039	14.23%	622.58%
Total	1,016,653	1,565,844	21.72%	822.65%

The principal components of SG&A during the 2008 year were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees.

For the 2008 fiscal year, SG&A increased by $549K, or 54%, to $1,566K as compared to $1,017K for the 2007 fiscal year.  Sales and marketing salaries and commissions decreased 24% during the 2008 fiscal year, to $42K, as compared to $56K for the 2007 fiscal year.  During the 2008 fiscal year, administrative salaries increased by $107K or 65% to $275K during the 2008 fiscal year, as compared to $166K in the 2007 fiscal year.  Other corporate expense increased during the 2008 fiscal year, by $519K or 78% to $1,185K, as compared to $666K in the 2007 fiscal year.  The increase in SG&A was principally attributable to the payment to Mr. Rocky Wulianghai in term of IMOT shares as a one-time bonus for services already rendered to IMOT.

Minority Interest.

We reported a minority interest in our losses of $1K for the 2008 fiscal year, reflecting the proportionate interest in the losses of Intermost Focus Advertising Company Ltd. owned by other parties as compared to a minority interest in an earnings of $17K for the 2007 fiscal year, reflecting the ownership of third parties in Shanghai Newray and Hainan Concord.

Liquidity and Capital Resources

To date, we have funded our operations with cash from our operating activities, sales of our securities and by using our common stock to make acquisitions and purchases.

At June 30, 2008 we had cash and cash equivalents of $640K and working capital of $1,747K as compared to $530K of cash and cash equivalents and $2,553K of working capital as of June 30, 2007.

Net cash used in operating activities totaled $1,300K during the 2008 fiscal year as compared to $1,848K of cash in operating activities used during the 2007 fiscal year. Cash generated from operating activities was partially offset by non-cash charges, including depreciation expense in the amount of $31K and amortization of intangible assets in the amount of $6K.

Net cash provided by investing activities was $134K for the 2008 fiscal year while net cash used in investing activities was $1,390K for the 2007 fiscal year.  Funds used in investing activities consisted of addition of office equipment, increased in short-term investment and deposit of investment.

Net cash provided by financing activities was $555K for the 2008 fiscal year while net cash used in financing activities was $2,174K for the 2007 fiscal year.  Funds provided by financing activity were the net proceeds from the issuance of common stock during fiscals 2008 and 2007.

We had no long term debt as of June 30, 2008.  Except as otherwise described herein, we have no plans to make any major capital expenditures during the next 12 months and we are not aware of any trends or uncertainties that could affect sales of our products.  We do not have any off balance sheet arrangements.

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

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Intermost Corporation and subsidiaries as of June 30, 2008 and 2007 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermost Corporation as of June 30, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong	Albert Wong & Co.
October [ ], 2008	Certified Public Accountants
[Missing Graphic Reference]

INTERMOST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2008 AND 2007
(Stated in US Dollars)

	Note		2008	2007
ASSETS				(Restated)
Current Assets
Cash and cash equivalents	2	(e)	$640,200	$530,468
Accounts receivable, net	2	(g)	3,949,653	4,085,123
Inventories			0	195,946
Deposits, prepayment and other receivable	3		1,318,880	1,538,435
Deposit of investment	4		0	150,000
Short-term loan	6		670,288	670,763
Short-term investment	2	(i)	0	368,083

Total current assets			$6,579,021	$7,538,818
Long term assets
Restricted cash	2	(f)	313,732	303,525
Unlisted investment	2	(i)	937,363	893,526
Plant and equipment, net	7		74,568	51,414
Intangible assets, net			16,365	20,354
Investment in associated companies	2	(m)	1,258,742	1,134,433

TOTAL ASSETS			$9,179,791	$9,942,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable			$3,353,240	$3,927,964
Accrued liabilities and other payable	8		759,353	792,560
Customer deposits			83,999	105,708
Advance from a shareholder			159,600	160,000
Advance from a related company	9		475,173	0
Business and other taxes payable			1,047	0

Total Current Liabilities			$4,832,412	$4,986,232

The accompanying notes are an integral part of the financial statements

INTERMOST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2008 AND 2007
(Stated in US Dollars)

	Note		2008	2007
				(Restated)
Minority Interests			$12,418	$267,046

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value,
5,000,000 shares authorized,
0 share issued and outstanding
at June 30, 2007 and 2006
Common Stock, $0.001 par value,
500,000,000 shares authorized,
213,281,873 shares issued and outstanding
at June 30, 2008;
215,370,278 shares issued and
outstanding at June 30, 2007	10		$213,282	$215,371
Treasury stock	10		0	(8,970)
Additional paid in capital	10		24,843,131	24,216,705
Accumulated deficit			(20,846,563)	(19,289,509)
Accumulated other comprehensive income	2	(t)	125,111	(444,805)
			$4,334,961	$4,688,792
TOTAL LIABILITIES, MINORITY INTERESTS
AND STOCKHOLDERS’ EQUITY			$9,179,791	$9,942,070

The accompanying notes are an integral part of the financial statements

INTERMOST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

	Note		2008	2007
				(Restated)
Net revenues	2	(n)	$26,108	$4,680,532
Cost of net revenues			(68,328)	(4,608,566)
Gross profit			$(42,220)	$71,966

Selling, general and administrative expenses			(1,562,972)	(1,028,525)
Loss from operations			$(1,605,192)	$(956,559)

Investment income			277,755	102,230
Interest income			81,123	83,861
Other income			42,097	458
Written off of loan receivables			0	(49,818)
Equity in earnings of associated companies			0	(3,398)
			$(1,204,217)	$(823,226)
Unusual items
Impairment of goodwill	5		0	(3,119,872)
Impairment of associated company	14		0	(3,454,693)
Impairment of deposit of investment	4		0	(1,217,475)
Loss on disposal of a subsidiary			(353,377)	0
Loss before income taxes and minority interests			(1,557,594)	(8,615,266)

Income tax	10		0	0

Net loss before minority interests			$(1,557,594)	$(8,615,266)

Minority interests			540	17,209

Net loss			$(1,557,054)	$(8,598,057)

Net loss per share:
- Basic and diluted			$(0.0074)	$(0.0469)
Weighted average number of common stock
- Basic and diluted			211,069,111	183,458,168

The accompanying notes are an integral part of the financial statements

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

					Accumulated
	Total			Additional	other
	number of	Common	Treasury	paid in	comprehensive	Retained
	shares	stock	stock	capital	income/(loss)	deficit	Total

Balance, July 1, 2006	153,290,278	$153,291	$	$21,715,793	$152,369	$(10,691,452)	$11,330,001
Net loss						(8,598,057)	(8,598,057)
Issuance of common stocks	62,080,000	62,080		2,500,912			2,562,992
Redemption of common stocks	0		(2,470)				(2,470)
Cancellation of common stocks			(6,500)				(6,500)
Foreign currency translation adjustment					(597,174)		(597,174)

Restated Balance, June 30, 2007	215,370,278	$215,371	$(8,970)	$24,216,705	$(444,805)	$(19,289,509)	$4,688,792

Balance, July 1, 2007	215,370,278	$215,371	$(8,970)	$24,216,705	$(444,805)	$(19,289,509)	$4,688,792
Net loss						(1,557,054)	(1,557,054)
Prior year adjustment							0
Redemption of common stocks	(8,970,355)	(8,970)	8,970				0
Issuance of common stocks	6,881,950	6,881		626,426			633,307
Foreign currency translation adjustment					415,116		415,116
Adjustment on shares paid for compensation					154,800		154,800

Balance, June 30, 2008	213,281,873	$213,282	$0	$24,843,131	$125,111	$(20,846,563)	$4,334,961

The accompanying notes are an integral part of the financial statements

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

	Note	2008	2007
Cash flows from operating activities			(Restated)
Net income		$(1,557,054)	$(8,598,057)
Amortization of intangible assets	5	5,862	5,459
Impairment of goodwill	14	0	3,119,872
Impairment of associated company	4	0	3,454,693
Impairment of deposit of investment		0	1,217,475
Depreciation		30,587	27,414
Loss on disposal of fixed assets		0	1,820
Loss on disposal of a subsidiary		353,377	0
Written off of loan receivables		0	49,818
Equity in loss of associated companies		0	3,398
Minority interests		(540)	(17,209)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts receivable, net		549,614	(3,916,275)
Inventories		0	(150,290)
Deposits, prepayment and other receivable		278,181	(1,403,102)
Short-term loan		69,726	(31,581)
Accounts payables		(947,404)	3,825,757
Accrued liabilities and other payable		(64,306)	613,485
Customers deposits		(8,079)	(11,622)
Deferred revenue		(10,710)	(14,556)
Business and other taxes payable		667	(24,471)

Net cash used in operating activities		$(1,300,079)	$(1,847,972)

Cash flows from investing activities
Acquisition of plant and equipment		$(50,862)	$(26,601)
Increase in short-term investment		27,651	0
Deposit of investment		156,876	(1,363,572)

Net cash provided by (used in) investing activities		$133,665	$(1,390,173)

Cash flows from financing activities
Advance from related parties		$447,878	$0
Advance from a shareholder		(16,903)	155,837
Redemption of common stocks		(8,970)	(790,594)
Proceeds from issuance and redemption of common stocks, net		110,949	3,104,000
Restricted cash		21,729	(295,627)

Net cash provided by (used in) financing activities		$554,683	$2,173,616

The accompanying notes are an integral part of the financial statements

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

	Note	2008	2007
			(Restated)
Net (decrease)/increase in cash and cash equivalents		$(611,731)	$(1,064,529)
Effect of foreign currency translation on cash and cash		721,463	902,373
Cash and cash equivalents - beginning of year		530,468	692,624

Cash and cash equivalents - end of year		$640,200	$530,468

Other supplementary information
Income received		$30,280	$0

The accompanying notes are an integral part of the financial statements

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

After receiving certain queries from SEC on April 21, 2008 regarding the financial statements for the year ended June 30, 2007 and being unable to contact Samuel H. Wong & Co., LLC, CPA, PC, the Company dismissed Samuel H. Wong & Co., LLC, CPA, PC on May 23, 2008 and engaged Albert Wong & Co., CPA to serve as its registered independent auditor and to restate the financial statements of Company for the year ended June 30, 2007 and audit future financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over financing reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  We concluded that our internal control over financial reporting was effective as of June 30, 2008.

Change in Internal Controls Over Financing Reporting

In connection with certain recent restatements, the Company is re-evaluating its procedures concerning long-life asset impairment, its disclosure and presentation criteria, and its internal controls over financial reporting.  The Company intends to examine enhancements to its internal controls over financial reporting to provide reasonable assurance that errors of the type recently encountered will not recur.  In addition, the Company is examining the implementation of well-defined standards for long-life asset impairment.  The Company expects to complete this reporting examination by December 31, 2008.

Except as set forth above, during the year ended June 30, 2008 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Identification of Directors, Executive Officers and Certain Significant Employees

The following table sets forth certain information regarding the directors and executive officers of the Company.

Name	Age	Position

Fred Peck	49	Director

Chia Hsun Wu	47	Director

Hiroshi Shinohara	52	Director

Rocky Wulianghai	49	President, Chief Executive Officer and Director

Thomas Lee	58	Chief Financial Officer

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

Hiroshi Shinohara has served as a director of the Company since February 18, 2008.  Mr. Shinohara graduated from Osaka University, with extensive experience in corporate financial analysis, business in merging and acquisition.  Mr. Shinohara is currently the Managing Director of FFBC Management Co., Ltd., Japan.

Rocky Wulianghai has served as a director of the Company since December 6, 2005. Mr. Wulianghai was appointed as President and Chief Executive Officer on June 13, 2007.  Mr. Wulianghai graduated from Michigan University with a Masters Degree in electronic engineering.  Mr. Wulianghai is an experienced manager in capital management, a well-known writer in finance and was once a journalist, specifically editor-in-chief and a general editor in Taiwan Television.  Mr. Wulianghai served as General Manager of Asia Capital Management Inc. (1998) and as director of FFBC Holdings Group (2001).

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

Compliance With Section 16(a) of Exchange Act

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission.  Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

The Company believes that, with respect to its fiscal year ended June 30, 2008, none of the Company’s directors and officers and none of the persons known to the Company to own more than 10% of the Company’s common stock, were required to file beneficial ownership reports with the Securities and Exchange Commission and no such reports were filed.

ITEM 10.            EXECUTIVE COMPENSATION

For the 2008 fiscal year, all executive officers received their salaries from the Company and Mr. Rocky Wulianghai received 6,000,000 restricted shares in IMOT as a one-time bonus for services already rendered to IMOT.  Executive officers include our current Chief Executive Officer and President, Rocky Wulianghai, and Chief Financial Officer, Thomas Lee.

The following table sets forth information concerning cash and non-cash compensation paid or accrued to our executive officers during the past fiscal year:

Summary Compensation Table
The amounts in the table below are calculated as of June 30, 2008

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock awards ($) (e)	Option Awards ($) (4) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-Qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Rocky Wulianghai, CEO and President (1)	2008	41,230	0	754,800	0	0	0	0	796,030
Thomas Lee, CFO (2)	2008	107,199	0	0	0	0	0	0	107,199
(1) Mr. Rocky Wulianghai was appointed as Director of the Company on December 6, 2005 and Chief Executive Officer and President of the Company on June 13, 2007.

(2) Mr. Thomas Lee was appointed as Chief Financial Officer of the Company on June 13, 2007.

Director Compensation Table
The amounts in the table below are calculated as of June 30, 2008.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Rocky Wulianghai	41,230	754,800	0	0	0	0	796,030

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

Common Stock

The following table is furnished as of June 30, 2008, to indicate beneficial ownership of shares of the Company’s common stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company’s common stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group.

Class of Stock	Name and Address of Beneficial Owner[1]	Number of Shares Beneficially Owned	Percent of Class
Common	Alfredo Properties Limited[2]	20,881,950	9.79%
Common	First Core Capital Finance Limited[2]	22,000,000	10.31%
Common	First Federal Holdings Limited[2]	40,000,000	18.75%
Common	Magnate Trading Services Limited[2]	6,666,000	3.13%
Common	Piaster Assets Inc. [2]	6,666,000	3.13%
Common	Original Group Holdings Limited[2]	6,668,000	3.13%
Common	Rocky Wulianghai[3]	6,000,000	2.81%

(1)	Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares shown opposite the name of each person or group.
(2)
Fred Peck is director and shareholder of Alfredo Properties Limited and may be deemed to be the beneficial owner of the share held by Alfredo Properties Limited.  During 2008, Mr. Peck purchased 881,950 restricted shares in IMOT, which shares are held in name of Alfredo Properties Limited.

(3)	Rocky Wulianghai is the CEO and president of the Company. During 2008, Mr. Wulianghai received 6,000,000 restricted shares in IMOT as a one-time bonus for services already rendered to IMOT.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under Equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	Not applicable	20,000,000
Equity compensation plans not approved by security holders	0	Not applicable	0
Total	0	Not Applicable	20,000,000

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No directors, executive officers or immediate family members of such individuals were engaged in transactions with us or any of our subsidiaries during the fiscal years ended June 30, 2006, June 30, 2007 and June 30, 2008.  Furthermore, we have no “interlocking” relationships in which any of our executive officers are a member of the board of directors of another entity whose executive officers are a member of our Board of directors.

ITEM 13.	EXHIBITS AND REPORTS ON FORMS 8-K

(a)	Exhibits

Exhibit
Number	Description of Exhibit

2.1	Articles of Merger (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Cooperative Agreement re: formation of Jiayin E-Commerce joint venture (2)
10.2	Agreement Regarding Transfer of Properties on 38th Floor, Guomao Building (3)
10.3	Shareholding Transfer Agreement dated May 23, 2003 between IMOT Information Technology (Shenzhen) Ltd. and Shanghai Newray Business Development Co., Ltd. (4)
10.4	Share Transfer Agreement among IMOT Information Technology (Shenzhen) Ltd., Shenzhen Golden Anke Technology Co. Ltd., Intermost Corporation, Tu Guoshen and Li Zhiquan (5)
10.5
Sale and Purchase Agreement among IMOT Information Technology (Shenzhen) Ltd., Shanghai Fortune Venture Limited, North Shanghai Branch of Shanghai Technology Property Right Exchange Center and Intermost Corporation (6)

10.6	Distributorship Agreement dated November 28, 2002 between KanHan Technologies Limited and ChinaE.com Information Technology Ltd. (7)
10.7	Intermost Corporation 2003 Equity Incentive Plan (8)
10.8	Joint Venture Agreement among Intermost Corporation and Entities and/or Individuals Collectively Referred to as “Investors.”*
14	Code of Ethics (9)
16	Letter on Change in Certifying Accountant (10)
21	Significant Subsidiaries *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to the respective exhibits filed with the Registrant’s 10-KSB Amendment filed with the SEC on October 15, 2004
(2)	Incorporated by reference to the respective exhibits filed with Registrant’s Registration Statement on Form 10-SB (Commission File No. 0-30430).
(3)	Incorporated by reference to the respective exhibits filed with the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.
(4)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2003.

(5)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2004.
(6)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2004.
(7)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2003.
(8)	Incorporated by reference to the exhibit filed with the Registrant’s Proxy Statement filed with the SEC on January 6, 2004.
(9)	Incorporated by reference to the exhibit filed with the Registrant’s 10-KSB Amendment filed with the SEC on October 25, 2004.
(10)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2004.
*	Filed herewith.

(b)           Reports on Form 8-K

On October 30, 2007 the Registrant filed a Current Report disclosing the resignation of Mr. Shim Yang from the board as director, effective as of October 25, 2007.

On February 21, 2008 the Registrant filed a Current Report disclosing pursuant to a Special Shareholders Meeting, the amendments of Bylaws to reduce the number of directors, within an authorized range of directors of three to seven, from four to seven, effective as of February 18, 2008, and also, disclosing the departure of Wilbert Kam, Catalina Chan and Deng Xiang Xiong from the board of directors and election of Hiroshi Shinohara as director, effective as of February 21, 2008.

On May 23, 2008 the Registrant filed a Current Report disclosing the dismissal of Samuel H. Wong & Company, LLP and the engagement of Albert Wong & Company, LLP as the Company’s independent accountant, effective as of May 23, 2008.

On August 15, 2008 the Registrant filed a Current Report disclosing that the Registrant approved a settlement agreement (the “Settlement Agreement”) by and among the Company, IMOT Information Technology (Shenzhen) Co., Ltd., Shenzhen Inter-Anke Digital Technology Co., Ltd. (“Anke”), and ChinaE.com Equity Platform Holding (Group) Co., Ltd., effective on August 11, 2008.  The Settlement Agreement provides for (i) Anke to pay to the Company the sum of USD$1,000,000, (ii) the Company to transfer to Anke all of the shares of stock representing the Company’s 49% ownership interest in Anke, and (iii) a termination of the Share Transfer Agreement by among the Company and Anke executed March 31, 2004, pursuant to which the Company initially acquired the Anke shares.

On August 15, 2008 the Registrant filed a Current Report disclosing certain material impairments of certain investment and long-lived assets and the non-reliance on its audit report for the year ended June 30, 2007.

On August 13, 2008 the Registrant filed a Current Report disclosing the dismissal of Gruber & Company, LLC as the Company’s independent accountant, effective on May 15, 2007.

On October 14, 2008 the Registrant filed a Current Report therein disclosing that it had concluded that, in the same context and for the same reasons as the prior nonreliance and restatements, the Company would amend its quarterly reports for the periods ended September 30, 2007 and March 31, 2008, and also disclosing that the Registrant had moved its principal executive offices to:  Suite 5204, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong.

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

		June 30, 2008		June 30, 2007

(i)	Audit Fees	$45,000	*	$159,500
(ii)	Audit Related Fees	$--		$--
(iii)	Tax Fees	$--		$--
(iv)	All Other Fees	$--		$--

* Audit fee for fiscal years ended June 30, 2008 and June 30, 2007 were accrued to the auditors, Albert Wong & Co., CPA.

Documents filed as part of this report:

ALBERT WONG & CO.
CERTIFIED PUBILC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B Soc., Sc., LL.B., P.C.LL., Barrister-at-law, C.P.A.(Practising).

To:	The board of directors and stockholders of
Intermost Corporation

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Intermost Corporation and subsidiaries as of June 30, 2008 and 2007 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermost Corporation as of June 30, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong	Albert Wong & Co.
October [ ], 2008	Certified Public Accountants

INTERMOST CORPORATION

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2008 AND 2007
(Stated in US Dollars)

	Notes		2008	2007
ASSETS				(Restated)
Current assets
Cash and cash equivalents	2	(e)	$640,200	$530,468
Accounts receivable, net	2	(g)	3,949,653	4,085,123
Inventories			-	195,946
Deposits, prepayment and other receivables	3		1,318,880	1,538,435
Deposit of investment	4		-	150,000
Short-term loan	6		670,288	670,763
Short-term investment	2	(i)	-	368,083

Total current assets			$6,579,021	$7,538,818
Restricted cash	2	(f)	313,732	303,525
Unlisted investment	2	(i)	937,363	893,526
Plant and equipment, net	7		74,568	51,414
Intangible assets, net			16,365	20,354
Investment in associated companies	2	(m)	1,258,742	1,134,433

TOTAL ASSETS			$9,179,791	$9,942,070

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable			$3,353,240	$3,927,964
Accrued liabilities and other payable	8		759,353	792,560
Customers deposits			83,999	105,708
Advance from a shareholder			159,600	160,000
Advance from a related company	10		475,173	-
Business and other taxes payable			1,047	-

Total current liabilities			$4,832,412	$4,986,232

TOTAL LIABILITIES			$4,832,412	$4,986,232

See accompanying notes to consolidated financial statements

INTERMOST CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2008 AND 2007
(Stated in US Dollars)

	Notes		2008	2007
				(Restated)
Minority interests			$12,418	$267,046

STOCKHOLDERS’ EQUITY

Common stock at $0.001 par value,
500,000,000 shares authorized, 213,281,873
and 215,370,278 shares issued and
outstanding at June 30, 2008 and 2007;	11		213,282	215,371
Treasury stock	11		-	(8,970)
Additional paid-in capital	11		24,843,131	24,216,705
Accumulated deficit			(20,846,563)	(19,289,509)
Accumulated other comprehensive income	2	(t),11	125111	(444,805)

			$4,334,961	$4,688,792

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY			$9,179,791	$9,942,070

See accompanying notes to consolidated financial statements

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

	Notes		2008	2007
				(Restated)
Net revenues	2	(n)	$26,108	$4,680,532
Cost of net revenues			(68,328)	(4,608,566)

Gross (loss)/profit			$(42,220)	$71,966
Selling, general and administrative expenses			(1,562,972)	(1,028,525)

(Loss)/profit from operations			$(1,605,192)	$(956,559)
Investment income			277,755	102,230
Interest income			81,123	83,861
Other income			42,097	458
Written off of loan receivables			-	(49,818)
Equity in earnings of associated companies			-	(3,398)

			$(1,204,217)	$(823,226)
Unusual items
Impairment of goodwill	5		-	(3,119,872)
Impairment of associated company	14		-	(3,454,693)
Impairment of deposit of investment	4		-	(1,217,475)
Loss on disposal of a subsidiary			(353,377)	-

Loss before income taxes and minority interests			$(1,557,594)	$(8,615,266)
Income taxes	9		-	-

Net loss before minority interests			$(1,557,594)	$(8,615,266)
Minority interests			540	17,209

Net loss			$(1,557,054)	$(8,598,057)

Net loss per share:
-Basic and diluted			$(0.0074)	$(0.0469)

Weighted average number of common stock
-Basic and diluted			$211,069,111	$183,458,168

See accompanying notes to consolidated financial statements

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

				Additional	Accumulated
	No.			paid	Other
	shares	Common	Treasury	In	comprehensive	Accumulated
	outstanding	stock	stock	capital	Income/(loss)	deficit	Total

Balance, July 1, 2006	153,290,278	$153,291	$-	$21,715,793	$152,369	$(10,691,452)	$11,330,001
Net loss	-	-	-	-	-	(8,598,057)	(8,598,057)
Issuance of common stocks	62,080,000	62,080	-	2,500,912	-	-	2,562,992
Redemption of common stocks	-	-	(2,470)	-	-	-	(2,470)
Cancellation of common stocks	-	-	(6,500)	-	-	-	(6,500)
Foreign currency translation adjustment	-	-	-	-	(597,174)	-	(597,174)

Restated Balance, June 30, 2007	215,370,278	$215,371	$(8,970)	$24,216,705	$(444,805)	$(19,289,509)	$4,688,792

Balance, July 1, 2007	215,370,278	$215,371	$(8,970)	$24,216,705	$(444,805)	$(19,289,509)	$4,688,792
Net loss	-	-	-	-	-	(1, 557,054)	(1,557,054)
Redemption of common stocks	(8,970,355)	(8,970)	8,970	-	-	-	-
Issuance of common stocks	6,881,950	6,881	-	626,426	-	-	633,307
Foreign currency translation adjustment	-	-	-	-	415,116	-	415,116
Adjustment on shares paid for ompensation					154,800		154,800

Balance, June 30, 2008	213,281,873	$213,282	$-	$24,843,131	$125,111	$(20,846,563)	$4,334,961

See accompanying notes to consolidated financial statements

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

	Note	2008	2007
			(Restated)
Cash flows from operating activities
Net loss		$(1,557,054)	$(8,598,057)
Amortization of intangible assets		5,862	5,459
Impairment of goodwill	5	-	3,119,872
Impairment of associated company	14	-	3,454,693
Impairment of deposit of investment	4	-	1,217,475
Depreciation		30,587	27,414
Loss on disposal of fixed assets		-	1,820
Loss on disposal of a subsidiary		353,377	-
Written off of loan receivables		-	49,818
Equity in loss of associated companies		-	3,398
Minority interests		(540)	(17,209)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Accounts receivable, net		549,614	(3,916,275)
Inventories		-	(150,290)
Deposits, prepayment and other receivable		278,181	(1,403,102)
Short-term loan		69,726	(31,581)
Accounts payables		(947,404)	3,825,757
Accrued liabilities and other payable		(64,306)	613,485
Customers deposits		(8,079)	(11,622)
Deferred revenue		(10,710)	(14,556)
Business and other taxes payable		667	(24,471)

Net cash used in operating activities		$(1,300,079)	$(1,847,972)

Cash flows from investing activities
Acquisition of plant and equipment		$(50,862)	$(26,601)
Increase in short-term investment		27,651	-
Deposit of investment		156,876	(1,363,572)

Net cash provided by/(used in) investing activities		$133,665	$(1,390,173)

Cash flows from financing activities
Advance from a related party		$447,878	$-
Advance from a shareholder		(16,903)	155,837
Redemption of common stocks		(8,970)	(790,594)
Proceeds from issuance of common stocks, net		110,949	3,104,000
Restricted cash		21,729	(295,627)

Net cash provided by financing activities		$554,683	$2,173,616

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

	2008	2007
		(Restated)
Net decrease in cash and cash equivalents	$(611,731)	$(1,064,529)

Effect of foreign currency translation on cash and cash equivalents	721,463	902,373

Cash and cash equivalents–beginning of year	530,468	692,624

Cash and cash equivalents–end of year	$640,200	$530,468

	2008	2007
Supplementary cash flow information:
Interest received	$30,280	$-

See accompanying notes to consolidated financial statements

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Intermost Corporation (hereinafter referred to as the “Company”, including its subsidiaries and associated companies when the context so requires) was originally incorporated in the State of Utah on March 6, 1985 under the name Utility Communications International, Inc. The Company changed its name from Utility Communications International, Inc. to Intermost Corporation on October 23, 1998. In February 2003, the Company re-domiciled from the State of Utah to the State of Wyoming.

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

The Company is engaged in providing, directly and through its subsidiaries and associated companies, business portal and e-commerce solutions in the People’s Republic of China (the "PRC" or "China").   The Company's fiscal year-end is June 30.

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

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of Intermost Corporation (the Company) and its eleven subsidiaries (of which three were totally impaired), two associate companies (of which one was totally impaired) and one affiliated company, constituting the group. Significant inter-company transactions have been eliminated in consolidation. The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries, and the ownership interests of minority investors are recorded as minority interests.

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(b)	Principles of Consolidation (Continued)

The Company’s subsidiaries and affiliated companies and their principal activities as of June 30, 2008 are summarized as follows:

Name	Place of incorporation of organization	Percentage of Equity Interest Attributable to the Company	Principal Activities
Intermost Limited (“IL”)	British Virgin Islands	100%	Investment holding
ChinaE.com E-Commerce Co. Ltd. (Formerly known as China E.com Information Technology Ltd. (“CECITL”))*	PRC	100%	Business portal and e-commerce solutions
IMOT Information Technology (Shenzhen) Ltd. (“IITSL”)*	PRC	100%	Investment holding
ChinaE.com Investment Consultants (Shenzhen) Company Ltd. (“CECICSL”)**	PRC	100%	Inactive
Intermost (H.K.) Limited (“IHKL”)	Hong Kong	100%	Inactive
Shenzhen Bank Union & Jiayin E-commerce Company Ltd. (“SBUJE”)**	PRC	55.30%	Inactive
Intermost Focus Advertising Company Ltd.(“IFACL”)**	PRC	90%	Inactive
Shanghai Newray Photographic Equipment Co., Ltd. (“SNPE”)**	PRC	51%	Inactive
ChinaE.com Technology (Shenzhen) Ltd.(“CECTSL”)*	PRC	100%	Business postal and e-commerce solutions
Hainan Concord Financial Products Development Co., Ltd. (“HCFPDCL”)**	PRC	80%	Inactive
Shenzhen International Hi-Tech Property Right Exchange Centre (“SIHTPREC”)***	PRC	15%	Private equity exchange
Golden Anke (GATL) ***	PRC	49%	Inactive
Hainan Special Economic Zone Property Right Exchange Center (PREC)***	PRC	21%	Private Property Right Exchange
Leader Palace (LP)	British Virgin Islands	100%	Inactive

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(b)	Principles of Consolidation (Continued)

*    CECITL, IITSL and CECTSL are wholly foreign owned enterprises established in the PRC to be operated for a period of 10 years until 2008.  CECITL has changed its name into Chinae.com E-Commerce Co. Ltd. and extended the operating period until 2018.

**     SBUJE, IFACL, SNPE, HCFPDCL and CECICSL are equity joint ventures established in the PRC to be operated for a period of 10 years until 2009, 2010, 2013, 2015 and 2026 respectively. They are subsidiaries of the Company and their operations are consolidated into the Company's financial statements. The investment of SBUJE was totally impaired at Sept 30, 2007 and the investments in SNPE and HCFPDCL were totally impaired at June 30, 2008.

  ***   PREC is equity joint venture established in the PRC to operate for a period of years until   2033. PREC is associated companies of the Company and is accounted for under the equity method of accounting. SIHTPREC is an affiliated company and is accounted for under the cost method. On the restated June 30, 2007 financial statements, the investment of GATL was totally impaired.

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

The Company’s operations are mainly conducted in the PRC and Taiwan (ROC). Accordingly, the Company’s business, financial condition and results of operations in the PRC and Taiwan may be influenced by the political, economic and legal environment in the PRC and Taiwan, and by the general state of the PRC and Taiwan economy.

The Company’s major operations in the PRC and Taiwan are subject to special considerations and significant risks not typically associated with companies in North America. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC and Taiwan, and by changes in government administration, governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(e)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintains bank accounts only in the PRC, Taiwan and Hong Kong. The Company does not maintain any bank accounts in the United States of America.

(f)	Restricted cash

Restricted cash represents time deposit accounts in Mega International Commercial Bank under one year Performance Guarantee Contract between Innocom Telecom Holdings and Leader Palace International Limited to secure the performance of Innocom as a service provider to Chunghwa Telecom Co. Ltd. The contract was ended at April 9, 2008 and renewed another year to April 9, 2009.

(g)	Account receivable

Accounts receivable is carried at the net invoiced value charged to customer.  The Company records an allowance for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance.

(h)	Inventories

Inventories are raw materials which are stated at the lower of weighted average cost or market value. As of June 30, 2008, no inventory was recorded.

(i)    Investments

The non-marketable equity security investments are presented at historical cost because the Company does not have significant influence over the underlying investments. These investments are subject to a periodic impairment review. To the extent any impairment is considered other-than-temporary, the investment is written down to its fair value and the loss is recorded as interest income and other, net. See Note 14 for impairment of investment.

(j)	Property and equipment

Plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Computer equipment	3 years
Motor vehicles	5 years
Furniture and office equipment	5 years

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)    Property and equipment (Continued)

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(k)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis. See Note 5 for goodwill impairment details.

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

See Note 4 for impairment of deposit of investment and Note 14 for impairment of investment in associated company.

(m)	Associated Company

An associated company is a business enterprise in which the Company owns between 20% and 50% of the equity capital, and does not have direct or indirect or joint control, and therefore, has only limited ability to participate in financial and operating policy decisions.

The Company's investment in associated companies is accounted for under the  equity method of accounting, whereby the investment is initially recorded at cost and the carrying amount is adjusted thereafter for the post acquisition change in the Company's share of the associated company's results of operations. See Note 14 for investment in associated company impairment details.

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n)	Revenue recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with, and collectability is probable.

Revenues from the sale of photographic equipment and digital security imaging system are recognized from the invoiced value of the goods supplied to customers. Revenues are recognized upon delivery of goods and passage of title to customers.

Revenues from the sale of VOIP services are recognized upon the services provided and invoices sent out to customers.

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

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)	Stock compensation (Continued)

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

The Company did not have any stock options outstanding during the year ended June 30, 2008. Accordingly, no pro forma financial disclosure is provided herein.

(p)	Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in selling expenses were $1,220 and $3,125 for the years ended June 30, 2008 and 2007 respectively.

(q)	Income taxes

The Company uses the accrual method of accounting to determine and report its taxable income and tax credit in the year in which they are available.  The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q)	Income taxes (Continued)

Income tax liabilities computed according to the United States, People’s Republic of China (PRC), Taiwan (ROC) and Hong Kong SAR tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for operating losses that are available to offset future income taxes.  A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

In respect of the Company’s subsidiaries domiciled and operated in China, Taiwan and Hong Kong, the taxation of these entities can be summarized as follows:

The subsidiaries incorporated in PRC are subject to the corporation income tax rate of 33% for 2007 and 25% for 2008. However, in accordance with the relevant tax laws and regulations of PRC, the local corporation income tax rate is 15%.

The subsidiary incorporated in BVI while operated in Taiwan will be considered a non-resident for tax purposes to the profit-seeking enterprise income tax which is from 0% to 25%. However, it will be subject to profit-seeking enterprise income tax only for its income derived from Taiwan sources.

The subsidiaries are subject to Hong Kong profits tax rate of 17%.

The Company is subject to United States federal corporate income tax according to Internal Revenue Code Sections 951 and 957.  Corporate income tax is imposed on graduated rates in the range of:

Taxable Income
Rate	Over	But not over	Of Amount Over
15%	-	50,000	-
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(r)	Earnings per share

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

The accompanying consolidated financial statements are presented in United States dollars. The functional currencies of the Company are Hong Kong Dollar (HKD), Taiwan Dollar (TWD) and Renminbi (RMB).  The consolidated financial statements are translated into United States dollars from HKD, TWD and RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	June 30, 2008	June 30, 2007
Year end HKD : US$ exchange rate	7.8037	7.8172
Average yearly HKD : US$ exchange rate	7.7949	7.7959

	June 30, 2008	June 30, 2007
Year end TWD : US$ exchange rate	30.4355	32.8599
Average yearly TWD : US$ exchange rate	31.8569	32.9517

	June 30, 2008	June 30, 2007
Year end RMB : US$ exchange rate	6.8718	7.6248
Average yearly RMB : US$ exchange rate	7.2906	7.8285

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(t)	Comprehensive income

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

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(u)	Reclassification

Certain amounts in the prior year have been reclassified to conform to the current year’s presentation.

(v)	Recent accounting pronouncements

In December 2007, the SEC issued Staff Accounting Bulletin No. 110(“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Group’s consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Group is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The Group is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”.  SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Group is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The Group is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements but does not expect it to have a material effect.

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

3.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables are summarized as follow:

	2008	2007

Rental and utilities deposits	$27,671	$7,508
Advance to employees	6,785	2,142
Prepaid expenses	2,428	35,889
Loan Interest receivable (a)	68,350	116,547
Due from stockholders (b)	-	65,575
Other Loan	92,843	-
Advance to supplier (c)	-	298,931
Trade deposit paid (d)	-	1,293
Other receivables (e)	1,000,000	1,000,000
Others	120,803	10,550

	$1,318,880	$1,538,435

(a)	Cash loan interest receivable from an un-related third party of US$250,000 and US$350,000 at 12% p.a. for periods from July 1, 2007 to January 24, 2008 and July 1, 2006 to June 30, 2007 respectively.

(b)	The amount receivable from the minority stockholders of Shanghai Newray Photographic Equipment Co., Ltd. of RMB245,000 is unsecured, non-interest bearing, and due and payable on demand.

(c)	An advance to supplier of RMB 2,574,289 for the VOIP services. This advance is unsecured, non-interest bearing, and due on demand.

(d)	Trade deposit of security systems and spare parts prepaid to the suppliers for the sales orders placed by the customers.

(e)	Other receivables are the amount that will be collected from an associated company, Golden Anke Technology, Ltd. It is unsecured, non-interest bearing, and, due and payable on demand.

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

4.	DEPOSIT OF INVESTMENT

The initial deposit $1,400,000 was paid to an unrelated company in Taiwan for a pending acquisition. In June 2008, the company was no longer active in the acquisition. The expected refund could be confirmed at $150,000. The remaining part of the deposit $1,250,000 less $32,525 translation adjustment, at $1,217,475, was unable to confirm. No other future cash flow value could be calculated and so impairment should be provided in current year to reflect the deposit loss.

5.	GOODWILL

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

The total purchase price of RMB27,542,592 consisted of 12,000,000 shares of the Company's common stock valued at RMB26,827,200 (US$0.27 per share) and commission expenses of RMB715,392 ($86,400) paid to an unrelated advisor. The value of the common stock issued was based on the market value of the common stock at the completion date of the acquisition.

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

5.	GOODWILL (Continued)

Goodwill of RMB17,152,456 represented the excess of the purchase price over the fair value of the net tangible asset acquired. The goodwill has been included in the digital security system segment.

	RMB	USD

Goodwill acquired in GATL transaction on August 10, 2004	$17,152,456	$2,114,976
Impairment for the year ended June 30, 2006	-	-

Balance at June 30, 2006	17,152,456	$2,114,976
Foreign currency translation adjustment	-	75,927
Impairment for the year ended June 30, 2007	(17,152,456)	(2,190,903)

Balance at June 30, 2007	$-	$-

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

	RMB	USD
Goodwill acquired in HCFPDCL transaction on Jan 6, 2005	$7,272,437	$896,725
Impairment for the year ended June 30, 2006	-	-

Balance at June 30, 2006	$7,272,437	$896,725
Foreign currency translation adjustment	-	32,244
Impairment for the year ended June 30, 2007	(7,272,437)	(928,969)

Balance at June 30, 2007	$-	$-

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

6.	SHORT-TERM LOAN

The Company loaned to an un-related third party of US$250,000 and US$350,000 on November 28, 2005 and December 12, 2005, respectively with interest rate at 12% p.a. and due and payable on September 28, 2006 and September 12, 2006 respectively. These loans are still outstanding and the Company is continuously charging the loan interest accordingly.

7.	PLANT AND EQUIPMENT, NET

Plant and equipment comprise the followings:

	2008	2007
At cost
Computer equipment	$116,047	$166,813
Furniture and office equipment	71,276	51,562
Motor vehicles	-	7,049

	$187,323	$225,424
Less: Accumulated depreciation	(112,755)	(174,010)

	$74,568	$51,414

Depreciation expenses were $30,587 and $ 28,146 for the years ended June 30, 2008 and 2007 respectively.

8.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables are summarized as follows:

	2008	2007
Wages and bonus	$27,202	$23,031
Consultancy fees	100,097	100,071
Legal and professional fees	23,637	37,737
Audit and review fees	45,000	43,000
Loan interest payable	59,106	7,275
Loan from shareholder	500,000	500,000
Other	4,311	81,446

	$759,353	$792,560

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

9.	INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate.

The Company is subject to the United States federal corporate income tax at a rate of 33%. IL was incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, is exempted from payment of the British Virgin Islands income taxes.  The subsidiaries (IITSL, CECITL, SBUJE, IFACL, CECTSC and HCFPDCL) established in the PRC are subject to PRC enterprise income taxes at a rate of 15%.  SNPE is subject to a special PRC enterprise income tax at a rate 0.5% of turnover.  The subsidiary (LP) established in British Virgin Islands while operated in Taiwan is subject to Taiwan non-resident profit-seeking enterprise income tax, which is from 0% to 25%, only for the income derived from Taiwan sources. Since the company derived most of the income outside Taiwan, there will be no domestic income tax effect for the operation of LP. IHKL is subject to Hong Kong profits tax at a rate of 17.5%.

The reconciliation of the United States federal income tax rate to the effective income tax rate based on loss before income taxes stated in the consolidated statements of operations is as follows:

Deferred taxation consisted of:

	2008	2007

Net operating loss carry forwards	$1,557,054	$8,598,057
Valuation allowance	(1,557,054)	(8,598,057)

Deferred tax assets, net	$-	$-

The change in valuation allowance from June 30, 2007 to June 30, 2008 is primarily related to the tax effects of the increase in the net operating loss in the current fiscal year. The Company has net operating loss carry forwards totaling approximately $1.6 million as of June 30 2008, primarily relating to operations in the PRC and Taiwan. A valuation allowance has been established for the full amount of the deferred tax benefit related to those loss carry forwards and other deferred tax assets as management believes that their realization is uncertain.

10.	ADVANCE FROM A RELATED PARTY

Advance from a related party, China Equity Platform Holding Group Ltd. is unsecured, interest free and with no fixed term of repayment.

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

11.	STOCKHOLDERS’ EQUITY

Year ended June 30, 2008

On June 16, 2008, we authorize the issuance of 881,950 and 6,000,000 shares of common stock with a value of $0.001 per share to Alfredo Properties Ltd. and Mr. Rocky Wulianghai for private placement and director’s compensation respectively. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offeree and the parties they designated to receive the stock were accredited investor.

On June 12, 2008, the Company approved to issue 6,000,000 shares of common stock at the price of $0.1258 per share to the chief executive officer of the Company, Mr. Rocky Wulianghai, for the compensation of services $754,800 for the calendar years of 2006 and 2007.  The shares were allotted on June 16, 2008.  On the date of allotment, the share market value of common stock was $0.1 per share, the Company had recorded the common stock $6,000 and additional paid-in capital $594,000 and recognized the difference as adjustment to other comprehensive income $154,800.

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

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

12.	COMMITMENTS

Operating Leases - The Company has operating lease agreements for office premises, which expiring through February 2011. Future minimum rental payments under agreements classified as operating leases with non-cancelable terms for the next one year and thereafter are as follows:

June 30,
2008	$122,187
2009	112,733
2010 and thereafter	72,136

$307,056

Rental expense paid for the years ended June 30, 2008 and 2007 were $54,864 and $60,238 respectively.

13.	SEGMENT INFORMATION

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

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant inter-company transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not consider, as such items are not allocated to the Company's segments. Segment information for the year ended June 30, 2008 and 2007 are as follows:

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

13.	SEGMENT INFORMATION (Continued)

For the year ended June 30, 2008, the Company is principally engaged in one operating segment only. Accordingly, no segmental analysis is presented.

(a)	Net revenues
	2008	2007
E-commerce solutions	$-	$80,285
Photographic business	-	1,628
VOIP services	-	4,598,619

	$-	$4,680,532

PRC	-	81,913
Taiwan	-	4,598,619

	$-	$4,680,532

(b)	Net profit/(loss)
	2008	2007
E-commerce solutions	$-	$(417,439)
Photographic business	-	(27,110)
VOIP services	-	(1,164,073)

	$-	$(1,608,622)

Reconciliation:
Gain /(loss) for reportable segments	$-	$(1,608,622)
Unallocated corporate expenses	-	10,206,679

	$-	$(8,598,057)

(c)	Assets
	2008	2007
E-commerce solutions	$-	$477,168
VOIP services	-	4,700,131
Sales of digital security system	-	3,780,744

	$-	$8,958,043

Reconciliation:
Total assets for reportable segments	$-	$8,958,043
Other corporate assets	-	984,027

	$-	$9,942,070

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

13.	SEGMENT INFORMATION (Continued)

(d)        Other items

	2008	2007
E-commerce solutions	$-	$25,541
Consultancy fee	-	1,051
Photographic business	-	37
Unallocated corporate assets	-	1,517

	$-	$28,146

Expenditures for fixed assets:
E-commerce solutions	$-	$24,119
Unallocated corporate assets	-	2,482

	$-	$26,601

 (e)  Major customers and concentrations:

For the year ended June 30, 2007, the three largest customers in the VOIP segment, accounted for 86% and in VOIP segment, accounted for 85% of total revenues, respectively.

14.	IMPAIRMENT OF INVESTMENT IN ASSOCIATED COMPANY

An investment in an associated company Golden Anke Technology, Ltd. with an equity balance of $3,454,693 was found being impaired and written-off in last year statement of income. No further impairment is made in the current year. See Note 3(e) for the balance to be recovered.

15.	GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,557,594for the year ended June 30, 2008 and has an accumulated deficit of $20,846,563 as of June 30, 2008.  The Company also continues to experience negative cash flows from operations. The Company will be required to raise additional capital to fund its operations, and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to strengthen its core business, control its overall expenditures, improve the efficiency of its operations and continue its efforts to expand by acquiring other business opportunities.

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

16.	SUBSEQUENT EVENT

The Company had entered into a joint venture agreement with other PRC investors on February 19, 2008 to spin off the subsidiaries and investments in operating equity exchange.  The PRC investors will form a new company to hold these subsidiaries and investments and seek an independent listing of the new company on a US exchange.  The name of the new company is China Equity Platform Holding Group Limited. When the spin off process is completed, IMOT will get 60% –common stock of the newly formed company. The spin off process is still under processing and waiting for the approval from PRC Officials. The subsidiary and associate companies will be spin off are listed as following:

ChinaE.com Technology (Shenzhen) Company Limited
ChinaE.com Investment Consultant (Shenzhen) Company Limited
ChinaE.com E-commerce Company Limited
Intermost Focus Advertising Company Limited
Shenzhen International Hi-Tech Property Right Exchange Centre
Hainan Special Economic Zone Property Rights Exchange Centre

17.	RESTATEMENTS

On October 26, 2007, the Company filed the consolidated balance sheets as of June 30, 2007 and 2006, its consolidated statements of income, stockholders’ equity and cash flow for the year ended June 30, 2007, in Form 10KSB Part III Item 14 Page 37-63 with the Securities and Exchange Commission (SEC). The Company received a comment letter from the Office of the Chief Accountant of the Division of Corporation Finance of SEC regarding certain disclosures in the Company’s financial statements for the year ended June 30, 2007. The Company could not reach the original auditor for assistance. Therefore, it determined to re-do the 2007 audit and restate the financial statements. The restated financial statements will be filed with SEC. The effects of the restatements are shown in the following tables.

CONSOLIDATED BALANCE SHEETS

	Original	Restated
	June 30,
ITEMS	2007	2007
Current assets
Cash and cash equivalents	$833,993	$530,468
Accounts receivable, net	4,085,123	4,085,123
Inventories	195,946	195,946
Deposits, prepayment and other receivables	2,269,083	1,538,435
Deposit of investment	-	150,000
Short-term loan	670,763	670,763
Short-term investment	368,083	368,083
Stock in custodian	-	-

Total current assets	$8,422,991	$7,538,818
Restricted cash	-	303,525
Unlisted investment	893,526	893,526
Plant and equipment, net	51,414	51,414
Intangible assets, net	20,354	20,354
Investment in associated companies	6,497,267	1,134,433
Goodwill	-	-

TOTAL ASSETS	$15,885,552	$9,942,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,927,964	$3,927,964
Accrued liabilities and other payable	792,560	792,560
Customers deposits	105,708	105,708
Advance from shareholder	160,000	160,000
Business and other taxes payable	-	-

Total current liabilities	$4,986,232	$4,986,232

TOTAL LIABILITIES	$4,986,232	$4,986,232

CONSOLIDATED BALANCE SHEETS (Continued)

	Original	Restated
	June 30,
ITEMS	2007	2007
Minority interests	$732,762	$267,046

STOCKHOLDERS’ EQUITY
Preferred Stock $0.001 par value,
5,000,000 shares authorized,
nil share issued and outstanding
at June 30, 2007 and 2006	$-	$-

Common stock at $0.001 par value,
500,000,000 shares authorized,
215,370,278 shares issued and
outstanding at June 30, 2007;
153,290,278 shares issued and
outstanding at June 30, 2006	215,371	215,371
Treasury stock	(8,970)	(8,970)
Additional paid-in capital	23,235,236	24,216,705
Accumulated deficit	(13,391,999)	(19,289,509)
Accumulated other comprehensive income	116,920	(444,805)

	$10,166,558	$4,688,792

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$15,885,552	$9,942,070

As a result of restatement of the consolidated balance sheet as of June 30, 2007, total assets decreased from $15,885,552 as originally reported, to $9,942,070, a decrease of $5,943,482. The decrease of total assets was derived from decrease $303,525 in cash and cash equivalents, decrease $730,648 in deposit, prepayment and other receivable, increase $150,000 deposit in investment and decrease $5,362,834 investment in associated companies and increase $303,525 in restricted cash. There were no changes in liabilities. The minority interest was decrease from $732,762 to $267,046, a $561,725 reduction. The corresponding changes in Stockholders’ equity were increase of $981,469 in additional paid-in capital, increase of accumulated deficit $5,897,510 and decrease of accumulated other comprehensive income $561,725. The total stockholders’ equity was restated from $10,166,558 as originally reported, to $4,688,792, a decrease of $5,477,766. The total liabilities and stockholders’ equity were restated from $15,885,552 as originally reported, to $9,942,070, a decrease of $5,943,482.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Original	Restated
	For the year ended June 30,
ITEMS	2007	2007
Net revenues	$4,680,532	$4,680,532
Cost of net revenues	(4,608,566)	(4,608,566)

Gross profit	$71,966	$71,966
Selling, general and administrative expenses	(1,957,494)	(1,028,525)

(Loss)/profit from operations	$(1,885,528)	$(956,559)
Investment income	102,230	102,230
Interest income	83,861	83,861
Other income	458	458
Written off of loan receivables	-	(49,818)
Equity in earnings of associated companies	-	(3,398)

	$(1,698,979)	$(823,226)
Unusual items
Impairment of goodwill	-	(3,119,872)
Impairment of associated company	-	(3,454,693)
Impairment of deposit of investment	-	(1,217,475)
Loss on disposal of an associated company	-	-

Loss before income taxes and minority interests	$(1,698,979)	$(8,615,266)
Income taxes	-	-

Net loss before minority interests	$(1,698,979)	$(8,615,266)
Minority interests	17,209	17,209
Equity in earnings of associated companies	(1,408,777)	-

Net loss	$(3,090,547)	$(8,598,057)

Net loss per share:
-Basic	$(0.0242)	$(0.0469)

-Diluted	$(0.0242)	$(0.0469)

Weighted average number of common stock
-Basic	$127,894,970	$183,458,168

-Diluted	$127,894,970	$183,458,168

As a result of restatement of consolidated income and comprehensive income for the year ended June 30, 2007, total net loss increased from $3,090,547 as originally reported, to $8,598,057, an increase of $5,507,510. The increase loss was composed of decrease $928,969 in selling, general and administrative expenses, increase 49,818 in written-off loan receivables and 3,398 in other receivable, increase $3,119,872 impairment of goodwill, $3,454,693 impairment of associated company, $1,217,475 impairment of deposit of investment and decrease $1,408,777 equity in earnings of associated companies. The movement of shares provided from stock transfer agent was applied to calculate the weighted average number of common stock, and so, the net loss per share was changed from $0.0242 to $0.0469, an increase of $0.0227. The basic and dilute weighted average number of common stock was changed from 127,894,970 to 183,458,168, an increase of 55,563,192.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Original	Restated
	For the year ended June 30,
ITEMS	2007	2007
Cash flows from operating activities
Net loss	$(3,090,547)	$(8,598,057)
Amortization of intangible assets	-	5,459
Impairment of goodwill	-	3,119,872
Impairment of associated company	-	3,454,693
Impairment of deposit of investment	-	1,217,475
Depreciation	28,146	27,414
Loss on disposal of fixed assets	1,869	1,820
Loss on disposal of an associated company	934,428	-
Written off of loan receivables	-	49,818
Equity in loss (earnings) of associated companies	1,408,777	3,398
Issuance of common stock in exchange for services	-	-
Bad debts written off	-	-
Minority interests	(3,404,243)	(17,209)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Accounts receivable, net	4,346,669	(3,916,275)
Inventories	(69,426)	(150,290)
Deposits, prepayment and other receivable	(1,434,841)	(1,403,102)
Short-term loan	-	(31,581)
Accounts payables	3,893,506	3,825,757
Accrued liabilities and other payable	615,185	613,485
Customers deposits	(66,562)	(11,622)
Deferred revenue	-	(14,556)
Business and other taxes payable	(1,185,060)	(24,471)

Net cash used in operating activities	$1,977,901	$(1,847,972)

Cash flows from investing activities
Acquisition of plant and equipment	$(27,312)	$(26,601)
Acquisition of intangible asset	-	-
Increase in short-term investment	(3,666,248)	-
Increase in note receivables	(70,615)
Deposit of investment	-	(1,363,572)

Net cash used in investing activities	$(3,764,175)	$(1,390,173)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Original	Restated
	For the year ended June 30,
ITEMS	2007	2007

Cash flows from financing activities
Advances from related parties	$160,000	$155,837
Redemption of common stocks	(805,215)	(790,594)
Proceeds from issuance and redemption of common
stocks, net	3,104,000	3,104,000
Restricted cash	-	(295,627)

Net cash provided by financing activities	$2,458,785	$2,173,616

Net (decrease) increase in cash and cash equivalents	$672,511	$(1,064,529)

Effect of foreign currency translation on cash and cash equivalents	(531,142)	902,373

Cash and cash equivalents–beginning of year	692,624	692,624

Cash and cash equivalents–end of year	$833,993	$530,468

	Original	Restated
For the year ended June 30,
	2007	2007
Supplementary cash flow information:
Tax paid	$-	$-
Interest paid	-	-

As a result of the restatement, the net cash provided by operating activities for the year ended June 30, 2007 decreased by $3,825,873 from $1,977,901 as originally reported, to ($1,847,972); net cash used in investing activities decreased by $2,374,002 from ($3,764,175) as originally reported,, to ($1,390,173); net cash provided by financing activities decrease by $2,851,69 from $2,458,785 as originally reported, to $2,173,616; and the effect of foreign currency translation on cash and cash equivalents was increased by $1,594,997 from ($531,142) as originally reported, to $902,373. The cash and cash equivalents at end of year was decreased by $303,525 from $833,993 as originally reported, to $530,468 owing to the reclassification of cash and cash equivalents to restricted cash.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMOST CORPORATION

By: /s/ Rocky Wulianghai
Rocky Wulianghai
President and Chief Executive Officer

By: /s/ Thomas Lee
Thomas Lee
Chief Financial Officer

Dated:   November 6, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date: November 6, 2008

/s/ Fred Peck	Director
Fred Peck

/s/ Chia Hsun Wu	Director
Chia Hsun Wu

/s/ Hiroshi Shinohara	Director
Hiroshi Shinohara

/s/ Rocky Wulianghai	Director, President and Chief Executive Officer
Rocky Wulianghai