Form 10-Q
period 2008-09-30
INTERMOST CORP
filed 2008-11-14
CIK 1088312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission file number:  000-30430
________________

INTERMOST CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming	87-0418721
(State or other jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

Suite 5204, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong	000000
(Address of principal executive offices)	(Zip Code)

852-2827-6898
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 213,281,873 shares of common stock as of October 30, 2008.

Transitional Small Business Disclosure Format (check one).  Yes ☐  No ☒

TABLE OF CONTENTS

PART I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance sheets (Unaudited) as of June 30, 2008 and September 30, 2008	2
	Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2008 and September 30, 2007	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2008 and September 30, 2007	4
	Notes to Condensed Consolidated Financial Statements for the three months ended September 30, 2008 and September 30, 2007	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	12
Item 3.	Controls and Procedures	21

PART II.	Other Information

Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	33
Item 6.	Exhibits	24
	Risk Factors	25
	Signatures	28

ITEM 1.  FINANCIAL STATEMENTS.

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept 30, 2008	June 30, 2008
ASSETS	USD	USD
Current Assets
Cash and cash equivalents	599,680	640,200
Accounts receivable, net	3,845,069	3,949,653
Inventories	0	0
Deposits, prepayments and other receivables	1,038,984	1,318,880
Deposit of investment	0	0
Short-term loan	673,834	670,288
Short-term investment	0	0

Total current assets	6,157,567	6,579,021

Other Assets
Restricted cash	314,873	313,732
Unlisted investment	940,477	937,363
Plant and equipment, net	174,751	74,568
Intangible assets, net	14,864	16,365
Investment in an associated company	1,263,320	1,258,742

TOTAL ASSETS	8,865,852	9,179,791

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	3,361,654	3,353,240
Accrued liabilities and other payable	741,625	759,353
Customer deposits	84,931	83,999
Advance from a shareholder	64,435	159,600
Advance from a related company	476,901	475,173
Business and other taxes payable	490	1,047

Total current liabilities	4,730,036	4,832,412

Minority interests	11,452	12,418

STOCKHOLDERS' EQUITY
Preferred stock, par value US$0.001 per share
Authorized - 5,000,000 shares
Issued and outstanding - None
Common stock, par value US$0.001 per share
Authorized - 5000,000,000 shares
Issued and outstanding - 215,370,278 shares	213,282	213,282
at June 30, 2007 and Sept 30, 2007
Treasury stock	0	0
Additional paid-in capital	24,843,131	24,843,131
Accumulated deficit	(21,076,030)	(20,846,563)
Accumulated other comprehensive loss	143,981	125,111
	4,124,364	4,334,961
TOTAL LIABILITIES, MINORITY INTERESTS AND
STOCKHOLDERS' EQUITY	8,865,852	9,179,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended Sept 30,
	2008	2007
		(restated)
		USD
Net revenue	520	7,598
Cost of revenues	(92)	(36,965)
Gross profit	428	(29,367)
Costs and expenses:
Selling, general and administrative expenses	(246,605)	(173,122)
Impairment of goodwill		0
Exchange differences	1,058	0
Amortization of intangible assets	(652)	(832)
Total costs and expenses	(246,199)	(173,954)

Loss from operations	(245,771)	(203,321)
Interest income	2,623	8,025
Loan interest income	14,710	16,244
Investment income (loss)	0	0
Other income (loss), net	(2,057)	0
Loss before income taxes, minority interests
and equity in earnings of associated companies	(230,495)	(179,052)
Income taxes	0	0
Loss before minority interests and equity in
earnings of associated companies	(230,495)	(179,052)
Minority interests	1,028	4
Loss before equity in earnings of
associated companies	(229,467)	(179,048)
Equity in earnings of associated companies	0	0

Loss before extra-ordinary items	(229,467)	(179,048)
Loss on closing a subsidiary company	0	0

Net loss	(229,467)	(179,048)

Net loss per common share-basic and diluted	(0.001)	(0.001)

Weighted average number of common shares
outstanding-basic and diluted	213,281,873	215,370,278

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended Sept 30,
	2008	2007
		(restated)
	USD	USD
Cash flows from operating activites
Net loss	(229,467)	(179,048)
Impairment of goodwill		0
Amortization of intangible assets	652	832
Equity in earnings of associated companies		0
Loss on disposal of a subsidiary		0
Depreciation	20,442	6,125
Minority interests	(1,028)	11,593
Increase (decrease) in operating assets-
Accounts receivables	120,928	18,685
Inventories		(3,101)
Deposits, prepayments and other receivables	194,699	98,610
Increase (decrease) in operating liabilities-
Accounts payable	(3,843)	(24,826)
Accrued liabilities	(20,830)	(11,121)
Cutomer deposits		1,505
Deferred revenue	15	(1,424)
Business taxes and government surcharges payable	53	211
Net cash generated from/(used in) operating activities	81,621	(81,959)
Cash flows from investing activities
Acquisition of plant and equipment	(122,017)	0
Increase n short term investment	0
Increase (decrease) in short term loan	(1,127)	(2,896)
Net cash used in investing activities	(123,144)	(2,896)
Cash flows from financing activities
Increase in security bond	0	0
Advances from related parties	(97,339)
Net proceeds from issuance of common stock	0	0
Net cash used in financing activities	(97,339)

Cash and cash equivalents
Net increase (decrease)	(138,862)	(84,855)
Accumulated other comprehensive loss	98,342	(7,314)
Balance at beginning of period	640,200	530,468
Balance at end of period	599,680	438,299

Supplemental cash flow information:
Cash paid for interest	0	0
Cash paid for income taxes	0	0
Non-cash investing and financing activities:
Receivable from issuance of common stock	0	0
Issuance of reserved common stock	0	0
Issuance of common stock for service	0	0
Acquisition of associated companies	0	0
Acquisition of subsidiaries:
Non-cash assets acquired	0	0
Liabilities assumed in acquisition	0	0
Issuance of common stock for service	0	0

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED SEPT 30, 2008 AND 2007

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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2008, the results of operations for the three months ended September 30, 2008 and 2007, and the cash flows for the three months ended September 30, 2008 and 2007. The balance sheet as of June 30, 2008 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2008.

2.  NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the three months ended September 30, 2008 and 2007. Accordingly, basic and diluted earnings per share are the same for all periods presented.

3.  FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in Renminbi (“Rmb”), the currency of the People’s Republic of China (the “PRC”). The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb6.8469 to US$1.00. The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss.

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Rmb continuously appreciated to Rmb6.8718 for US$1 at June 30, 2008. And the Rmb further appreciated to Rmb6.8469 for US$1 at this quarter ended September 30, 2008.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

For the purposes of financial statements presentation, the United States dollars equivalents of the all numbers are translated at the rate of USD$1 to Rmb6.8469.

4.  STOCK-BASED COMPENSATION

The Company may periodically issue shares of common stock for services rendered or for financing costs. The Company may also periodically issue shares of common stock in conjunction with the acquisition of an, all or a portion of the equity interest in a business. The shares of common stock vest immediately on issuance and are not subject to any redemption rights.

The value of the shares of common stock issued for accounting purposes is based on the market price of the shares at the date of the transaction or on the fair value of the services rendered or net assets acquired, whichever is more determinable, based on the specific facts and circumstances of each transaction. The Company did not issue any stock during the three-month period ended September 30, 2008 for any services rendered or assets acquired.

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

The Company did not have any stock options outstanding during the period ended September 30, 2008. Accordingly, no pro forma financial disclosure is provided herein.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have a material impact on the Company’s financial statements.

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

On January 1, 1994, the PRC government introduced a single rate of exchange of Renminbi ("Rmb") against United States Dollar (“US$”) as quoted daily by the People’s Bank of China (the "Unified Exchange Rate"). On July 21, 2006, the Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure from the United States. The Peoples Bank of China also announced that the Renminbi would be pegged to a basket of foreign currencies, rather than being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. No representation is made that the Rmb amounts have been, or could be, converted into US$ at that rate. This quotation of exchange rates does not imply free convertibility of Rmb to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

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

The  Company’s key consolidated subsidiaries organized in the PRC  (ChinaE.com E-Commerce Co. Ltd., IMOT Information Technology (Shenzhen) Ltd., ChinaE.com Technology (Shenzhen) Ltd., Intermost Focus Advertising Company Ltd., and ChinaE.com Investment Consultant (Shenzhen) Limited) are subject to PRC enterprise income taxes at a rate of 15%.

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
Shenzhen International Hi-Tech Property Right Exchange Centre
Hainan Special Economic Zone Property Rights Exchange Centre

9.  SEGMENT INFORMATION

The Company adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” in respect of its operating segments.  The Company currently operates in four principle business segments which are: E-Commerce solutions and Consulting. E-Commerce Solutions comprises revenue from web-site development contracts and maintenance contracts.  The Consulting segment comprises services rendered for provision of information on property exchange matters.

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered; as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc.   Segment information for the three months period ended September 30, 2008 is as follows:

(a)  Net revenues:

	Three Months Ended September 30, 2008
	Rmb’000	US$’000
E-commerce solutions	4	1
Consulting	-	-

	4	1

(b)  Net loss before equity in earnings of associated companies:

	Three Months Ended September 30, 2008
	Rmb’000	US$’000

E-commerce solutions	(764)	(113)
Consulting	(198)	(29)
Corporate	(583)	(87)
	(1,545)	(229)

(c)  Assets:

	As of September 30, 2008
	Rmb’000	US$’000
E-commerce solutions	6,149	895
Consulting	131	19
VOIP call minutes	30,228	4,399
Corporate	24,196	3,521
	60,704	8,834

Substantially all of the Company's identifiable assets are located in the PRC.

(d)  Other items:

	Three Months Ended September 30, 2008
	Rmb’000	US$’000
Depreciation:
E-commerce solutions	128	19
Consulting	0	0
Corporate expenses	10	1
	137	20

There was fixed expenditure for fixed assets $122K during the three months ended September 30, 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements contained in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that there will be no material adverse change in our operations or business, that we will meet success in marketing and selling our products, and that we will be able to continue to attract and retain skilled employees necessary for our business, among other things.  The foregoing assumptions are based on judgments with respect to, among other things, information available to our, future economic, competitive and market conditions and future business decisions.  All of these assumptions are difficult or impossible to predict accurately and many are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by our business and operations, which could cause our financial performance to vary markedly from prior results, or results contemplated by the forward-looking statements. Such risks include failure of the our technology or products to work as anticipated, failure to develop commercially viable products or services from our technology, delays or failure in financing efforts, delays in or lack of market acceptance, failure to recruit adequate personnel, and problems with protection of intellectual property, among others. The words “believe,” “estimate,” “expect,” “intend,” “anticipate” “should”, “could”, “may”, “plan” and similar expressions and variations thereof identify some of these forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter our capital investment and other expenditures, which may also adversely affect our results of operations. In light of significant uncertainties inherent in forward-looking information included in this Quarterly Report on Form 10-Q, the inclusion of such information should not be regarded as a representation by us that our objectives or plans will be achieved. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

On January 1, 1994, the PRC government introduced a single rate of exchange of Renminbi (“Rmb”) against United States Dollar ("US$") as quoted daily by the People's Bank of China (the “Unified Exchange Rate”). On July 21, 2006, Rmb was revalued from Rmb 8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Peoples Bank of China also announced that the Renminbi would be pegged to a basket of foreign currencies, rather than being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. No representation is made that the Rmb amounts have been, or could be, converted into US$ at that rate. This quotation of exchange rates does not imply free convertibility of Rmb to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

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

Income Taxes

The Company records a valuation allowance to reduce its deferred tax assets derived from operating loss of certain subsidiaries in the PRC to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made. The adoption of FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” is not expected to have a material impact on the Company’s consolidated financial statements.

Results of Operations - Three Months Ended September 30, 2008 and 2007

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the three months ended September 30, 2008 consisted primarily from ChinaE.com Tech, which provide e-commerce solutions. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	Net Revenue		Net Revenue
	2008	2008	2007	2007
3 months ended September 30	USD'000%		USD'000%

E-commerce solutions	1	100%	7	100%
Consulting	0	0%	-	0%
	1	100%	7	100%

Total net revenues decreased by 86% to $1K during the three months ended September 30, 2008, as compared to $7K during the three months ended September 30, 2007. The decrease in total net revenues was primarily due to the decrease in sales of E-commerce solutions.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	Cost of Revenue		Cost of Revenue
	2008	2008	2007	2007
3 months ended September 30	USD'000%		USD'000%

Salaries of technicians / engineers	0	0%	25	357%
Depreciation	0	0%	5	71%
Others	0	0%	7	100%
	0	-	37	528%

Cost of revenues decreased by 100% to $0K for the three months ended September 30, 2008, as compared to $37K during the three months ended September 30, 2007.

The principal components of cost of revenues during the three months ended September 30, 2008 were the trace amounts paid for engineer and technician salaries, other costs associated with engineering and technical staff support, and depreciation of equipment utilized in connection with the Company's operations.

The decrease in costs of revenues in 2008 as compared to 2007 was principally attributable to the decrease in sales volume of the Company's e-commerce solutions.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	SG&A Expenses		SG&A Expenses
	2008	2008	2007	2007
3 months ended September 30	USD'000%		USD'000%

Sales & Marketing salaries & commissions	38	3800%	34	486%
Advertising & other sales & marketing expenses	15	1500%	4	57%
Rentals	21	2100%	15	214%
Administrative salaries	74	7400%	67	957%
Corporate overhead	99	9900%	53	757%
	247	24700%	173	2471%

For the three months ended September 30, 2008, SG&A expense increased by 43% to $247K, as compared to $173K for the three months ended September 30, 2007.

The increase in SG&A expense in 2008 as compared to 2007 was principally the movement of PRC office to the new location and the recruitment of staff in E-commerce solutions business.

Income Taxes

There was no income tax for both the three months ended September 30, 2008 and the three months ended September 30, 2007.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income of the Company’s non-wholly-owned subsidiaries. The balance is derived from Intermost Focus Advertising Co.

Net Income (Loss)

The Company had net loss of $229K during the three months ended September 30, 2008, as compared to a net income of $179K during the three months ended September 30, 2007.

Liquidity and Capital Resources – September 30, 2008

At September 30, 2008, the Company had cash and cash equivalents of $600K and working capital of $1,428K, as compared to $438K of cash and cash equivalents and $2,401K of working capital at September 30, 2007.

Net cash generated from operating activities was $82K for the three months ended September 30, 2008, as compared to net cash used in operating activities of $82K for the three months ended September 30, 2007.  The net cash generated from operating activities in 2008 is mainly from the $200K deposit received from the exit settlement agreement of Golden Anke signed on Aug 11, 2008 and there was no such special receipt in 2007.

Net cash used in investing activities was $123K for the three months ended September 30, 2008, mainly consisting of an increase in additions of fixed assets. Net cash used in investing activities was $3K for the three months ended September 30, 2007.

Net cash used in financing activities was $97K for the three months ended September 30, 2008, was mainly attributable to the partial loan settlement due to a related company.  Net cash used in financing activities was $0 for three months ended September 30, 2007.

The Company continues to evaluate various opportunities to improve the operating performance of the Company’s businesses and to invest in or acquire other types of businesses.

Principal Commitments

At September 30, 2007, the Company has operating lease agreements for office premises, which are expiring in February 2011. The Company does not have any material commitments for capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at September 30, 2008.

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
Shenzhen International Hi-Tech Property Right Exchange Centre
Hainan Special Economic Zone Property Rights Exchange Centre

RISK FACTORS

In addition to other information in this Form 10-Q, including many risks presented in our Management’s Discussion and Analysis, the following risk factors should be carefully considered in evaluating our business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control.  The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition.  As a result of the risk factors set forth below and elsewhere in this 10-Q, the risks identified in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

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

Owing to the above mentioned impairment, the Company will restate the audited financial statements as of and for the year ended June 30, 2007 by filing amendments to the Form 10-KSB for the year ended June 30, 2007 and to the Form 10-Q for the period ended December 31, 2007 and March 31, 2008 as soon as practicable.

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

ITEM 3.  CONTROLS AND PROCEDURES.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon and as of the date of that evaluation, the Company’s principal executive and financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are a party to the following legal proceeding:

- Hainan Concord Financial Products Co., Ltd.

On December 11, 2004, the Company’s wholly subsidiary, IMOT Information Technology (Shenzhen) Ltd. (“IMOT Technology”) entered into a stock exchange agreement and a profit guarantee agreement (respectively, the “Stock Swap Agreement” & “Profit Guarantee Agreement”) with Guangzhou Di Tai Communication Co. Ltd & Mr. Zai (collectively “Sellers”).  The Stock Swap Agreement called for the Company to ultimately issue 5,000,000 shares of common stock in January 2005 in exchange for 80% of the issued and outstanding capital of Hainan Financial Products Development Co., Ltd (“Hainan Financial Products”).  Under the Profit Guarantee Agreement, the Sellers guaranteed that the net profit after taxation of Hainan Financial Products for the year ended December 31, 2005 would not be less than Rmb 5,000,000.  On February 7, 2005, the Sellers received stock certificates representing 3,000,000 shares of common stock of the Company from IMOT Technology.  In late 2006, IMOT Technology discovered that the profit requirement of Rmb 5,000,000 of Hainan Financial Products had not been met and that Hainan Financial Products was a shelf company without any registered capital.

In accordance with the terms of Stock Swap Agreement, any dispute in a deadlock situation should be referred to an Arbitration tribunal in Shenzhen to be resolved.  As such, IMOT Technology and the Company decided to refer the dispute (“the Dispute”) and apply to the China International Economic and Trade Arbitration Commission, South China Sub-Commission in Shenzhen (“Arbitration Commission”).  On December 20, 2006, the Arbitration Commission approved the application.  Under the application, IMOT Technology and the Company were named as joint applicants (“the Applicants”); and the Sellers together with the Hainan Special Economic Zone Property Rights Exchange Centre and a securities-broker in Hainan province as respondents (“the Respondents”).  The three orders sought under this arbitration include rescission of Share Swap Agreement and Profit Guarantee Agreement; return of 3,000,000 shares of common stock of the Company by the Sellers to the Applicants; and to have all the legal costs and other costs incurred in this arbitration to be reimbursed or born by the Sellers.  The share certificate representing the remaining 2,000,000 shares of common stock is currently in the custody of IMOT Technology.

The Respondents at the same time also applied to a court in Haikou of the Hainan province to request that the Dispute be handled by the court.  On April 29, 2007, this court ruled that the Dispute could be subject to its jurisdiction.  IMOT Technology appealed to the Haikou Intermediate Court arguing that the dispute should be under the jurisdiction of the Arbitration Commission.  On August 16, the Haikou Intermediate Court made a final decision that the Dispute should be under the jurisdiction of the Arbitration Commission. On January 24, 2008, the Arbitration Commission had issued a verdict to state that the Stock Swap Agreement was invalid and the Respondents should return all IMOT shares to the Applicant.  The Respondents appealed to the Shenzhen Intermediate Court arguing that the verdict made by the Arbitration Commission should be rescinded, and the Shenzhen Intermediate Court held a trial on November 5, 2008.  The decision should be forthcoming.

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

10.6	Distributorship Agreement dated November 28, 2002 between KanHan Technologies Limited and ChinaE.com Information Technology Ltd. (7)
10.7	Intermost Corporation 2003 Equity Incentive Plan (8)
10.8	Joint Venture Agreement among Intermost Corporation and Entities and/or Individuals Collectively Referred to as “Investors.” (9)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to the respective exhibits filed with the Registrant’s 10-KSB Amendment filed with the SEC on October 15, 2004
(2)	Incorporated by reference to the respective exhibits filed with Registrant’s Registration Statement on Form 10-SB (Commission File No. 0-30430).
(3)	Incorporated by reference to the respective exhibits filed with the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.

(4)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2003.
(5)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2004.
(6)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2004.
(7)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2003.
(8)	Incorporated by reference to the exhibit filed with the Registrant’s Proxy Statement filed with the SEC on January 6, 2004.
(9)	Incorporated by reference to the exhibit filed with the Registrant’s 10-KSB with the SEC on November 7, 2008.
*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2008		INTERMOST CORPORATION

	By:	/s/ Rocky Wulianghai
Rocky Wulianghai
President and Chief Executive Officer

	By:	/s/ Thomas Lee
Thomas Lee
Chief Financial Officer