Form 10-Q/A
period 2007-09-30
INTERMOST CORP
filed 2008-12-02
CIK 1088312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission File Number:  000-30430
________________

INTERMOST CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming	87-0418721
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

Suite 5204, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong
(Address of principal executive offices)	(Zip Code)

011-86-755-8221-0238
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large acelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  ++215,370,278 shares of common stock as of November 4, 2007.

EXPLANATORY NOTE

Intermost Corporation (the “Company”) is filing this Amendment No. 1 on Form 10Q/A to its Quarterly Report on Form 10-QSB for the three months ended September 30, 2007, as filed with the Securities and Exchange Commission on November 14, 2007 to (a) amend and restate (i) PART I, Item 1, Financial Statements and restate the financial statements of the Company as of September 30, 2007 and the three months then ended, (ii) Item 2, Management Discussion Analysis or Plan of Operations, and (iii) PART II, Item 1, Legal Proceedings; and (b) file as exhibits hereto currently dated certifications from our Principal Executive Officer and Principal Financial Officer.  Only the amended Items, financial statements and updated exhibits are being filed herewith. The restatement of the financial statements includes adjustments resulting from our restatement of the Company’s financial statements for the year ended June 30, 2007, adjustments to the Company’s disposal of subsidiary companies and the consolidation of the other Company’s subsidiaries. No other changes are being effected by this filing.  Therefore, information not affected by this amendment is unchanged and reflects the disclosures made at the time of the original filing.

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept 30, 2007	June 30, 2007
	(unaudited)
	(restated)	(restated)
ASSETS	USD	USD
Current Assets
Cash and cash equivalents	438,299	530,468
Accounts receivable, net	4,066,438	4,085,123
Inventories	199,047	195,946
Deposits, prepayments and other receivables	1,476,064	1,538,435
Deposit of investment	150,000	150,000
Short-term loan	673,659	670,763
Short-term investment	373,909	368,083

Total current assets	7,377,416	7,538,818

Other Assets
Restricted cash	303,525	303,525
Unlisted investment	907,669	893,526
Property and equipment, net	46,098	51,414
Intangible assets, net	19,253	20,354
Investment in an associated company	1,152,388	1,134,433

TOTAL ASSETS	9,806,349	9,942,070

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	3,903,138	3,927,964
Accrued liabilities and other payable	807,294	792,560
Customer deposits	96,545	105,708
Deferred revenue	9,244	0
Advance from shareholder	160,000	160,000

Total current liabilities	4,976,221	4,986,232

Minority interests	271,269	267,046

STOCKHOLDERS' EQUITY
Preferred stock, par value US$0.001 per share
Authorized - 5,000,000 shares
Issued and outstanding - None
Common stock, par value US$0.001 per share
Authorized - 5000,000,000 shares
Issued and outstanding - 215,370,278 shares	215,371	215,371
at June 30, 2007 and Sept 30, 2007
Treasury stock	(8,970)	(8,970)
Additional paid-in capital	24,216,705	24,216,705
Accumulated deficit	(19,468,557)	(19,289,509)
Accumulated other comprehensive loss	(395,690)	(444,805)
	4,558,859	4,688,792
TOTAL LIABILITIES, MINORITY INTERESTS AND
STOCKHOLDERS' EQUITY	9,806,349	9,942,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended Sept 30,
	2007	2006
	(restated)
	USD	USD
Net revenue	7,598	280,399
Cost of revenues	(36,965)	(260,767)
Gross profit	(29,367)	19,632
Costs and expenses:
Selling, general and administrative expenses	(173,122)	(347,001)
Impairment of goodwill	0	(896,725)
Exchange differences	0	0
Amortization of intangible assets	(832)	(8,034)
Total costs and expenses	(173,954)	(1,251,760)

Loss from operations	(203,321)	(1,232,128)
Interest income	8,025	1,823
Loan interest income	16,244	11,837
Investment income (loss)	0	(3,509)
Other income, net	0	(62)
Loss before income taxes, minority interests
and equity in earnings of associated companies	(179,052)	(1,222,039)
Income taxes	0	(5,264)
Loss before minority interests and equity in
earnings of associated companies	(179,052)	(1,227,303)
Minority interests	4	1,277
Loss before equity in earnings of
associated companies	(179,048)	(1,226,026)
Equity in earnings of associated companies	0	(3,280)

Loss before extra-ordinary items	(179,048)	(1,229,306)
Loss on closing a subsidiary company	0	0

Net loss	(179,048)	(1,229,306)

Net loss per common share-basic and diluted	(0.001)	(0.008)

Weighted average number of common shares
outstanding-basic and diluted	215,370,278	153,290,278

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended Sept 30,
	2007	2006
	(restated)
	USD	USD
Cash flows from operating activites
Net loss	(179,048)	(1,229,306)
Impairment of goodwill	0	896,725
Amortization of intangible assets	832	8,034
Equity in earnings of associated companies	0	3,280
Loss on disposal of a subsidiary	0	0
Depreciation	6,125	7,354
Minority interests	11,593	(1,277)
Increase (decrease) in operating assets-
Accounts receivables	18,685	2,288,680
Inventories	(3,101)	(159,730)
Deposits, prepayments and other receivables	98,610	(2,282,739)
Increase (decrease) in operating liabilities-
Accounts payable	(24,826)	4,936
Accrued liabilities	(11,121)	484,341
Cutomer deposits	1,505	8,508
Deferred revenue	(1,424)	(8,919)
Business taxes and government surcharges payable	211	(14,301)
Net cash used in operating activities	(81,959)	5,586
Cash flows from investing activities
Acquisition of plant and equipment	0	(14,895)
Increase (decrease) in short term loan	(2,896)	600,148
Net cash provided by investing activities	(2,896)	585,253
Cash flows from financing activities
Increase in security bond	0	(1,000,000)
Net proceeds from issuance of common stock	0	1,000,000
Net cash provided by financing activities		0

Cash and cash equivalents
Net increase (decrease)	(84,855)	590,839
Accumulated other comprehensive loss	(7,314)	0
Balance at beginning of period	530,468	692,624
Balance at end of period	438,299	1,283,463

Supplemental cash flow information:
Cash paid for interest	0	0
Cash paid for income taxes	0	0
Non-cash investing and financing activities:
Receivable from issuance of common stock	0	0
Issuance of reserved common stock	0	0
Issuance of common stock for service	0	0
Acquisition of associated companies	0	0
Acquisition of subsidiaries:
Non-cash assets acquired	0	0
Liabilities assumed in acquisition	0	0
Issuance of common stock for service	0	0

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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 31, 2007, the results of operations for the three months ended September 30, 2007 and 2006, and the cash flows for the three months ended September 30, 2007 and 2006. The balance sheet as of June 30, 2007 is derived from the Company’s audited financial statements included in the Company’s Annual Report, as amended on Form 10-KSB/A for the fiscal year ended June 30, 2007.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report, as amended on Form 10-KSB/A for the fiscal year ended June 30, 2007, as filed with the Securities and Exchange Commission.

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

5.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 - Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for tax positions. Interpretation No. 48 requires the use of 1 two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions including a roll-forward of tax benefits taken that do not qualify for financial statement recognition. The provisions of FIN 48 becomes effective for the Company on July 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The adoption of FIN 48 is not expected to have a material impact on its financial position, cash flows, and results of operations.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. Statement No. 157 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. We are required to apply the provision of Statement No. 157 prospectively as of July 1, 2008, and recognize any transition adjustment as a cumulative-effect adjustment to the opening balance of retained earnings. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure any financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement No. 159 will be effective for the Company on July 1, 2008. The adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

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

8.  CONCENTRATION

On August 10, 2004, we purchased 51% of the issued and outstanding shares of Golden Anke Technology Ltd. (“Golden Anke”) from two of its shareholders, Tu Guoshen and Li Zhiquan, to IMOT Technology for $3.24 million, payable by issuance of 12 million shares of our common stock.  The value of our common stock was determined by applying a 20% discount to the average closing price during the period from January 20 to March 19, 2004.  On or about February 15, 2007 we sold approximately two percent (2%) of the outstanding shares in Golden Anke to an unaffiliated minority stockholder so that this minority stockholder could seek an independent listing of Golden Anke on a UK exchange, thus reducing our ownership from approximately 51% to approximately 49%.  We recently discovered that GATL is no longer seeking a public listing and negotiated an exit settlement under which they will buy back our 49% ownership interest for US$1 million.  This investment was treated as “Impairment of Associated Company” in our annual report, as amended under cover of form 10-KSB/A for the fiscal year ended June 30, 2007.

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

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered; as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc. Except for the customers of VOIP call minutes, all of the other customers are located in the PRC. As such, no geographical Segment information is presented. Segment information for the three months period ended September 30, 2007 is as follows:

(a)  Net revenues:

	Three Months Ended September 30, 2007
	Rmb’000	US$’000
E-commerce solutions	54	7
VOIP call minutes	3	-
Photographic business	-	-
Digital security imaging system	-	-
	57	7

(b)  Net loss before equity in earnings of associated companies:

	Three Months Ended September 30, 2007
	Rmb’000	US$’000

E-commerce solutions	(596)	(79)
Consulting	-	-
Photographic business	-	-
VOIP call minutes	11	2
Digital security imaging system	-	-
Corporate	(769)	(102)
	(1,354)	(179)

(c)  Assets:

	As at September 30, 2007
	Rmb’000	US$’000
E-commerce solutions	737	98
Consulting	3,375	450
Digital security imaging system	-	-
Photographic business	1,984	264
VOIP call minutes	36,937	4,921
Corporate	30,425	4,073
	73,458	9,806

Substantially all of the Company's identifiable assets are located in the PRC.

(d)  Other items:

	Three Months Ended September 30, 2007
	Rmb’000	US$’000
Depreciation:
E-commerce solutions	44	6
Consulting	0	0
Corporate expenses	2	0
	46	6

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

On January 1, 1994, the PRC government introduced a single rate of exchange of Renminbi (“Rmb”) against United States Dollar (“US$”) as quoted daily by the People's Bank of China (the “Unified Exchange Rate”). On July 21, 2006, Rmb was revalued from Rmb 8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Peoples Bank of China also announced that the Renminbi would be pegged to a basket of foreign currencies, rather than being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. No representation is made that the Rmb amounts have been, or could be, converted into US$ at that rate. This quotation of exchange rates does not imply free convertibility of Rmb to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

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

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	Cost of Revenue		Cost of Revenue
	2006	2006	2007	2007
3 months ended September 30	USD'000%		USD'000%

Salaries of technicians / engineers	32	12%	25	67%
Sale of photographic equipments	2	1%	0	0%
Sale of digital security imaging equipments	213	81%	0	0%
Depreciation	4	2%	5	14%
VOIP	0	0%	0	0%
Others	10	4%	7	19%
	261	100%	37	100%

Cost of revenues decreased by 99% to $37K or 96% of net revenues for the three months ended September 30, 2007, as compared to $261K during the three months ended September 30, 2006.

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

Net Income (Loss)

The Company had net loss of $179K during the three months ended September 30, 2007, as compared to a net income of $1,229K during the three months ended September 30, 2006.

Liquidity and Capital Resources – September 30, 2007

At September 30, 2007, the Company had cash and cash equivalents of $ 742K and working capital of $2,704K, as compared to $1,283K of cash and cash equivalents and $11,302K of working capital at September 30, 2006.

Net cash used in operating activities was $82K for the three months ended September 30, 2007, as compared to net cash used in operating activities of $6K for the three months ended September 30, 2006. The decrease in net cash provided by operating activities in 2007 as compared to 2006 is reflected in the disposal of a subsidiary.

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

Restatements

The Company received a comment letter from the Office of the Chief Accountant of the Division of Corporation Finance of SEC regarding certain disclosures in the Company’s financial statements for the year ended June 30, 2007. The Company could not reach the original auditor for assistance. Therefore, it determined to re-do the 2007 audit and restate the financial statements.  The change of balance sheet figures and retained earnings had affected the quarterly reporting for Sept 30, 2007.  The effects of the restatements are shown in the following tables.

CONSOLIDATED BALANCE SHEET (Unaudited)

	Original	Restated
	Sept 30
ITEMS	2007	2007
Current Assets
Cash and cash equivalents	741,824	438,299
Accounts receivable, net	4,066,438	4,066,438
Inventories	199,047	199,047
Deposits, prepayments and other receivables	2,196,117	1,476,064
Deposit of investment	0	150,000
Short-term loan	673,659	673,659
Short-term investment	373,909	373,909

Total current assets	8,250,994	7,377,416

Other Assets
Restricted cash	0	303,525
Unlisted investment	907,669	907,669
Property and equipment, net	46,098	46,098
Intangible assets, net	19,253	19,253
Investment in an associated company	6,605,320	1,152,388

TOTAL ASSETS	15,829,334	9,806,349

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	3,903,138	3,903,138
Accrued liabilities and other payable	967,294	807,294
Customer deposits	96,545	96,545
Deferred revenue	9,244	9,244
Advance from shareholder	0	160,000

Total current liabilities	4,976,221	4,976,221

Minority interests	744,355	271,269

STOCKHOLDERS' EQUITY
Preferred stock, par value US$0.001 per share
Authorized - 5,000,000 shares
Issued and outstanding - None
Common stock, par value US$0.001 per share
Authorized - 5000,000,000 shares
Issued and outstanding - 215,370,278 shares	215,371	215,371
at June 30, 2007 and Sept 30, 2007
Treasury stock	(8,970)	(8,970)
Additional paid-in capital	23,235,236	24,216,705
Accumulated deficit	(14,710,902)	(19,468,557)
Accumulated other comprehensive loss	1,378,023	(395,690)
	10,108,758	4,558,859
TOTAL LIABILITIES, MINORITY INTERESTS AND
STOCKHOLDERS' EQUITY	15,829,334	9,806,349

As a result of the restatement of our consolidated balance sheet as of Sept 30, 2007, total assets decreased from $15,829,334 as originally reported, to $9,780,705, a decrease of $6,022,985. The decrease of total assets was derived from a decrease of $303,525 in cash and cash equivalents, a decrease of $720,053 in deposits, prepayments and other receivables, an increase of $150,000 for deposit of investment, a decrease of $5,452,932 for investments in associated companies, and an increase $303,525 in restricted cash. There were no changes in liabilities, but we reported a decrease of $160,000 in accrued liabilities and other payables and an increase of $160,000 for an advance from shareholder. The minority interest was decreased from $744,355 to $271,269, a $473,086 reduction. The corresponding changes in Stockholders’ equity were an increase of $981,469 in addition to a paid-in capital, increase of accumulated deficit in the amount of $4,757,655 and an increase of accumulated other comprehensive loss of $1,773,713 from $1,378,023 as originally reported, to ($395,690). The total stockholders’ equity was restated from $10,108,758 as originally reported, to $4,558,859, a decrease of $5,549,899. The total liabilities and stockholders’ equity were restated from $15,829,334 as originally reported, to $9,806,349, a decrease of $6,022,985

CONSOLIDATED BALANCE SHEET

	Original	Restated
	June 30
ITEMS	2007	2007
Current Assets
Cash and cash equivalents	833,993	530,468
Accounts receivable, net	4,085,123	4,085,123
Inventories	195,946	195,946
Deposits, prepayments and other receivables	2,269,083	1,538,435
Deposit of investment	0	150,000
Short-term loan	670,763	670,763
Short-term investment	368,083	368,083

Total current assets	8,422,991	7,538,818

Other Assets
Restricted cash	0	303,525
Unlisted investment	893,526	893,526
Property and equipment, net	51,414	51,414
Intangible assets, net	20,354	20,354
Investment in an associated company	6,497,267	1,134,433

TOTAL ASSETS	15,885,552	9,942,070

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	3,927,964	3,927,964
Accrued liabilities and other payable	792,560	792,560
Customer deposits	105,708	105,708
Advance from shareholder	160,000	160,000

Total current liabilities	4,986,232	4,986,232

Minority interests	732,762	267,046

STOCKHOLDERS' EQUITY
Preferred stock, par value US$0.001 per share
Authorized - 5,000,000 shares
Issued and outstanding - None
Common stock, par value US$0.001 per share
Authorized - 5000,000,000 shares
Issued and outstanding - 215,370,278 shares	215,371	215,371
at June 30, 2007 and Sept 30, 2007
Treasury stock	(8,970)	(8,970)
Additional paid-in capital	23,235,236	24,216,705
Accumulated deficit	(13,391,999)	(19,289,509)
Accumulated other comprehensive loss	116,920	(444,805)
	10,166,558	4,688,792
TOTAL LIABILITIES, MINORITY INTERESTS AND
STOCKHOLDERS' EQUITY	15,885,552	9,942,070

As a result of the restatement of our consolidated balance sheet as of June 30, 2007, total assets decreased from $15,885,552 as originally reported, to $9,942,070, a decrease of $5,943,482. The decrease of total assets was derived from a decrease of $303,525 in cash and cash equivalents, a decrease of $730,648 in deposit, prepayment and other receivables, an increase of $150,000 for deposit in investment, a decrease $5,362,834 investment in associated companies and an increase $303,525 in restricted cash. There were no changes in liabilities. The minority interest was decreased from $732,762 to $267,046, a $561,725 reduction. The corresponding changes in Stockholders’ equity were an increase of $981,469 in additional paid-in capital, an increase of accumulated deficit of $5,897,510 and a decrease of accumulated other comprehensive income of $561,725. The total stockholders’ equity was restated from $10,166,558 as originally reported, to $4,688,792, a decrease of $5,477,766. The total liabilities and stockholders’ equity were restated from $15,885,552 as originally reported, to $9,942,070, a decrease of $5,943,482.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Original	Restated
	Three months ended Sept 30
ITEMS	2007	2007

Net revenue	7,598	7,598
Cost of revenues	(36,965)	(36,965)
Gross profit	(29,367)	(29,367)
Costs and expenses:
Selling, general and administrative expenses	(173,122)	(173,122)
Impairment of goodwill	0	0
Exchange differences	0	0
Amortization of intangible assets	(832)	(832)
Total costs and expenses	(173,954)	(173,954)

Loss from operations	(203,321)	(203,321)
Interest income	8,025	8,025
Loan interest income	16,244	16,244
Investment income (loss)	0	0
Other income, net	0	0
Loss before income taxes, minority interests
and equity in earnings of associated companies	(179,052)	(179,052)
Income taxes	0	0
Loss before minority interests and equity in
earnings of associated companies	(179,052)	(179,052)
Minority interests	4	4
Loss before equity in earnings of
associated companies	(179,048)	(179,048)
Equity in earnings of associated companies	5,182	0

Loss before extra-ordinary items	(173,866)	(179,048)
Loss on closing a subsidiary company	(1,145,037)	0

Net loss	(1,318,903)	(179,048)

Net loss per common share-basic and diluted	(0.006)	(0.001)

Weighted average number of common shares
outstanding-basic and diluted	215,370,278	215,370,278

As a result of the restatement of our consolidated statement of operations for the three months ended Sept 30, 2007, total net loss decreased from $1,318,903 as originally reported, to $179,048, a decrease of $1,139,855. The decreased loss was composed of a decrease of $5,182 in equity in earnings of associated companies and a decrease of $1,145,037 loss on the closing of a subsidiary company.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Original	Restated
	Three months ended Sept 30
ITEMS	2007	2007
Cash flows from operating activites
Net loss	(173,866)	(179,048)
Impairment of goodwill	0	0
Amortization of intangible assets	832	832
Equity in earnings of associated companies	(5,182)	0
Loss on disposal of a subsidiary	(1,145,037)	0
Depreciation	6,125	6,125
Minority interests	11,593	11,593
Increase (decrease) in operating assets-
Accounts receivables	18,685	18,685
Inventories	(3,101)	(3,101)
Deposits, prepayments and other receivables	98,610	98,610
Increase (decrease) in operating liabilities-
Accounts payable	(24,826)	(24,826)
Accrued liabilities	(11,121)	(11,121)
Cutomer deposits	1,505	1,505
Deferred revenue	(1,424)	(1,424)
Business taxes and government surcharges payable	211	211
Net cash used in operating activities	(1,226,996)	(81,959)
Cash flows from investing activities
Acquisition of plant and equipment	0	0
Increase (decrease) in short term loan	(2,896)	(2,896)
Net cash used in investing activities	(2,896)	(2,896)
Cash flows from financing activities
Increase in security bond	0	0
Net proceeds from issuance of common stock	0	0
Net cash provided by financing activities	0

Cash and cash equivalents
Net increase (decrease)	(1,229,892)	(84,855)
Accumulated other comprehensive loss	1,137,723	(7,314)
Balance at beginning of period	833,993	530,468
Balance at end of period	741,824	438,299

Supplemental cash flow information:
Cash paid for interest	0	0
Cash paid for income taxes	0	0
Non-cash investing and financing activities:
Receivable from issuance of common stock	0	0
Issuance of reserved common stock	0	0
Issuance of common stock for service	0	0
Acquisition of associated companies	0	0
Acquisition of subsidiaries:
Non-cash assets acquired	0	0
Liabilities assumed in acquisition	0	0
Issuance of common stock for service	0	0

As a result of the restatement, the net cash used in operating activities for three months ended Sept 30, 2007 decreased by $1,145,037 from $1,226,996 as originally reported, to $81,959; no change in net cash used in investing activities; and the effect of foreign currency translation on cash and cash equivalents was increased by $1,145,037 from $1,137,723 as originally reported, to ($7,314). The cash and cash equivalents at year-end was decreased by $303,525 from $741,824 as originally reported, to $438,299 owing to the reclassification of cash and cash equivalents to restricted cash.

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

The Respondents at the same time also applied to a court in Haikou of the Hainan province to request that the Dispute be handled by the court.  On April 29, 2007, this court ruled that the Dispute could be subject to its jurisdiction.  IMOT Technology appealed to the Haikou Intermediate Court arguing that the dispute should be under the jurisdiction of the Arbitration Commission.  On August 16, the Haikou Intermediate Court made a final decision that the Dispute should be under the jurisdiction of the Arbitration Commission. For the subsequent development of this case, please refer to Page 13 of the 10-KSB filed on November 7, 2008

(2) Hainan Special Economic Zone Property Rights Exchange Centre

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

On January 24, 2007, Shanghai Hongkou District Court accepted the case.  Recently discovery was completed.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.1	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *32.2
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

SIGNATURES

In accordance with Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 25, 2008		INTERMOST CORPORATION

	By:	/s/ Rocky Wulianghai
Rocky Wulianghai
President and Chief Executive Officer

	By:	/s/ Thomas Lee
Thomas Lee
Chief Financial Officer