Form 10-Q/A
period 2007-12-31
INTERMOST CORP
filed 2008-12-02
CIK 1088312

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

EXPLANATORY NOTE

Intermost Corporation (the “Company”) is filing this Amendment No, 1 on Form 10-Q/A to its Quarterly Report on Form 10-QSB for the six months ended December 31, 2007, as filed with the Securities and Exchange Commission on February 11, 2008 to (a) amend and restate (i) PART I, Item 1, Financial Statements and restate the financial statements of the Company as of December 31, 2007 and the six months then ended December 31, 2007; (ii) Item 2, Management Discussion Analysis or Plan of Operations and (iii) PART II, Item 1, Legal Proceedings; and (b) file as exhibits hereto currently dated certifications from our Principal Executive Officer and Principal Financial Officer.  Only the amended Items, financial statements and updated exhibits are being filed herewith.  The restatement of the financial statements includes adjustments resulting from our restatement of the Company’s financial statements for the year ended June 30, 2007, adjustments to the Company’s disposal of subsidiary companies and the consolidation of the other Company’s subsidiaries.  No other changes are being effected by this filing.  Therefore, information not affected by this amendment is unchanged and reflects the disclosures made at the time of the original filing.

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec 31, 2007	June 30, 2007
	(restated)	(restated)
	(unaudited)
	USD	USD
ASSETS
Current Assets
Cash and cash equivalents	393,042	530,468
Accounts receivable, net	3,841,854	4,085,123
Inventories	204,580	195,946
Deposits, prepayments and other receivables	1,455,881	1,538,435
Deposit of investment	150,000	150,000
Short-term loan	671,877	670,763
Short-term investment	384,302	368,083

Total current assets	7,101,536	7,538,818

Other Assets
Registricted cash	306,940	303,525
Unlisted investment	932,899	893,526
Property and equipment, net	41,056	51,414
Intangible assets, net	18,325	20,354
Investment in an associated company	1,184,421	1,134,433

TOTAL ASSETS	9,585,177	9,942,070

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	3,696,654	3,927,964
Accrued liabilities and other payable	756,345	792,560
Customer deposits	104,900	105,708
Deferred revenue	0	0
Advance from shareholder	270,949	160,000

Total current liabilities	4,828,848	4,986,232

Minority interests	278,809	267,046

STOCKHOLDERS' EQUITY
Preferred stock, par value US$0.001 per share
Authorized - 5,000,000 shares
Issued and outstanding - None
Common stock, par value US$0.001 per share
Authorized - 5000,000,000 shares
Issued and outstanding - 215,370,278 shares	206,400	215,371
at June 30, 2007 and 206,399,923 shares
at Dec 31, 2007
Treasury stock	0	(8,970)
Additional paid-in capital	24,216,705	24,216,705
Accumulated deficit	(19,627,941)	(19,289,509)
Accumulated other comprehensive loss	(317,644)	(444,805)
	4,477,520	4,688,792

TOTAL LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY	9,585,177	9,942,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended Dec 31,
	2007	2006
	(restated)
	USD	USD
Net revenue	4,445	700,419
Cost of revenues	(17,048)	(684,666)
Gross profit	(12,603)	15,753
Costs and expenses:
Selling, general and administrative expenses	(176,397)	(237,655)
Impairment of goodwill	0	0
Exchange differences	224	559,368
Amortization of intangible assets	(2,018)	(8,354)
Total costs and expenses	(178,191)	313,359

Loss from operations	(190,794)	329,112
Interest income	28,115	2,213
Loan interest income	5	6,431
Investment income (loss)	0	0
Other income, net	3,290	100
Loss before income taxes, minority interests
and equity in earnings of associated companies	(159,384)	337,856
Income taxes	0	(3,042)
Loss before minority interests and equity in
earnings of associated companies	(159,384)	334,814
Minority interests	0	(7,630)
Loss before equity in earnings of
associated companies	(159,384)	327,184
Equity in earnings of associated companies	0	0

Loss before extra-ordinary items	(159,384)	327,184
Loss on closing a subsidiary company	0	0

Net loss	(159,384)	327,184

Net loss per common share-basic and diluted	(0.001)	0.002

Weighted average number of common shares
outstanding-basic and diluted	214,882,759	173,922,536

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six months ended Dec 31,
	2007	2006
	(restated)
	USD	USD
Net revenue	12,043	991,963
Cost of revenues	(54,013)	(955,798)
Gross profit	(41,970)	36,165
Costs and expenses:
Selling, general and administrative expenses	(349,519)	(592,355)
Impairment of goodwill	0	(932,364)
Exchange differences	224	553,275
Amortization of intangible assets	(2,850)	(16,707)
Total costs and expenses	(352,145)	(988,151)

Loss from operations	(394,115)	(951,986)
Interest income	36,140	4,108
Loan interest income	16,249	18,740
Investment income (loss)	0	(3,649)
Other income, net	3,290	35
Loss before income taxes, minority interests
and equity in earnings of associated companies	(338,436)	(932,752)
Income taxes	0	(8,515)
Loss before minority interests and equity in
earnings of associated companies	(338,436)	(941,267)
Minority interests	4	(6,302)
Loss before equity in earnings of
associated companies	(338,432)	(947,569)
Equity in earnings of associated companies	0	(3,410)

Loss before extra-ordinary items	(338,432)	(950,979)
Loss on closing a subsidiary company	0	0

Net loss	(338,432)	(950,979)

Net loss per common share-basic and diluted	(0.002)	(0.006)

Weighted average number of common shares
outstanding-basic and diluted	215,126,518	163,662,170

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended Dec 31,
	2007	2006
	(restated)
	USD	USD
Cash flows from operating activites
Net loss	(338,432)	(950,979)
Impairment of goodwill	0	932,364
Amortization of intangible assets	2,850	16,707
Equity in earnings of associated companies	0	3,410
Loss on disposal of a subsidiary	0	0
Depreciation	12,336	14,841
Minority interests	32,284	6,302
Increase (decrease) in operating assets-
Accounts receivables	243,269	2,033,333
Inventories	(8,634)	(185,120)
Deposits, prepayments and other receivables	76,568	(2,371,211)
Increase (decrease) in operating liabilities-
Accounts payable	(231,310)	(22,836)
Accrued liabilities	(38,197)	50,722
Cutomer deposits	4,188	9,625
Deferred revenue	(4,996)	(14,421)
Business taxes and government surcharges payable	(1,150)	(10,663)
Net cash used in operating activities	(251,224)	(487,926)
Cash flows from investing activities
Acquisition of plant and equipment	0	(22,923)
Increase (decrease) in short term loan	(1,114)	152,205
Net cash provided by investing activities	(1,114)	129,282
Cash flows from financing activities
Loan from a related company	110,949	0
Increase in security bond	0	(1,500,000)
Net proceeds from issuance of common stock	0	2,237,929
Registricted cash	(3,415)	0
Net cash provided by financing activities	107,534	737,929

Cash and cash equivalents
Net increase (decrease)	(144,804)	379,285
Accumulated other comprehensive loss	7,378	292,370
Balance at beginning of period	530,468	720,151
Balance at end of period	393,042	1,391,806

Supplemental cash flow information:
Cash paid for interest	0	0
Cash paid for income taxes	0	0
Non-cash investing and financing activities:
Receivable from issuance of common stock	0	0
Issuance of reserved common stock	0	22,000
Issuance of common stock for service	0	0
Acquisition of associated companies	0	0
Acquisition of subsidiaries:
Non-cash assets acquired	0	0
Liabilities assumed in acquisition	0	0
Issuance of common stock for service	0	0

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

2.  NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the six months ended December 31, 2006 and 2007. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. Statement No. 157 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. We are required to apply the provision of Statement No. 157 prospectively as of July 1, 2008, and recognize any transition adjustment as a cumulative-effect adjustment to the opening balance of retained earnings.  The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure any financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement No. 159 will be effective for the Company on July 1, 2008. - The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

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

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered; as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc. Except for the customers of VOIP call minutes, all of the other customers are located in the PRC. As such, no geographical Segment information is presented. Segment information for the six months period ended December 31, 2007 is as follows:

(a)  Net revenues:

	Six Months Ended December 31, 2007
	Rmb’000	US$’000
E-commerce solutions	87	12
VOIP call minutes	3	-
Photographic business	-	-
Digital security imaging system	-	-
	90	12

(b)  Net income (loss):

	Six Months Ended December 31, 2007
	Rmb’000	US$’000

E-commerce solutions	(925)	(123)
Consulting	-	-
Photographic business	-	-
VOIP call minutes	172	23
Digital security imaging system	-	-
Corporate	(1,784)	(238)
	(2,537)	(338)

(c) Assets:

	As at December 31, 2007
	Rmb’000	US$’000
E-commerce solutions	510	70
Consulting	3,375	462
Digital security imaging system	-	-
Photographic business	1,984	271
VOIP call minutes	34,628	4,742
Corporate	29,101	4,040
	69,598	9,585

Substantially all of the Company's identifiable assets are located in the PRC.

(d)  Other items:

	Six Months Ended December 31, 2007
	Rmb’000	US$’000
Depreciation:
E-commerce solutions	88	12
Consulting	0	0
Corporate expenses	4	0
	92	12

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

Income Taxes

The Company records a valuation allowance to reduce its deferred tax assets derived from operating loss of certain subsidiaries in the PRC to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made. The adoption of FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” is not expected to have a material impact on the Company’s consolidated financial statements

Results of Operations - Three Months Ended December 31, 2007 and 2006

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

Total net revenues decreased by 99% to $4K during the three months ended December 31, 2007, as compared to $800K during the three months ended December 31, 2006. The decrease in total net revenues was primarily due to the decrease in sales of digital security imaging systems made through the Company's former subsidiary, Shenzhen Golden Anke, and the expiration of the VOIP services contract in Taiwan, resulting in no VOIP income for the period.

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

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income of the Company’s non-wholly-owned subsidiaries. The balance is mainly derived from Intermost Focus Advertising Co.

Equity in losses of an associated company represents the Company's proportionate share of the loss of Hainan Property Right Exchange Centre.

Net Income (Loss)

The Company had net loss of $159K during the three months ended December 31, 2007, as compared to a net income of $327K during the three months ended December 31, 2006.

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

The decrease in costs of revenues in 2007 as compared to 2006 was principally attributable to the decrease in sales volume of the Company’s e-commerce solutions and no sales for VOIP.

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

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income of the Company’s non-wholly-owned subsidiaries. The balance is mainly derived from Intermost focus Advertising Co.

Equity in losses of an associated company represents the Company's proportionate share of the loss of Hainan Property Right Exchange Centre.

Net Income (Loss)

The Company had net loss of $338K during the six months ended December 31, 2007, as compared to a net income of $951K during the six months ended December 31, 2006.

Liquidity and Capital Resources – December 31, 2007

At December 31, 2007, the Company had cash and cash equivalents of $ 700K and working capital of $2,580K, as compared to $1,392K of cash and cash equivalents and $13,585K of working capital at December 31, 2006.

Net cash used in operating activities was $251K for the six months ended December 31, 2007, as compared to net cash used in operating activities of $488K for the six months ended December 31, 2006. The decrease in net cash provided by operating activities in 2007 as compared to 2006 is reflected in the disposal of a subsidiary.

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

Restatements

The Company received a comment letter from the Office of the Chief Accountant of the Division of Corporation Finance of SEC regarding certain disclosures in the Company’s financial statements for the year ended June 30, 2007. The Company could not reach the original auditor for assistance. Therefore, it determined to re-do the 2007 audit and restate the financial statements. The change of balance sheet figures and retained earnings had affected the quarterly reporting for Dec. 31, 2007.  The effects of the restatements are shown in the following tables.

CONSOLIDATED BALANCE SHEET
	Original	Restated
	Dec 31
ITEMS	2007	2007
Current Assets
Cash and cash equivalents	699,982	393,042
Accounts receivable, net	3,841,854	3,841,854
Inventories	204,580	204,580
Deposits, prepayments and other receivables	819,520	1,455,881
Deposit of investment	1,400,000	150,000
Short-term loan	671,877	671,877
Short-term investment	384,302	384,302

Total current assets	8,022,115	7,101,536

Other Assets
Restricted cash	0	306,940
Unlisted investment	932,899	932,899
Property and equipment, net	41,056	41,056
Intangible assets, net	18,325	18,325
Investment in an associated company	6,790,404	1,184,421

TOTAL ASSETS	15,804,799	9,585,177

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	3,696,654	3,696,654
Accrued liabilities and other payable	780,218	756,345
Customer deposits	104,900	104,900
Deferred revenue	0	0
Advance from shareholder	270,949	270,949

Total current liabilities	4,852,721	4,828,848

Minority interests	765,046	278,809

STOCKHOLDERS' EQUITY
Preferred stock, par value US$0.001 per share
Authorized - 5,000,000 shares
Issued and outstanding - None
Common stock, par value US$0.001 per share
Authorized - 5,000,000,000 shares
Issued and outstanding - 206,399,923 shares	206,400	206,400
at Dec 31, 2007
Treasury stock	0	0
Additional paid-in capital	23,235,237	24,216,705
Accumulated deficit	(14,878,444)	(19,627,941)
Accumulated other comprehensive loss	1,623,839	(317,644)
	10,187,032	4,477,520
TOTAL LIABILITIES, MINORITY INTERESTS AND
STOCKHOLDERS' EQUITY	15,804,799	9,585,177

As a result of the restatement of our consolidated balance sheet as of Dec 31, 2007, total assets decreased from $15,804,799 as originally reported, to $9,585,177, a decrease of $6,219,622. The decrease of total assets was derived from a decrease of $306,940 in cash and cash equivalents, an increase of $636,361 in deposit, prepayment and other receivable, a decrease of $1,250,000 deposit in investment, a decrease of $5,605,983 investment in associated companies, and an increase of $306,940 in restricted cash.  Current liabilities decreased from $4,852,721 as originally reported to $4,828,848, a decrease of $23,880.  The decrease of current liabilities was derived from a decrease of $23,880 in accrued liabilities and other payables. The minority interest was decreased from $765,046 to $278,809, a $486,237 reduction. The corresponding changes in Stockholders’ equity were an increase of $981,468 in additional paid-in capital, an increase of accumulated deficit in the amount of $4,749,497 and an increase of accumulated other comprehensive loss of $1,941,483 from $1,623,839 as originally reported, to ($317,644). The total stockholders’ equity was restated from $10,187,032 as originally reported, to $4,477,520, a decrease of $5,709,512. The total liabilities and stockholders’ equity were restated from $15,804,799 as originally reported, to $9,585,177, a decrease of $6,219,622

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

As a result of the restatement of our consolidated balance sheet as of June 30, 2007, total assets decreased from $15,885,552 as originally reported, to $9,942,070, a decrease of $5,943,482. The decrease of total assets was derived from a decrease of $303,525 in cash and cash equivalents, a decrease of $730,648 in deposit, prepayment and other receivables, an increase of $150,000 deposit in investment, a decrease of $5,362,834 investment in associated companies, and an increase of $303,525 in restricted cash. There were no changes in liabilities. The minority interest was decreased from $732,762 to $267,046, a $561,725 reduction. The corresponding changes in Stockholders’ equity were an increase of $981,469 in additional paid-in capital, an increase of accumulated deficit in the amount of $5,897,510, and a decrease of accumulated other comprehensive income of $561,725. The total stockholders’ equity was restated from $10,166,558 as originally reported, to $4,688,792, a decrease of $5,477,766. The total liabilities and stockholders’ equity were restated from $15,885,552 as originally reported, to $9,942,070, a decrease of $5,943,482.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Original	Restated
	Three months ended Dec 31
ITEMS	2007	2007

Net revenue	4,445	4,445
Cost of revenues	(17,048)	(17,048)
Gross profit	(12,603)	(12,603)
Costs and expenses:
Selling, general and administrative expenses	(176,397)	(176,397)
Impairment of goodwill	0	0
Exchange differences	224	224
Amortization of intangible assets	(2,018)	(2,018)
Total costs and expenses	(178,191)	(178,191)

Loss from operations	(190,794)	(190,794)
Interest income	28,115	28,115
Loan interest income	5	5
Investment income (loss)	0	0
Other income, net	3,290	3,290
Loss before income taxes, minority interests
and equity in earnings of associated companies	(159,384)	(159,384)
Income taxes	0	0
Loss before minority interests and equity in
earnings of associated companies	(159,384)	(159,384)
Minority interests	0	0
Loss before equity in earnings of
associated companies	(159,384)	(159,384)
Equity in earnings of associated companies	1,483	0

Loss before extra-ordinary items	(157,901)	(159,384)
Loss on closing a subsidiary company	0	0

Net loss	(157,901)	(159,384)

Net loss per common share-basic and diluted	(0.001)	(0.001)

Weighted average number of common shares
outstanding-basic and diluted	210,885,100	214,882,759

As a result of the restatement of our consolidated statement of operations for the three months ended Dec 31, 2007, total net loss increased from $157,901 as originally reported, to $159,384, an increase of $1,483. The increased loss was composed of a decrease of $1,483 in equity in earnings of associated companies.  The movement of shares provided from the stock transfer agent was applied to calculate the weighted average number of shares of common stock, so the net loss per share was the same after rounding up. The basic and dilute weighted average number of common stock was changed from 210,885,100 to 214,882,759, an increase of 3,997,659.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Original	Restated
	Six months ended Dec 31
ITEMS	2007	2007

Net revenue	12,043	12,043
Cost of revenues	(54,013)	(54,013)
Gross profit	(41,970)	(41,970)
Costs and expenses:
Selling, general and administrative expenses	(349,519)	(349,519)
Impairment of goodwill	0	0
Exchange differences	224	224
Amortization of intangible assets	(2,850)	(2,850)
Total costs and expenses	(352,145)	(352,145)

Loss from operations	(394,115)	(394,115)
Interest income	36,140	36,140
Loan interest income	16,249	16,249
Investment income (loss)	0	0
Other income, net	3,290	3,290
Loss before income taxes, minority interests
and equity in earnings of associated companies	(338,436)	(338,436)
Income taxes	0	0
Loss before minority interests and equity in
earnings of associated companies	(338,436)	(338,436)
Minority interests	4	4
Loss before equity in earnings of
associated companies	(338,432)	(338,432)
Equity in earnings of associated companies	6,665	0

Loss before extra-ordinary items	(331,767)	(338,432)
Loss on closing a subsidiary company	(1,154,678)	0

Net loss	(1,486,445)	(338,432)

Net loss per common share-basic and diluted	(0.007)	(0.002)

Weighted average number of common shares
outstanding-basic and diluted	215,370,278	215,126,518

As a result of the restatement of our consolidated statement of operations for six months ended Dec 31, 2007, total net loss decreased from $1,486,445 as originally reported, to $338,432, a decrease of $1,148,013. The decreased loss was composed of a decrease of $6,665 in equity in earnings of associated companies and a decrease of $1,154,678 loss on the closing of a subsidiary company.  The movement of shares provided from the stock transfer agent was applied to calculate the weighted average number of shares of common stock, so the net loss per share was changed from $0.007 to $0.002, a decrease of $0.005. The basic and diluted weighted average number of shares of common stock was changed from 215,370,278 to 215,126,518, a decrease of 243,760..

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Original	Restated
	Six months ended Dec 31
ITEMS	2007	2007
Cash flows from operating activites
Net loss	(331,767)	(338,432)
Impairment of goodwill	0	0
Amortization of intangible assets	2,850	2,850
Equity in earnings of associated companies	(6,665)	0
Loss on disposal of a subsidiary	(1,145,037)	0
Depreciation	12,336	12,336
Minority interests	32,284	32,284
Increase (decrease) in operating assets-
Accounts receivables	243,269	243,269
Inventories	(8,634)	(8,634)
Deposits, prepayments and other receivables	76,568	76,568
Increase (decrease) in operating liabilities-
Accounts payable	(231,310)	(231,310)
Accrued liabilities	(38,197)	(38,197)
Cutomer deposits	4,188	4,188
Deferred revenue	(4,996)	(4,996)
Business taxes and government surcharges payable	(1,150)	(1,150)
Net cash used in operating activities	(1,396,261)	(251,224)
Cash flows from investing activities
Acquisition of plant and equipment	0	0
Increase (decrease) in short term loan	(1,114)	(1,114)
Net cash used in investing activities	(1,114)	(1,114)
Cash flows from financing activities
Increase in security bond	110,949	110,949
Net proceeds from issuance of common stock	0	0
Restricted cash	0	(3,415)
Net cash provided by financing activities	110,949	107,534

Cash and cash equivalents
Net increase (decrease)	(1,286,426)	(144,804)
Accumulated other comprehensive loss	1,152,415	7,378
Balance at beginning of period	833,993	530,468
Balance at end of period	699,982	393,042

Supplemental cash flow information:
Cash paid for interest	0	0
Cash paid for income taxes	0	0
Non-cash investing and financing activities:
Receivable from issuance of common stock	0	0
Issuance of reserved common stock	0	0
Issuance of common stock for service	0	0
Acquisition of associated companies	0	0
Acquisition of subsidiaries:
Non-cash assets acquired	0	0
Liabilities assumed in acquisition	0	0
Issuance of common stock for service	0	0

As a result of the restatement, the net cash used in operating activities for the six months ended Dec 31, 2007 decreased by $1,145,037 from $1,396,261 as originally reported, to $251,244; there was no change in net cash used in investing activities; the net cash provided by financing activities decreased by $3,415 from $110,949 as originally reported to $107,534; and the effect of foreign currency translation on cash and cash equivalents was increased by $1,145,037 from $1,152,415 as originally reported, to $7,378. The cash and cash equivalents at year-end was decreased by $306,940 from $699,982 as originally reported, to $393,042 owing to the reclassification of cash and cash equivalents to restricted cash.

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