Form 10-Q/A
period 2008-03-31
INTERMOST CORP
filed 2008-12-02
CIK 1088312

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  206,399,923 shares of common stock as of November 4, 2007.

EXPLANATORY NOTE

Intermost Corporation (the “Company”) is filing this Amendment No, 1 on Form 10Q/A to its Quarterly Report on Form 10-QSB for the nine months ended March 31, 2008 as filed with the Securities and Exchange Commission on May 15, 2008 to (a) amend and restate (i) PART I, Item 1, Financial Statements and restate the financial statements of the Company as of March 31, 2008 and the nine months then ended March 31, 2008; (ii) Item 2, Management Discussion Analysis or Plan of Operations and (iii) PART II, Item 1, Legal Proceedings; and (b) file as exhibits hereto currently dated certifications from our Principal Executive Officer and Principal Financial Officer. Only the amended Items, financial statements and updated exhibits are being filed herewith.  The restatement of the financial statements includes adjustments resulting from our restatement of the Company’s financial statements for the year ended June 30, 2007, adjustments to the Company’s disposal of subsidiary companies and the consolidation of the other Company’s subsidiaries. No other changes are being affected by this filing.  Therefore, information not affected by this amendment is unchanged and reflects the disclosures made at the time of the original filing.

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar 31, 2008	June 30, 2007
	(restated)	(restated)
	(unaudited)
	USD	USD
ASSETS
Current Assets
Cash and cash equivalents	1,084,988	530,468
Accounts receivable, net	3,841,911	4,085,123
Inventories	213,082	195,946
Deposits, prepayments and other receivables	1,478,651	1,538,435
Deposit of investment	150,000	150,000
Short-term loan	672,861	670,763
Short-term investment	400,274	368,083

Total current assets	7,841,767	7,538,818

Other Assets
Restricted cash	310,047	303,525
Unlisted investment	971,670	893,526
Property and equipment, net	36,178	51,414
Intangible assets, net	17,562	20,354
Investment in an associated company	1,233,645	1,134,433

TOTAL ASSETS	10,410,869	9,942,070

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	3,696,654	3,927,964
Accrued liabilities and other payable	1,250,188	792,560
Customer deposits	94,952	105,708
Deferred revenue	0	0
Advance from shareholder	270,949	160,000

Total current liabilities	5,312,743	4,986,232

Minority interests	290,395	267,046

STOCKHOLDERS' EQUITY
Preferred stock, par value US$0.001 per share
Authorized - 5,000,000 shares
Issued and outstanding - None
Common stock, par value US$0.001 per share
Authorized - 5,000,000,000 shares
Issued and outstanding - 215,370,278 shares	206,400	215,371
at June 30, 2007 and 206,399,923 shares
at Mar 31, 2008
Treasury stock	0	(8,970)
Additional paid-in capital	24,216,705	24,216,705
Accumulated deficit	(19,433,800)	(19,289,509)
Accumulated other comprehensive loss	(181,574)	(444,805)
	4,807,731	4,688,792
TOTAL LIABILITIES, MINORITY INTERESTS AND
STOCKHOLDERS' EQUITY	10,410,869	9,942,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended Mar 31,
	2008	2007
	(restated)
	USD	USD
Net revenue	11,973	729,919
Cost of revenues	(7,914)	(702,793)
Gross profit	4,059	27,126
Costs and expenses:
Selling, general and administrative expenses	(119,963)	(223,836)
Impairment of goodwill	0	0
Exchange differences	475	(312)
Amortization of intangible assets	(1,490)	(8,354)
Total costs and expenses	(120,978)	(232,502)

Loss from operations	(116,919)	(205,376)
Interest income	(12,720)	1,644
Loan interest income	20,633	18,000
Investment income (loss)	274,210	106,252
Other income, net	28,936	90
Loss before income taxes, minority interests
and equity in earnings of associated companies	194,140	(79,390)
Income taxes	0	(3,714)
Loss before minority interests and equity in
earnings of associated companies	194,140	(83,104)
Minority interests	1	1,135
Loss before equity in earnings of
associated companies	194,141	(81,969)
Equity in earnings of associated companies	0	0

Loss before extra-ordinary items	194,141	(81,969)
Loss on closing a subsidiary company	0	0

Net loss	194,141	(81,969)

Net loss per common share-basic and diluted	0.0009	(0.0004)

Weighted average number of common shares
outstanding-basic and diluted	206,399,923	193,370,278

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine months ended Mar 31,
	2008	2007
	(restated)
	USD	USD
Net revenue	24,016	1,721,882
Cost of revenues	(61,927)	(1,658,591)
Gross profit	(37,911)	63,291
Costs and expenses:
Selling, general and administrative expenses	(469,482)	(816,191)
Impairment of goodwill	0	(932,364)
Exchange differences	699	552,963
Amortization of intangible assets	(4,340)	(25,061)
Total costs and expenses	(473,123)	(1,220,653)

Loss from operations	(511,034)	(1,157,362)
Interest income	23,420	5,752
Loan interest income	36,882	36,740
Investment income (loss)	274,210	102,603
Other income, net	32,226	126
Loss before income taxes, minority interests
and equity in earnings of associated companies	(144,296)	(1,012,141)
Income taxes	0	(12,229)
Loss before minority interests and equity in
earnings of associated companies	(144,296)	(1,024,370)
Minority interests	5	(5,167)
Loss before equity in earnings of
associated companies	(144,291)	(1,029,537)
Equity in earnings of associated companies	0	(3,410)

Loss before extra-ordinary items	(144,291)	(1,032,947)
Loss on closing a subsidiary company	0	0

Net loss	(144,291)	(1,032,947)

Net loss per common share-basic and diluted	(0.001)	(0.006)

Weighted average number of common shares
outstanding-basic and diluted	212,238,809	173,382,861

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended Mar 31,
	2008	2007
	(restated)
	USD	USD
Cash flows from operating activites
Net loss	(144,291)	(1,032,947)
Impairment of goodwill	0	932,364
Amortization of intangible assets	4,571	25,061
Equity in earnings of associated companies	0	3,410
Loss on disposal of a subsidiary	0	0
Depreciation	19,733	21,328
Minority interests	(5)	4,835
Increase (decrease) in operating assets-
Accounts receivables	600,476	2,183,910
Inventories	0	(227,034)
Deposits, prepayments and other receivables	123,908	(2,977,073)
Increase (decrease) in operating liabilities-
Accounts payable	(574,830)	277,225
Accrued liabilities	382,128	87,102
Cutomer deposits	(8,400)	192,707
Deferred revenue	(9,277)	(17,597)
Business taxes and government surcharges payable	601	(7,514)
Net cash used in operating activities	394,614	(534,223)
Cash flows from investing activities
Acquisition of plant and equipment	0	(24,896)
Increase (decrease) in short term loan	0	152,205
Net cash provided by investing activities	0	127,309
Cash flows from financing activities
Loan from a related company	110,949	160,000
Increase in security bond	0	(1,500,000)
Net proceeds from issuance of common stock	0	2,237,929
Restricted cash
Net cash provided by financing activities	110,949	897,929

Cash and cash equivalents
Net increase (decrease)	505,563	491,015
Accumulated other comprehensive loss	55,479	(494,446)
Balance at beginning of period	530,468	720,152
Balance at end of period	1,091,510	716,721

Supplemental cash flow information:
Cash paid for interest	0	0
Cash paid for income taxes	0	0
Non-cash investing and financing activities:
Receivable from issuance of common stock	0	0
Issuance of reserved common stock	0	22,000
Issuance of common stock for service	0	0
Acquisition of associated companies	0	0
Acquisition of subsidiaries:
Non-cash assets acquired	0	0
Liabilities assumed in acquisition	0	0
Issuance of common stock for service	0	0

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

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered; as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc. Except for the customers of VOIP call minutes, all of the other customers are located in the PRC. As such, no geographical Segment information is presented. Segment information for the nine months period ended March 31, 2008 is as follows:

(a)  Net revenues:

	Nine Months Ended March 31, 2008
	Rmb’000	US$’000

E-commerce solutions	174	24
VOIP call minutes	3	-
Photographic business	-	-
Digital security imaging system	-	-
	177	24

(b)  Net income (loss):

	Nine Months Ended March 31, 2008
	Rmb’000	US$’000

E-commerce solutions	(1,229)	(166)
Consulting	-	-
Photographic business	-	-
VOIP call minutes	231	31
Digital security imaging system	-	-
Corporate	(68)	(9)
	(1,066)	(144)

(c)  Assets:

	As at March 31, 2008
	Rmb’000	US$’000
E-commerce solutions	3,684	526
Consulting	3,375	481
Digital security imaging system	-	-
Photographic business	1,984	283
VOIP call minutes	33,346	4,756
Corporate	29,841	4,365
	72,230	10,411

Substantially all of the Company's identifiable assets are located in the PRC.

(d)  Other items:

	Nine Months Ended March 31, 2008
	Rmb’000	US$’000
Depreciation:
E-commerce solutions	131	19
Consulting	0	0
Corporate expenses	7	1
	138	20

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

Total net revenues decreased by 98% to $12K during the three months ended March 31, 2008, as compared to $730K during the three months ended March 31, 2007.  The decrease in total net revenues was primarily due to the decrease in sales of digital security imaging systems made through the Company’s former subsidiary, Shenzhen Golden Anke, and due to the expiration of the VOIP services contract in Taiwan, resulting in no VOIP income for the period.

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

Net Income

The Company had net income of $194K during the three months ended March 31, 2008, as compared to a net loss of $82K during the three months ended March 31, 2007.

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

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income of the Company’s non-wholly-owned subsidiaries. The balance is mainly derived from Intermost Focus Adverting Co.

Investment income is the dividend received from Shenzhen International Hi-Tech Property right Exchange Centre for its financial year ended December 31, 2007.

Net Loss

The Company had net loss of $144K during the nine months ended March 31, 2008, as compared to a net loss of $1,033K during the nine months ended March 31, 2007.

Liquidity and Capital Resources – March 31, 2008

At March 31, 2008, the Company had cash and cash equivalents of $1,395K and working capital of $2,839K, as compared to $717K of cash and cash equivalents and $12,728K of working capital at March 31, 2007.

Net cash generated from operating activities was $394K for the nine months ended March 31, 2008, as compared to net cash used in operating activities of $534K for the nine months ended March 31, 2007.  The decrease in net cash provided by operations in 2008 as compared to 2007 is the Divestiture (see Note 8 “Concentration” under Notes to Consolidated Financial Statements) and the fact that we are no longer consolidating our financial statements with that of our former majority-owned subsidiary Golden Anke.

Net cash used in investing activities was $0 for the nine months ended March 31, 2008. Net cash used in investing activities was $1,373K for the nine months ended March 31, 2007.

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

Subsequent Events

The Company entered into a joint venture agreement with other PRC investors on February 19, 2008 to spin off the subsidiaries and investments related to operating equity exchanges.  The PRC investors will form a new company to hold these subsidiaries and investments and seek an independent listing of the new company on a US exchange.  The name of the new company is China Equity Platform Holding Group Limited. When the spin off process is completed, IMOT will get 60% of the outstanding shares of common stock of the newly formed company.  The spin-off process is underway, but awaiting the approval from PRC Officials. The subsidiary and associate companies which will be spun-off are as follows:

ChinaE.com Information Technology Company Limited
ChinaE.com Technology (Shenzhen) Company Limited
ChinaE.com Investment Consultant (Shenzhen) Company Limited
Intermost Focus Advertising Company Limited
Shenzhen International Hi-Tech Property Right Exchange Centre
Hainan Special Economic Zone Property Rights Exchange Centre

Restatements

The Company received a comment letter from the Office of the Chief Accountant of the Division of Corporation Finance of SEC regarding certain disclosures in the Company’s financial statements for the year ended June 30, 2007. The Company could not reach the original auditor for assistance. Therefore, it determined to re-do the 2007 audit and restate the financial statements.  The change of balance sheet figures and retained earnings had affected the quarterly reporting for March 31, 2008. The effects of the restatements are shown in the following tables.

CONSOLIDATED BALANCE SHEET
	Original	Restated
	Mar 31
ITEMS	2008	2008
Current Assets
Cash and cash equivalents	1,395,035	1,084,988
Accounts receivable, net	3,841,911	3,841,911
Inventories	213,082	213,082
Deposits, prepayments and other receivables	821,181	1,478,651
Deposit of investment	1,400,000	150,000
Short-term loan	672,861	672,861
Short-term investment	400,274	400,274

Total current assets	8,744,344	7,841,767

Other Assets
Restricted cash	0	310,047
Unlisted investment	971,670	971,670
Property and equipment, net	36,178	36,178
Intangible assets, net	17,562	17,562
Investment in an associated company	7,073,003	1,233,645

TOTAL ASSETS	16,842,757	10,410,869

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	3,696,654	3,696,654
Accrued liabilities and other payable	1,246,925	1,250,188
Customer deposits	94,952	94,952
Deferred revenue	0	0
Advance from shareholder	270,949	270,949

Total current liabilities	5,309,480	5,312,743

Minority interests	796,840	290,395

STOCKHOLDERS' EQUITY
Preferred stock, par value US$0.001 per share
Authorized - 5,000,000 shares
Issued and outstanding - None
Common stock, par value US$0.001 per share
Authorized - 5000,000,000 shares
Issued and outstanding - 206,399,923 shares	206,400	206,400
at Mar 31, 2008
Treasury stock	0	0
Additional paid-in capital	23,235,237	24,216,705
Accumulated deficit	(14,683,831)	(19,433,800)
Accumulated other comprehensive loss	1,978,631	(181,574)
	10,736,437	4,807,731
TOTAL LIABILITIES, MINORITY INTERESTS AND
STOCKHOLDERS' EQUITY	16,842,757	10,410,869

As a result of the restatement of our consolidated balance sheet as of Mar 31, 2008, total assets decreased from $16,842,757 as originally reported, to $10,410,869, a decrease of $6,431,888. The decrease of total assets was derived from a decrease of $310,047 in cash and cash equivalents, an increase of $657,470 in deposit, prepayment and other receivables, a decrease of $1,250,000 deposit in investment, a decrease $5,839,358 investment in associated companies, and an increase of $310,047 in restricted cash. Current liabilities increased from $5,309,480 as originally reported to $5,312,743, an increase of $3,263.  The increase of current liabilities was derived from an increase of $3,263 in accrued liabilities and other payables. The minority interest was decreased from $796,840 to $290,395, a $506,445 reduction. The corresponding changes in Stockholders’ equity were an increase of $981,468 in additional paid-in capital, an increase of accumulated deficit $4,749,969 and an increase of accumulated other comprehensive loss of $2,160,205 from $1,978,631 as originally reported, to ($181,574). The total stockholders’ equity was restated from $10,736,437 as originally reported, to $4,807,731, a decrease of $5,928,706. The total liabilities and stockholders’ equity were restated from $16,842,757 as originally reported, to $10,410,869, a decrease of $6,431,888

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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Original	Restated
	Three months ended Mar 31
ITEMS	2008	2008

Net revenue	11,973	11,973
Cost of revenues	(7,914)	(7,914)
Gross profit	4,059	4,059
Costs and expenses:
Selling, general and administrative expenses	(119,963)	(119,963)
Impairment of goodwill	0	0
Exchange differences	475	475
Amortization of intangible assets	(1,490)	(1,490)
Total costs and expenses	(120,978)	(120,978)

Loss from operations	(116,919)	(116,919)
Interest income	(12,720)	(12,720)
Loan interest income	20,633	20,633
Investment income (loss)	274,210	274,210
Other income, net	28,936	28,936
Profit before income taxes, minority interests
and equity in earnings of associated companies	194,140	194,140
Income taxes	0	0
Profit before minority interests and equity in
earnings of associated companies	194,140	194,140
Minority interests	1	1
Profit before equity in earnings of
associated companies	194,141	194,141
Equity in earnings of associated companies	472	0

Profit before extra-ordinary items	194,613	194,141
Loss on closing a subsidiary company	0	0

Net income	194,613	194,141

Net income per common share-basic and diluted	0.0009	0.0009

Weighted average number of common shares
outstanding-basic and diluted	206,399,923	206,399,923

As a result of the restatement of our consolidated statement of operations for the three months ended Mar 31, 2008, total net profit decreased from $194,613 as originally reported, to $194,141, a decrease of $472. The decrease in income was composed of a decrease of $472 in equity in earnings of associated companies

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Original	Restated
	Nine months ended Mar 31
ITEMS	2008	2008

Net revenue	24,016	24,016
Cost of revenues	(61,927)	(61,927)
Gross profit	(37,911)	(37,911)
Costs and expenses:
Selling, general and administrative expenses	(469,482)	(469,482)
Impairment of goodwill	0	0
Exchange differences	699	699
Amortization of intangible assets	(4,340)	(4,340)
Total costs and expenses	(473,123)	(473,123)

Loss from operations	(511,034)	(511,034)
Interest income	23,420	23,420
Loan interest income	36,882	36,882
Investment income (loss)	274,210	274,210
Other income, net	32,226	32,226
Loss before income taxes, minority interests
and equity in earnings of associated companies	(144,296)	(144,296)
Income taxes	0	0
Loss before minority interests and equity in
earnings of associated companies	(144,296)	(144,296)
Minority interests	5	5
Loss before equity in earnings of
associated companies	(144,291)	(144,291)
Equity in earnings of associated companies	7,137	0

Loss before extra-ordinary items	(137,154)	(144,291)
Loss on closing a subsidiary company	(1,154,678)	0

Net loss	(1,291,832)	(144,291)

Net loss per common share-basic and diluted	(0.006)	(0.001)

Weighted average number of common shares
outstanding-basic and diluted	206,399,923	212,238,809

As a result of the restatement of our consolidated statement of operations for six months ended Mar 31, 2008, total net loss decreased from $1,291,832 as originally reported, to $144,291, a decrease of $1,147,541. The decreased loss was composed of a decrease of $7,137 in equity in earnings of associated companies, and a decrease of $1,154,678 loss on the closing of a subsidiary company.  The movement of shares provided from the stock transfer agent was applied to calculate the weighted average number of shares of common stock, so the net loss per share was changed from $0.006 to $0.001, a decrease of $0.005. The basic and diluted weighted average number of shares of common stock was changed from 206,399,923 to 212,238,809, an increase of 5,838,886.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Original	Restated
	Nine months ended Mar 31
ITEMS	2008	2008
Cash flows from operating activites
Net loss	(137,154)	(144,291)
Impairment of goodwill	0	0
Amortization of intangible assets	4,571	4,571
Equity in earnings of associated companies	(7,517)	0
Loss on disposal of a subsidiary	(1,154,678)	0
Depreciation	19,733	19,733
Minority interests	(5)	(5)
Increase (decrease) in operating assets-
Accounts receivables	600,476	600,476
Inventories	0	0
Deposits, prepayments and other receivables	123,908	123,908
Increase (decrease) in operating liabilities-
Accounts payable	(574,830)	(574,830)
Accrued liabilities	382,128	382,128
Cutomer deposits	(8,400)	(8,400)
Deferred revenue	(9,277)	(9,277)
Business taxes and government surcharges payable	601	601
Net cash generated from (used in) operating activities	(760,444)	394,614
Cash flows from investing activities
Acquisition of plant and equipment	0	0
Increase (decrease) in short term loan	0	0
Net cash used in investing activities	0	0
Cash flows from financing activities
Increase in security bond	110,949	110,949
Net proceeds from issuance of common stock	0	0
Restricted cash	0	(6,522)
Net cash provided by financing activities	110,949	104,427

Cash and cash equivalents
Net increase (decrease)	(649,495)	499,041
Accumulated other comprehensive loss	1,210,537	55,479
Balance at beginning of period	833,993	530,468
Balance at end of period	1,395,035	1,084,988

Supplemental cash flow information:
Cash paid for interest	0	0
Cash paid for income taxes	0	0
Non-cash investing and financing activities:
Receivable from issuance of common stock	0	0
Issuance of reserved common stock	0	0
Issuance of common stock for service	0	0
Acquisition of associated companies	0	0
Acquisition of subsidiaries:
Non-cash assets acquired	0	0
Liabilities assumed in acquisition	0	0
Issuance of common stock for service	0	0

As a result of the restatement, the net cash used in operating activities for the nine months ended Mar 31, 2008 decreased by $1,150,058 from ($760,444) as originally reported, to $394,614; there was no change in net cash used in investing activities; the net cash provided by financing activities decreased by $6,522 from $110,949 as originally reported to $104,427; and the effect of foreign currency translation on cash and cash equivalents was increased by $1,155,058 from $1,210,537 as originally reported, to $55,479. The cash and cash equivalents at end of year was decreased by $310,047 from $1,395,035 as originally reported, to $1,084,988 owing to the reclassification of cash and cash equivalents to restricted cash.

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