Form 10KSB/A
period 2007-06-30
INTERMOST CORP
filed 2008-12-05
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year.  $4,680,532

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

Transition Small Business Disclosure Format:  Yes ☐  No ☒

EXPLANATORY NOTE

Intermost Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the fiscal year ended June 30, 3007, as filed with the Securities and Exchange Commission on October 26, 2007, solely to (a) amend and restate Item 1 Description of Business, Item 3 Legal Proceedings, Item 6 Management’s Discussion and Analysis or Plan of Operation, Item 7 Financial Statements, Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, Item 13 Exhibit and Reports on Form 8-K, Item 14 Principal Accountant Fees and Services, the consolidated financial statements of the Company as of June 30, 2007 and the fiscal year then ended; and (b) file as exhibits hereto currently dated certificates from our Principal Executive Officer and Principal Financial Officer.  Only the amended Items, consolidated financial statements and updated exhibits are being filed herewith.  The restatement of the consolidated financial statements includes adjustments to unusual items and extraordinary items and weighted average common stock.  All consolidated financial statements, including the consolidated balance sheet as of June 30, 2007, consolidated statements of income and comprehensive income, and consolidated statements of cash flow for the fiscal year then ended, were restated accordingly.  These changes do not have impact on previous reported consolidated financial statements as of June 30, 2006 and the fiscal year then ended.  No other changes are being effect by this filing.  Therefore, information not affected by this amendment is unchanged and reflects the disclosure made at the time of the original filing.

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

As a result of the merger of the STE, although Shanghai Fortune continues to maintain its membership, it is currently still unclear how the NSB and the YRDE will conduct business going forward, and how Shanghai Fortune will participate in the equity exchange markets following the issuance of final regulations by the local PRC government.  Due to the uncertainty of the content and timing of governmental regulations, IMOT entered into the May 23, 2006 agreement for the sale of its interest in Shanghai Fortune

On August 10, 2004, we purchased 51% of the issued and outstanding shares of Golden Anke Technology Ltd. (“Golden Anke”) from two of its shareholders, Tu Guoshen and Li Zhiquan, to IMOT Technology for $3.24 million, payable by issuance of 12 million shares of our common stock.  The value of our common stock was determined by applying a 20% discount to the average closing price during the period from January 20 to March 19, 2004.  On or about February 15, 2007 we sold approximately two percent (2%) of the outstanding shares in Golden Anke to an unaffiliated minority stockholder so that this minority stockholder could seek an independent listing of Golden Anke on a UK exchange, thus reducing our ownership from approximately 51% to approximately 49%.  We recently discovered that GATL is no longer seeking a public listing and negotiated an exit settlement under which they will buy back our 49% ownership interest at US$1 million.  In the attached report, the investment in GATL is treated as “Impairment of Associated Company”.

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

Digital Imaging System

Shanghai Newray is a wholesaler of various brands of consumer digital photographic equipment, including traditional 35mm cameras, digital cameras and camera accessories.  During the year, the shareholders in a special meeting passed a resolution (“the Resolution”) to terminate the operations of Shanghai Newray.  However the legal representative of Shanghai Newray was unavailable for contact.  The board of directors of IMOT is currently considering how to properly account for this business and whether to write it off in the coming year.

For fiscal year ended 2006 through Golden Anke, we have our digital imaging services business in digital imaging security systems for offices, department stores and shopping malls.  Since IML has sold approximately 2% of the outstanding shares of Golden Anke to a minor shareholder and our ownership in Golden Anke has decreased to approximately 49% of the issued and outstanding stock, in accordance with GAAP the sales revenue of Golden Anke has not incorporated into our consolidated revenues.  We recently discovered that GATL is no longer seeking a public listing and negotiated an exit settlement under which they will buy back our 49% ownership interest at US$1 million.  In the restated financial report, the investment in GATL is treated as “Impairment of Associated Company”.

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

Most of our current and potential competitors may have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing and other resources than we do, and may enter into strategic or commercial relationships on more favorable terms than we can.  In addition, new technologies and the expansion of existing technologies may increase competitive pressure on us.  We have a significant presence in the Chinese market for Internet services.

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

The Respondents at the same time also applied to a court in Haikou of the Hainan province to request that the Dispute be handled by the court.  On April 29, 2007, this court ruled that the Dispute could be subject to its jurisdiction.  IMOT Technology appealed to the Haikou Intermediate Court arguing that the dispute should be under the jurisdiction of the Arbitration Commission.  On August 16, the Haikou Intermediate Court made a final decision that the Dispute should be under the jurisdiction of the Arbitration Commission,  On January 24, 2008, the Arbitration Commission issued a verdict stating that the Stock Swap Agreement was invalid and that the Respondents should return all IMOT shares to the Applicant.

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

On January 24, 2007, Shanghai Hongkou District Court accepted the case.   Recently discovery was completed.  However, IMOT could not contact Mr. Zhu.  The IMOT board of directors will consider whether this business should be written off in the upcoming reporting periods.

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

During the fiscal year ended June 30, 2007 we incurred a net operating loss of $8,598,057, including a goodwill impairment of $3,119,872, impairment of associated company of $3,454,693 and impairment of deposit of investment $1,217,475.  Our auditor, Albert Wong & Co., CPA has issued a “going concern” opinion for our financial statements at June 30, 2007.

Results of Operations

Following is summary financial information reflecting our operations for the periods indicated.

	Year Ended June 30,
	2006	2007
		(Restated)
Net revenues	$12,319,459	$4,680,532
Cost of revenues	(9,445,712)	(4,608,566)
Gross profit	2,873,747	71,966
Selling, general and administrative	(1,137,716)	(1,016,653)
Exchange difference	-	(6,413)
Amortization on intangible assets	(99,005)	(5,459)
Impairment of goodwill	(563,323)	(3,119,872)
Impairment of associated company	-	(3,454,693)
Impairment of deposit of investment	-	(1,217,475)
Written off of loan receivables	-	(49,818)
Interest income	44,772	83,861
Investment income	168,395	102,230
Profit/(Loss) from operations	1,286,870	(8,612,326)
Share of profit/(loss) of associated Companies	27,684	(3,398)
Other income, net	3,551	458
Profit/(Loss) before taxation	1,318,105	(8,615,266)
Taxation	(427,809)	-
Profit/(Loss) before minority interest	890,296	(8,615,266)
Minority interests	(1,192,791)	17,209
Profit (loss) before extra ordinary item	(302,495)	(8,598,057)
Loss on disposal of an associated company	(1,814,705)	-
Net profit/(loss)	$(2,117,200)	$(8,598,057)

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

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	Total Net Revenues		Percent of Total Net Revenues
	Year Ended June 30,		Year Ended June 30,
	2006	2007	2006	2007
	US$	US$
E-commerce solutions
- Web site design and development	172,051	80,285	1.40%	1.72%
Sales of photographic equipment	96,215	1,628	0.78%	0.03%
Sales of digital security system	12,052,118	-	97.83%	-%
VOIP services	-	4,598,619	-%	98.25%
Consultancy fee income	(925)	-	-0.01%	-%
Total	12,319,459	4,680,532	100.00%	100.00%

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

	Total SG&A		Percent of Total Net Revenues
	Year Ended June 30,		Year Ended June 30,
	2006	2007	2006	2007
	US$	US$

Sales and marketing salaries and commissions	81,521	55,887	0.66%	1.19%
Other sales and marketing	115,129	52,510	0.93%	1.12%
Rent obligation	74,652	75,856	0.61%	1.62%
Administrative salaries	170,054	166,209	1.38%	3.55%
Corporate overhead	695,178	666,191	5.64%	14.23%
Bad and doubtful debt - account receivables	1,182	-	0.01%	0.00%
Total	1,137,716	1,016,653	9.23%	21.71%

The principal components of SG&A during the 2007 year were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees.

For the 2007 fiscal year, SG&A decreased by $121K, or 10%, to $1,017K as compared to $1,138K for the 2006 fiscal year.  Sales and marketing salaries and commissions decreased 31% during the 2007 fiscal year, to $56K, as compared to $81K for the 2006 fiscal year.  During the 2007 fiscal year, administrative salaries decreased by $4K or 2% to $166K during the 2007 fiscal year, as compared to $170K in the 2006 fiscal year.  Other corporate expense decreased during the 2007 fiscal year, by $29K or 4% to $666K, as compared to $695K in the 2006 fiscal year.

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

At June 30, 2007 we had cash and cash equivalents of $530K and working capital of $2,553K as compared to $693K of cash and cash equivalents and $10,632K of working capital at June 30, 2006.

Net cash used in operating activities totaled $1,848K during the 2007 fiscal year as compared to $970K of cash in operating activities used during the 2006 fiscal year. Cash generated from operating activities was partially offset by non-cash charges, including depreciation expense in the amount of $27K and amortization of intangible assets in the amount of $5K, impairment of goodwill of $3,120, impairment of associated company of $3,454,693 and impairment of deposit of investment $1,217,475.

Net cash used in investing activities was $1,390K for the 2007 fiscal year while net cash provided by investing activities was $823K for the 2006 fiscal year.  Funds used in investing activities consisted of addition of office equipment, addition of intangible assets, increased in short-term investment and short-term loan.

Net cash provided by financing activities was $2,174K for the 2007 fiscal year while net cash used in financing activities was $2,548K for the 2006 fiscal year.  Funds provided by financing activity were the net proceeds from the issuance of common stock during fiscals 2007 and 2006.

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
Intermost Corporation

We have audited the accompanying consolidated balance sheet of Intermost Corporation and subsidiaries as of June 30, 2007 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermost Corporation as of June 30, 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong	Albert Wong & Co.
August 11, 2008
Certified Public Accountants

INTERMOST CORPORATION

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2007 AND 2006
(Stated in US Dollars)

	Notes	2007	2006
ASSETS		(Restated)
Current assets
Cash and cash equivalents	2(e)	$530,468	$692,624
Accounts receivable, net	2(g)	4,085,123	8,431,792
Inventories		195,946	126,520
Deposits, prepayment and other receivables	3	1,538,435	834,242
Deposit of investment	4	150,000	-
Short-term loan	6	670,763	600,148
Short-term investment	2(i)	368,083	346,062
Stock in custodian		-	1,170,000

Total current assets		$7,538,818	$12,201,388
Restricted cash	2(f)	303,525	-
Unlisted investment	2(i)	893,526	593,991
Plant and equipment, net	7	51,414	50,880
Intangible assets, net		20,354	108,366
Investment in associated companies	2(m)	1,134,433	1,069,843
Goodwill	2(k),5	-	3,011,701

TOTAL ASSETS		$9,942,070	$17,036,169

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$3,927,964	$34,458
Accrued liabilities and other payable	8	792,560	177,375
Customers deposits		105,708	172,270
Advance from shareholder		160,000	-
Business and other taxes payable		-	1,185,060

Total current liabilities		$4,986,232	$1,569,163

TOTAL LIABILITIES		$4,986,232	$1,569,163

The accompanying notes are an integral part of the financial statements

INTERMOST CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2007 AND 2006
(Stated in US Dollars)

	Notes	2007	2006
		(Restated)

Minority interests		$267,046	$4,137,005

STOCKHOLDERS’ EQUITY
Preferred Stock $0.001 par value,
5,000,000 shares authorized,
nil share issued and outstanding
at June 30, 2007 and 2006		$-	$-

Common stock at $0.001 par value,
500,000,000 shares authorized,
215,370,278 shares issued and
outstanding at June 30, 2007;
153,290,278 shares issued and
outstanding at June 30, 2006	10	215,371	153,291
Treasury stock	10	(8,970)	-
Additional paid-in capital	10	24,216,705	21,715,793
Accumulated deficit		(19,289,509)	(10,691,452)
Accumulated other comprehensive income	2(t)	(444,805)	152,369

		$4,688,792	$11,330,001

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$9,942,070	$17,036,169

The accompanying notes are an integral part of the financial statements

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

	Notes	2007	2006
		(Restated)

Net revenues	2(n)	$4,680,532	$12,319,459
Cost of net revenues		(4,608,566)	(9,445,712)

Gross profit		$71,966	$2,873,747
Selling, general and administrative expenses		(1,028,525)	(1,236,721)

(Loss)/profit from operations		$(956,559)	$1,637,026
Investment income		102,230	168,395
Interest income		83,861	44,772
Other income		458	3,551
Written off of loan receivables		(49,818)	-
Equity in earnings of associated companies		(3,398)	27,684

		$(823,226)	$1,881,428
Unusual items
Impairment of goodwill	5	(3,119,872)	(563,323)
Impairment of associated company	13	(3,454,693)	-
Impairment of deposit of investment	4	(1,217,475)
Loss on disposal of an associated company		-	(1,814,705)

Loss before income taxes and minority interests		$(8,615,266)	$(496,600)
Income taxes	9	-	(427,809)

Net loss before minority interests		$(8,615,266)	$(924,409)
Minority interests		17,209	(1,192,791)

Net loss		$(8,598,057)	$(2,117,200)

Net loss per share:
-Basic		$(0.0469)	$(0.0157)

-Diluted		$(0.0469)	$(0.0157)

Weighted average number of common stock
-Basic		$183,458,168	$134,978,079

-Diluted		$183,458,168	$134,978,079

The accompanying notes are an integral part of the financial statements

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

				Additional	Accumulated
	No.			Paid	other
	shares	Common	Treasury	In	comprehensive	Accumulated
	outstanding	stock	stock	Capital	Income/(loss)	deficit	Total

Balance, July 1, 2005	87,949,472	$87,949	$-	$17,479,933	$(3,731)	$(8,574,252)	$8,989,899
Net income	-	-	-	-	-	(2,117,200)	(2,117,200)
Issuance of common stocks	65,340,806	65,342	-	4,235,860	-	-	4,301,202
Foreign currency translation
Adjustment	-	-	-	-	156,100	-	156,100

Balance, June 30, 2006	153,290,278	$153,291	$-	$21,715,793	$152,369	$(10,691,452)	$11,330,001

Balance, July 1, 2006	153,290,278	$153,291	$-	$21,715,793	$152,369	$(10,691,452)	$11,330,001
Net loss	-	-	-	-	-	(8,598,057)	(8,598,057)
Issuance of common stocks	62,080,000	62,080	-	2,500,912	-	-	2,562,992
Redemption of common stocks	0	-	(2,470)	-	-	-	(2,470)
Cancellation of common stocks	0	-	(6,500)	-	-	-	(6,500)
Foreign currency translation
Adjustment	-	-	-	-	(597,174)	-	(597,174)

Restated Balance, June 30, 2007	215,370,278	$215,371	$(8,970)	$24,216,705	$(444,805)	$(19,289,509)	$4,688,792

The accompanying notes are an integral part of the financial statements

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

	Note	2007	2006
Cash flows from operating activities		(Restated)
Net loss		$(8,598,057)	$(2,117,200)
Amortization of intangible assets		5,459	99,005
Impairment of goodwill	5	3,119,872	563,323
Impairment of associated company	13	3,454,693	-
Impairment of deposit of investment	4	1,217,475	-
Depreciation		27,414	20,002
Loss on disposal of fixed assets		1,820	-
Loss on disposal of an associated company		-	1,814,705
Written off of loan receivables		49,818
Equity in loss (earnings) of associated companies		3,398	(27,684)
Issuance of common stock in exchange for services		-	663,034
Bad debts written off		-	1,182
Minority interests		(17,209)	1,192,791

Adjustments to reconcile net loss to net cash
provided by operating activities:
Accounts receivable, net		(3,916,275)	(846,040)
Inventories		(150,290)	(114,726)
Deposits, prepayment and other receivable		(1,403,102)	(611,646)
Short-term loan		(31,581)	(600,148)
Accounts payables		3,825,757	(1,279,967)
Accrued liabilities and other payable		613,485	(773,440)
Customers deposits		(11,622)	44,253
Deferred revenue		(14,556)	(14,958)
Business and other taxes payable		(24,471)	417,217

Net cash used in operating activities		$(1,847,972)	$(1,570,297)

Cash flows from investing activities
Acquisition of plant and equipment		$(26,601)	$(43,008)
Acquisition of intangible asset		-	(26,350)
Increase in short-term investment		-	(153,707)
Deposit of investment		(1,363,572)	-

Net cash used in investing activities		$(1,390,173)	$(223,065)

Cash flows from financing activities
Advances from related parties		$155,837	$-
Redemption of common stocks		(790,594)	-
Proceeds from issuance and redemption of common stocks, net		3,104,000	2,548,438
Restricted cash		(295,627)	-

Net cash provided by financing activities		$2,173,616	$2,548,438

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

	2007	2006
	(Restated)
Net (decrease) increase in cash and cash equivalents	$(1,064,529)	$755,076

Effect of foreign currency translation on cash and cash equivalents	902,373	(200,105)

Cash and cash equivalents–beginning of year	692,624	137,653

Cash and cash equivalents–end of year	$530,468	$692,624

	2007	2006
Supplementary cash flow information:
Tax paid	$-	$481
Interest paid	-	-

The accompanying notes are an integral part of the financial statements

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 15, 2007, the Company dismissed E. Randall Gruber, CPA, PC as the independent auditors for the Company and engaged Samuel H. Wong & Co., LLC, CPA, PC to serve as its registered independent auditor.  On May 23, 2008 the Company dismissed Samuel H. Wong & Co., LLC, CPA, PC and engaged Albert Wong & Co., CPA to serve as its registered independent auditor to re-audit restate the financial statements for the year ended June 30, 2007 and to perform services on an ongoing basis.

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

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Description of Exhibit

16	Letter on Change in Certifying Accountant (1)
21	Significant Subsidiaries *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) *
31.3	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
31.4	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith.

(1)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2004.

(b)	Reports on Form 8-K

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

On October 30, 2007 the Registrant filed a Current Report disclosing the resignation of Mr. Shim Yang as Director with effective as of October 25, 2007

On February 21, 2008 the Registrant filed a Current Report disclosing the departure of Mr. Fred Peck, Mr. Chia Hsun Wu, Mr. Rocky Wulianghai, Mr. Wilbert Kim, Ms. Catalina Chan, Mr. Deng Xiang Xiong and election of Mr. Fred Peck, Mr. Chia Hsun Wu, Mr. Rocky Wulianghai and Mr. Hiroshi Shinohara as Directors and pursuant to a Special Shareholders Meeting, the Bylaws were amended to reduce the number of directors, within an authorized range of directors of three to seven, from seven to four with effective as of February 18, 2008.

On May 23, 2008 the Registrant filed a Current Report dismissing Samuel H. Wong & Company, LLP and engaging Albert Wong & Co., CPA as the Company’s independent accountant with effective as of May 23, 3008.

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

*
Audit fee for fiscal year ended June 30, 2007 was paid to the former auditors, E. Randall Gruber, CPA, K.M. Lee & Co., CPA and Samuel H. Wong & Company, LLP, in amount of US$100,000, US$16,500 and US$40,000 respectively.

Documents filed as part of this report:

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	30

CONSOLIDATED BALANCE SHEET	31-32

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME	33

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	34

CONSOLIDATED STATEMENT OF CASH FLOWS	35-36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	37-59

SIGNATURES AND EXHIBITS	60

To:   The board of directors and stockholders of
Intermost Corporation

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Intermost Corporation and subsidiaries as of June 30, 2007 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermost Corporation as of June 30, 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong	Albert Wong & Co.
August 11, 2008	Certified Public Accountants

INTERMOST CORPORATION

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2007 AND 2006
(Stated in US Dollars)

	Notes	2007	2006
ASSETS		(Restated)
Current assets
Cash and cash equivalents	2(e)	$530,468	$692,624
Accounts receivable, net	2(g)	4,085,123	8,431,792
Inventories		195,946	126,520
Deposits, prepayment and other receivables	3	1,538,435	834,242
Deposit of investment	4	150,000	-
Short-term loan	6	670,763	600,148
Short-term investment	2(i)	368,083	346,062
Stock in custodian		-	1,170,000

Total current assets		$7,538,818	$12,201,388
Restricted cash	2(f)	303,525	-
Unlisted investment	2(i)	893,526	593,991
Plant and equipment, net	7	51,414	50,880
Intangible assets, net		20,354	108,366
Investment in associated companies	2(m)	1,134,433	1,069,843
Goodwill	2(k),5	-	3,011,701

TOTAL ASSETS		$9,942,070	$17,036,169

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$3,927,964	$34,458
Accrued liabilities and other payable	8	792,560	177,375
Customers deposits		105,708	172,270
Advance from shareholder		160,000	-
Business and other taxes payable		-	1,185,060

Total current liabilities		$4,986,232	$1,569,163

TOTAL LIABILITIES		$4,986,232	$1,569,163

See accompanying notes to consolidated financial statements

INTERMOST CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2007 AND 2006
(Stated in US Dollars)

	Notes	2007	2006
		(Restated)

Minority interests		$267,046	$4,137,005

STOCKHOLDERS’ EQUITY
Preferred Stock $0.001 par value,
5,000,000 shares authorized,
nil share issued and outstanding
at June 30, 2007 and 2006		$-	$-

Common stock at $0.001 par value,
500,000,000 shares authorized,
215,370,278 shares issued and
outstanding at June 30, 2007;
153,290,278 shares issued and
outstanding at June 30, 2006	10	215,371	153,291
Treasury stock	10	(8,970)	-
Additional paid-in capital	10	24,216,705	21,715,793
Accumulated deficit		(19,289,509)	(10,691,452)
Accumulated other comprehensive income	2(t)	(444,805)	152,369

		$4,688,792	$11,330,001

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$9,942,070	$17,036,169

See accompanying notes to consolidated financial statements

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

	Notes	2007	2006
		(Restated)

Net revenues	2(n)	$4,680,532	$12,319,459
Cost of net revenues		(4,608,566)	(9,445,712)

Gross profit		$71,966	$2,873,747
Selling, general and administrative expenses		(1,028,525)	(1,236,721)

(Loss)/profit from operations		$(956,559)	$1,637,026
Investment income		102,230	168,395
Interest income		83,861	44,772
Other income		458	3,551
Written off of loan receivables		(49,818)	-
Equity in earnings of associated companies		(3,398)	27,684

		$(823,226)	$1,881,428
Unusual items
Impairment of goodwill	5	(3,119,872)	(563,323)
Impairment of associated company	13	(3,454,693)	-
Impairment of deposit of investment	4	(1,217,475)
Loss on disposal of an associated company		-	(1,814,705)

Loss before income taxes and minority interests		$(8,615,266)	$(496,600)
Income taxes	9	-	(427,809)

Net loss before minority interests		$(8,615,266)	$(924,409)
Minority interests		17,209	(1,192,791)

Net loss		$(8,598,057)	$(2,117,200)

Net loss per share:
-Basic		$(0.0469)	$(0.0157)

-Diluted		$(0.0469)	$(0.0157)

Weighted average number of common stock
-Basic		$183,458,168	$134,978,079

-Diluted		$183,458,168	$134,978,079

The accompanying notes are an integral part of the financial statements

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

				Additional	Accumulated
	No.			Paid	other
	shares	Common	Treasury	In	comprehensive	Accumulated
	outstanding	stock	stock	Capital	Income/(loss)	deficit	Total

Balance, July 1, 2005	87,949,472	$87,949	$-	$17,479,933	$(3,731)	$(8,574,252)	$8,989,899
Net income	-	-	-	-	-	(2,117,200)	(2,117,200)
Issuance of common stocks	65,340,806	65,342	-	4,235,860	-	-	4,301,202
Foreign currency translation
Adjustment	-	-	-	-	156,100	-	156,100

Balance, June 30, 2006	153,290,278	$153,291	$-	$21,715,793	$152,369	$(10,691,452)	$11,330,001

Balance, July 1, 2006	153,290,278	$153,291	$-	$21,715,793	$152,369	$(10,691,452)	$11,330,001
Net loss	-	-	-	-	-	(8,598,057)	(8,598,057)
Issuance of common stocks	62,080,000	62,080	-	2,500,912	-	-	2,562,992
Redemption of common stocks	0	-	(2,470)	-	-	-	(2,470)
Cancellation of common stocks	0	-	(6,500)	-	-	-	(6,500)
Foreign currency translation
Adjustment	-	-	-	-	(597,174)	-	(597,174)

Restated Balance, June 30, 2007	215,370,278	$215,371	$(8,970)	$24,216,705	$(444,805)	$(19,289,509)	$4,688,792

See accompanying notes to consolidated financial statements

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

	Note	2007	2006
Cash flows from operating activities		(Restated)
Net loss		$8,598,057)	$2,117,200)
Amortization of intangible assets		5,459	99,005
Impairment of goodwill	5	3,119,872	563,323
Impairment of associated company	13	3,454,693	-
Impairment of deposit of investment	4	1,217,475	-
Depreciation		27,414	20,002
Loss on disposal of fixed assets		1,820	-
Loss on disposal of an associated company		-	1,814,705
Written off of loan receivables		49,818
Equity in loss (earnings) of associated companies		3,398	(27,684)
Issuance of common stock in exchange for services		-	663,034
Bad debts written off		-	1,182
Minority interests		(17,209)	1,192,791

Adjustments to reconcile net loss to net cash
provided by operating activities:
Accounts receivable, net		(3,916,275)	(846,040)
Inventories		(150,290)	(114,726)
Deposits, prepayment and other receivable		(1,403,102)	(611,646)
Short-term loan		(31,581)	(600,148)
Accounts payables		3,825,757	(1,279,967)
Accrued liabilities and other payable		613,485	(773,440)
Customers deposits		(11,622)	44,253
Deferred revenue		(14,556)	(14,958)
Business and other taxes payable		(24,471)	417,217

Net cash used in operating activities		$(1,847,972)	$(1,570,297)

Cash flows from investing activities
Acquisition of plant and equipment		$(26,601)	$(43,008)
Acquisition of intangible asset		-	(26,350)
Increase in short-term investment		-	(153,707)
Deposit of investment		(1,363,572)	-

Net cash used in investing activities		$(1,390,173)	$(223,065)

Cash flows from financing activities
Advances from related parties		$155,837	$-
Redemption of common stocks		(790,594)	-
Proceeds from issuance and redemption of common stocks, net		3,104,000	2,548,438
Restricted cash		(295,627)	-

Net cash provided by financing activities		$2,173,616	$2,548,438

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

	2007	2006
	(Restated)
Net (decrease) increase in cash and cash equivalents	$(1,064,529)	$755,076

Effect of foreign currency translation on cash and cash equivalents	902,373	(200,105)

Cash and cash equivalents–beginning of year	692,624	137,653

Cash and cash equivalents–end of year	$530,468	$692,624

	2007	2006
Supplementary cash flow information:
Tax paid	$-	$481
Interest paid	-	-

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

The Company is engaged in providing, directly and through its subsidiaries and associated companies, business portal and e-commerce solutions, the sale of photographic equipment and the sale of digital security imaging system in the People's Republic of China (the "PRC" or "China"), including Hong Kong; and VOIP services in Taiwan. Segment information is provided at Note 12. The Company's fiscal year-end is June 30.

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

The consolidated financial statements include the accounts of Intermost Corporation (the Company) and its ten subsidiaries, two associate companies and one affiliate company, constituting the group. Significant inter-company transactions have been eliminated in consolidation. The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries, and the ownership interests of minority investors are recorded as minority interests.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s subsidiaries and affiliated companies and their principal activities as of June 30, 2007 are summarized as follows:

Name	Place of incorporation of organization	Percentage of Equity Interest Attributable to the Company	Principal Activities
Intermost Limited ("IL")	British Virgin Islands	100%	Investment holding
China E.com Information Technology Ltd.("CECITL")*	PRC	100%	Business portal and e-commerce solutions
IMOT Information Technology (Shenzhen) Ltd. ("IITSL")*	PRC	100%	Investment holding
ChinaE.com Investment Consultants (Shenzhen) Company Ltd. (“CECICSL”)**	PRC	100%	Inactive
Intermost (H.K.) Limited ("IHKL")	Hong Kong	100%	Inactive
Shenzhen Bank Union & Jiayin E-commerce Company Ltd. ("SBUJE")**	PRC	55.30%	Inactive
Intermost Focus Advertising Company Ltd.("IFACL")**	PRC	90%	Inactive
Shanghai Newray Photographic Equipment Co., Ltd. ("SNPE")**	PRC	51%	Sales of photographic equipment, and LCD monitors
China E.com Technology (Shenzhen) Ltd.("CECTSL")*	PRC	100%	Business postal and e-commerce solutions
Hainan Concord Financial Products Development Co., Ltd. ("HCFPDCL")**	PRC	80%	Private equity exchange & investment holding
Shenzhen International Hi-Tech Property Right Exchange Centre ("SIHTPREC")***	PRC	15%	Private equity exchange
Golden Anke (GATL) ***	PRC	49%	Sales of photographic equipment, and LCD monitors
Hainan Special Economic Zone Property Right Exchange Center (PREC)***	PRC	21%	Private Property Right Exchange
Leader Palace (LP)	British Virgin Islands	100%	VOIP services

*    CECITL, IITSL and CECTSL are wholly foreign owned enterprises established in the PRC to be operated for a period of 10 years until 2008.

 **     SBUJE, IFACL, SNPE, HCFPDCL and CECICSL are equity joint ventures established in the PRC to be operated for a period of 10 years and 20 years until 2009, 2010, 2013, 2015 and 2026 respectively. They are subsidiaries of the Company and their operations are consolidated into the Company's financial statements.

 ***  PREC is equity joint venture established in the PRC to operate for a period of years until 2033. GATL and PREC are associated companies of the Company and are accounted for under the equity method of accounting. SIHTPREC is an affiliated company and is accounted for under the cost method.

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

Restricted cash represents time deposit accounts in Mega International Commercial Bank under one year Performance Guarantee Contract between Innocom Telecom Holdings and Leader Palace International Limited to secure the performance of Innocom as a service provider to Chunghwa Telecom Co. Ltd. The contract will be ended at April 9, 2008 with renewable terms.

(g)	Accounts receivable

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

The non-marketable equity security investments are presented at historical cost because the Company does not have significant influence over the underlying investments. These investments are subject to a periodic impairment review. To the extent any impairment is considered other-than-temporary, the investment is written down to its fair value and the loss is recorded as interest income and other, net. See Note 13 for impairment of investment.

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

See Note 4 for impairment of deposit of investment and Note 13 for impairment of investment in associated company.

(m)	Associated Company

An associated company is a business enterprise in which the Company owns between 20% and 50% of the equity capital, and does not have direct or indirect or joint control, and therefore, has only limited ability to participate in financial and operating policy decisions.

The Company's investment in associated companies is accounted for under the  equity method of accounting, whereby the investment is initially recorded at cost and the carrying amount is adjusted thereafter for the post acquisition change in the Company's share of the associated company's results of operations. See Note 13 for investment in associated company impairment details.

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

The subsidiaries incorporated in BVI while operating in Taiwan will be considered  non-resident for the purpose of the profit-seeking enterprise income tax which is from 0% to 25%. However, it will be subject to profit-seeking enterprise income tax only for its income derived from Taiwan sources.

The subsidiaries are subject to Hong Kong profits tax rate of 17.5%.

The Company is subject to United States federal corporate income tax according to Internal Revenue Code Sections 951 and 957.  Corporate income tax is imposed on graduated rates.

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

	June 30, 2007	June 30, 2006
Year end HKD : US$ exchange rate	7.8172	7.7680
Average yearly HKD : US$ exchange rate	7.7959	7.7585

	June 30, 2007	June 30, 2006
Year end TWD : US$ exchange rate	32.8599	32.6190
Average yearly TWD : US$ exchange rate	32.9517	32.5920

	June 30, 2007	June 30, 2006
Year end RMB : US$ exchange rate	7.6248	8.0065
Average yearly RMB : US$ exchange rate	7.8285	8.0229

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

The Company does not anticipate that the adoption of the above standards will have a material impact on these consolidated financial statements.

3.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables are summarized as follow:

	2007	2006

Rental and utilities deposits	$7,508	$9,617
Advance to employees	2,142	2,065
Prepaid expenses	35,889	2,842
Loan Interest receivable (a)	116,547	40,810
Investment Income (b)	-	5,272
Due from stockholders (c)	65,575	30,210
Other Loan	-	48,088
Advance to supplier (d)	298,931	-
Trade deposit paid (e)	1,293	694,160
Other receivables (f)	1,000,000	-
Others	10,550	1,178
	$1,538,435	$834,242

(a)
Cash loan interest receivable from an un-related third party of US$250,000 and US$350,000 at 12% p.a. for period from July 1, 2006 to June 30, 2007 and for period from November 28, 2005 to June 30, 2006 and December 12, 2005 to June 30, 2006, respectively.

(b)	Investment income for period from June 1, 2006 to June 30, 2007 and for period from April 1, 2005 to June 30, 2005.

(c)	The amount receivable from the minority stockholders of Shanghai Newray Photographic Equipment Co., Ltd. of Rmb245,000 is unsecured, non-interest bearing, and due and payable on demand.

(d)	An advance to supplier of RMB 2,574,289 for the VOIP services. This advance is unsecured, non-interest bearing, and due on demand.

(e)	Trade deposit of security systems and spare parts prepaid to the suppliers for the sales orders placed by the customers.

(f)	Other receivables are the amount that will be collected from an associated company, Golden Anke Technology, Ltd. It is unsecured, non-interest bearing, and, due and payable on demand.

4.	DEPOSIT OF INVESTMENT

The initial deposit $1,400,000 was paid to an unrelated company in Taiwan for a pending acquisition. In June 2008, the company was no longer active in the acquisition. The expected refund could be confirmed at $150,000. The remaining part of the deposit $1,250,000 less $32,525 translation adjustment, at $1,217,475, was unable to confirm. This impairment was considered not a temporary one, no other future cash flow value could be calculated and so impairment should be provided in current year to recognize the impairment loss.

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

	RMB	USD
Goodwill acquired in HCFPDCL transaction on Jan 6, 2005	$7,272,437	$896,725
Impairment for the year ended June 30, 2006	-	-

Balance at June 30, 2006	$7,272,437	$896,725
Foreign currency translation adjustment	-	32,244
Impairment for the year ended June 30, 2007	(7,272,437)	(928,969)

Balance at June 30, 2007	$-	$-

6.	SHORT-TERM LOAN

The Company loaned to an un-related third party, the amounts of US$250,000 and US$350,000 on November 28, 2005 and December 12, 2005, respectively, at an interest rate of 12% per annum.  The amounts are due and payable on September 28, 2006 and September 12, 2006 respectively. These loans are still outstanding and the Company  continues charge loan interest accordingly.

7.	PLANT AND EQUIPMENT, NET

Plant and equipment comprise the followings:

	2007	2006
At cost
Computer equipment	$166,813	$159,232
Furniture and office equipment	51,562	51,562
Motor vehicles	7,049	10,262

	$225,424	$221,056
Less: accumulated
Depreciation	(174,010)	(170,176)

	$51,414	$50,880

Depreciation expenses were $28,146 and $ 20,002 for the years ended June 30, 2007 and June 30, 2006 respectively.

8.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables are summarized as follows:

	2007	2006
Wages and bonus	$23,031	$31,410
Consultancy fees	100,071	88,506
Legal and professional fees	37,737	35,563
Audit and review fees	43,000	2,500
Loan interest payable	7,275	-
Loan from shareholder	500,000	-
Other	81,446	19,396

	$792,560	$177,375

9.	INCOME TAXES

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

The reconciliation of the United States federal income tax rate to the effective income tax rate based on loss before income taxes stated in the consolidated statements of operations is as follows:

Deferred taxation consisted of:

	2007	2006

Net operating loss carry forwards	$8,598,057	$990,526
Valuation allowance	(8,598,057)	(990,526)

Deferred tax assets, net	$-	$-

The change in valuation allowance from June 30, 2006 to June 30, 2007 is primarily related to the tax effects of the increase in the net operating loss in the current fiscal year. The Company has net operating loss carry forwards totaling approximately $8.6 million as of June 30 2007, primarily relating to operations in the PRC and Taiwan. A valuation allowance has been established for the full amount of the deferred tax benefit related to those loss carry forwards and other deferred tax assets as management believes that their realization is uncertain.

10.	STOCKHOLDERS’ EQUITY

Year ended June 30, 2007

On September 25, 2006, November 17, 2006 and May 21, 2007, we authorize the issuance of 20,000,000, 20,000,000 and 22,000,000 shares respectively of common stock with a value of $0.05 per share to First Federal Holding Ltd. for private placement. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offeree and the parties they designated to receive the stock were accredited investors.

On November 17, 2006, we authorized the issuance of 80,000 shares of common stock with a value of $0.05 per share to an individual. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offeree and the parties they designated to receive the stock were accredited investors.

The Company redeemed 2,470,000 shares at $0.326 from Shenzhen International Hi-Tech Property Right Exchange Centre in December 2006. The share certificate was kept in Hong Kong office as at June 30, 2007.

The Company invested 25% of SFVI in October 2003. The Company decided to withdraw the investment in May 2006.

The Company redeemed 6,500,000 shares at $0.18 and the loss was erroneously overstated by $390,000. This accounting error had been corrected to the accumulated deficit at June 30, 2007 as prior year adjustment.  The share certificates were kept in Hong Kong office as at June 30, 2007.

Year Ended June 30, 2006

On July 26, 2005, we authorize the issuance of 1,028,278 shares of common stock with a value of $0.05 per share to A3W Infrastructure Corporation for private placement. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by the Company in making this offering and the offeree and the parties they designated to receive the stock were accredited investors.

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

11.	COMMITMENTS

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

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant inter-company transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the year ended June 30, 2007 and 2006 are as follows:

(a)	Net revenues
	2007	2006
E-commerce solutions	$80,285	$172,051
Consultancy fee	-	(925)
Photographic business	1,628	96,215
VOIP services	4,598,619	-
Sales of digital security system	-	12,052,118

	$4,680,532	$12,319,459

PRC	81,913	12,319,459
Taiwan	4,598,619	-

	$4,680,532	$12,319,459

(b)	Net Profit/(loss)
	2007	2006
E-commerce solutions	$(417,439)	$(328,386)
Consultancy fee	-	111,261
Photographic business	(27,110)	(588,538)
VOIP services	(1,164,073)	-
Sales of digital security system	-	1,127,721

	$(1,608,622)	$322,058

Reconciliation:
(Loss)/profit for reportable segments	$(1,608,622)	$322,058
Unallocated corporate expenses	10,206,679	(2,439,258)

	$(8,598,057)	$(2,117,200)

(c )         Assets
	2007	2006
E-commerce solutions	$477,168	$98,779
Consultancy fee	-	1,314,122
Photographic business	-	246,004
VOIP services	4,700,131	-
Sales of digital security system	3,780,744	11,360,773

	$8,958,043	$13,019,678

Reconciliation:
Total assets for reportable segments	$8,958,043	$13,019,678
Other corporate assets	984,027	4,016,491

	$9,942,070	$17,036,169

(d)         Other items
	2007	2006
E-commerce solutions	$25,541	$16,053
Consultancy fee	1,051	1,810
Photographic business	37	416
Unallocated corporate assets	1,517	1,723

	$28,146	$20,002

Expenditures for fixed assets:
E-commerce solutions	$24,119	$41,519
Consultancy fee	-	1,489
Unallocated corporate assets	2,482	-

	$26,601	$43,008

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

An investment in an associated company Golden Anke Technology, Ltd. with an equity balance of $3,454,693 was found being impaired in a non-temporary nature and written-off in the current year statement of income to recognize the impairment loss. See Note 3(f) for the balance to be recovered.

14.	GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $8,598,057 for the year ended June 30, 2007 and has an accumulated deficit of $19,289,509 as of June 30, 2007. The Company also continues to experience negative cash flows from operations. The Company will be required to raise additional capital to fund its operations, and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to strengthen its core business, control its overall expenditures, improve the efficiency of its operations and continue its efforts to expand by acquiring other business opportunities. During the year ended June 30, 2007, the Company raised additional capital by several private placements of $3,104,000.

15.	SUBSEQUENT EVENT

In July 2007, the Company has signed a letter of intent to invest in a Taiwan company, which is a manufacturer of touch screen with clientele mainly in Taiwan. In June 2008, the company is no longer active in this transaction and has been getting partial refund from the other party. Impairment loss was provided accordingly for the non-confirmable part.

16.	RESTATEMENTS

On October 26, 2007, the Company filed the consolidated balance sheets as of June 30, 2007 and 2006, its consolidated statements of income, stockholders’ equity and cash flow for the year ended June 30, 2007, in Form 10KSB Part III Item 14 Page 37-63 with the Securities and Exchange Commission (SEC). The Company received a comment letter from the Office of the Chief Accountant of the Division of Corporation Finance of SEC regarding certain disclosures in the Company’s financial statements for the year ended June 30, 2007. The Company could not reach the original auditor for assistance. Therefore, it determined to re-do the 2007 audit and restate the financial statements. This financial statements contained in this report reflect the newly-performed audit.  Other statements and reports affected by these developments will be filed with SEC. The effects of the restatements are shown in the following tables.

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

As a result of restatement of the consolidated balance sheet as of June 30, 2007, total assets decreased from $15,885,552 as originally reported, to $9,942,070, a decrease of $5,943,482. The decrease of total assets was derived from a decrease of $303,525 in cash and cash equivalents, a decrease of $730,648 in deposit, prepayment and other receivables, an increase of $150,000 for deposit in investment and a decrease of $5,362,834 in investment in associated companies and an increase of $303,525 in restricted cash. There were no changes in liabilities. The minority interest was decreases from $732,762 to $267,046, a $561,725 reduction. The corresponding changes in Stockholders’ equity were: an increase of $981,469 in additional paid-in capital, an increase of accumulated deficit $5,897,510, and a decrease of accumulated other comprehensive income of $561,725. The total stockholders’ equity was restated from $10,166,558 as originally reported, to $4,688,792, a decrease of $5,477,766. The total liabilities and stockholders’ equity were restated from $15,885,552 as originally reported, to $9,942,070, a decrease of $5,943,482.

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

As a result of restatement of consolidated income and comprehensive income for the year ended June 30, 2007, total net loss increased from $3,090,547 as originally reported, to $8,598,057, an increase of $5,507,510. The increased loss was composed of a decrease of $928,969 in selling, general and administrative expenses, an increase of 49,818 in written-off loan receivables and 3,398 in other receivables, an increase of $3,119,872 in impairment of goodwill, impairment of associated company of $3,454,693, impairment of deposit of investment of $1,217,475, and a decrease of $1,408,777 in equity in earnings of associated companies. The movement of shares provided from the stock transfer agent was applied to calculate the weighted average number of shares of common stock, so the net loss per share was changed from $0.0242 to $0.0469, an increase of $0.0227. The basic and dilute weighted average number of common stock was changed from 127,894,970 to 183,458,168, an increase of 55,563,192.

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

As a result of the restatement, the net cash provided by operating activities for the year ended June 30, 2007 decreased by $3,825,873 from $1,977,901 as originally reported, to ($1,847,972); net cash used in investing activities decreased by $2,374,002 from ($3,764,175) as originally reported,, to ($1,390,173); net cash provided by financing activities decreased by $2,851,69 from $2,458,785 as originally reported, to $2,173,616; and the effect of foreign currency translation on cash and cash equivalents was increased by $1,594,997 from ($531,142) as originally reported, to $902,373. The cash and cash equivalents at end of year was decreased by $303,525 from $833,993 as originally reported, to $530,468 owing to the reclassification of cash and cash equivalents to restricted cash.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMOST CORPORATION

By:	/s/ Rocky Wulianghai
Rocky Wulianghai
President and Chief Executive Officer

By:	/s/ Thomas Lee
Thomas Lee
Chief Financial Officer

Dated:  November 25, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date:

/s/ Fred Peck	Director	November 25, 2008
Fred Peck

/s/ Chia Hsun Wu	Director	November 25, 2008
Chia Hsun Wu

/s/ Rocky Wulianghai	Director, President	November 25, 2008
Rocky Wulianghai	and Chief Executive Officer

/s/ Hiroshi Shinohara	Director	November 25, 2008
Hiroshi Shinohara