Form 10-Q
period 2008-12-31
INTERMOST CORP
filed 2009-02-17
CIK 1088312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 213,281,873 shares of common stock as of January 29, 2009.

ITEM 1.  FINANCIAL STATEMENTS.

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec 31, 2008	June 30, 2008
ASSETS	USD	USD
Current Assets
Cash and cash equivalents	442,917	640,200
Accounts receivable, net	504,303	3,949,653
Inventories	0	0
Deposits, prepayments and other receivables	1,052,813	1,318,880
Deposit of investment	0	0
Short-term loan	674,831	670,288
Short-term investment	0	0

Total current assets	2,674,864	6,579,021

Other Assets
Restricted cash	316,249	313,732
Unlisted investment	942,925	937,363
Plant and equipment, net	155,005	74,568
Intangible assets, net	13,351	16,365
Investment in an associated company	1,267,875	1,258,742

TOTAL ASSETS	5,370,269	9,179,791

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	76,565	3,353,240
Accrued liabilities and other payable	880,043	759,353
Customer deposits	86,447	83,999
Advance from a shareholder	0	159,600
Advance from a related company	478,621	475,173
Business and other taxes payable	1,107	1,047

Total current liabilities	1,522,783	4,832,412

Minority interests	10,730	12,418

STOCKHOLDERS' EQUITY
Preferred stock, par value US$0.001 per share
Authorized - 5,000,000 shares
Issued and outstanding - None
Common stock, par value US$0.001 per share
Authorized - 5000,000,000 shares
Issued and outstanding - 215,370,278 shares	213,282	213,282
at June 30, 2007 and Sept 30, 2007
Treasury stock	0	0
Additional paid-in capital	24,843,131	24,843,131
Accumulated deficit	(21,347,890)	(20,846,563)
Accumulated other comprehensive loss	128,233	125,111
	3,836,756	4,334,961
TOTAL LIABILITIES, MINORITY INTERESTS AND
STOCKHOLDERS' EQUITY	5,370,269	9,179,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended Dec 31,
	2008	2007
		(restated)
		USD
Net revenue	277	4,445
Cost of revenues	(2,176)	(17,048)
Gross profit	(1,899)	(12,603)
Costs and expenses:
Selling, general and administrative expenses	(282,537)	(176,397)
Impairment of goodwill		0
Exchange differences	(321)	224
Amortization of intangible assets	(2,497)	(2,018)
Total costs and expenses	(285,355)	(178,191)

Loss from operations	(287,254)	(190,794)
Interest income	2,354	28,115
Loan interest income	14,337	5
Investment income (loss)	0	0
Other income (loss), net	(2,057)	3,290
Loss before income taxes, minority interests
and equity in earnings of associated companies	(272,620)	(159,384)
Income taxes	0	0
Loss before minority interests and equity in
earnings of associated companies	(272,620)	(159,384)
Minority interests	760	0
Loss before equity in earnings of
associated companies	(271,860)	(159,384)
Equity in earnings of associated companies	0	0

Loss before extra-ordinary items	(271,860)	(159,384)
Loss on closing a subsidiary company	0	0

Net loss	(271,860)	(159,384)

Net loss per common share-basic and diluted	(0.001)	(0.001)

Weighted average number of common shares
outstanding-basic and diluted	213,281,873	214,882,759

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six months ended Dec 31,
	2008	2007
		(restated)
		USD
Net revenue	797	12,043
Cost of revenues	(2,268)	(54,013)
Gross profit	(1,471)	(41,970)
Costs and expenses:
Selling, general and administrative expenses	(529,142)	(349,519)
Impairment of goodwill		0
Exchange differences	737	224
Amortization of intangible assets	(3,149)	(2,850)
Total costs and expenses	(531,554)	(352,145)

Loss from operations	(533,025)	(394,115)
Interest income	4,977	36,140
Loan interest income	29,047	16,249
Investment income (loss)	0	0
Other income (loss), net	(4,114)	3,290
Loss before income taxes, minority interests
and equity in earnings of associated companies	(503,115)	(338,436)
Income taxes	0	0
Loss before minority interests and equity in
earnings of associated companies	(503,115)	(338,436)
Minority interests	1,788	4
Loss before equity in earnings of
associated companies	(501,327)	(338,432)
Equity in earnings of associated companies	0	0

Loss before extra-ordinary items	(501,327)	(338,432)
Loss on closing a subsidiary company	0	0

Net loss	(501,327)	(338,432)

Net loss per common share-basic and diluted	(0.002)	(0.002)

Weighted average number of common shares
outstanding-basic and diluted	213,281,873	215,126,518

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended Dec 31,
	2008	2007
		(restated)
	USD	USD
Cash flows from operating activites
Net loss	(501,327)	(338,432)
Amortization of intangible assets	3,149	2,850
Depreciation	41,047	12,336
Minority interests	(1,788)	32,284
Increase (decrease) in operating assets-
Accounts receivables	3,492,347	243,269
Inventories		(8,634)
Deposits, prepayments and other receivables	183,081	76,568
Increase (decrease) in operating liabilities-
Accounts payable	(3,318,430)	(231,310)
Accrued liabilities	114,753	(38,197)
Cutomer deposits	2,328	4,188
Deferred revenue	632	(4,996)
Business taxes and government surcharges payable	(24)	(1,150)
Net cash generated from/(used in) operating activities	15,768	(251,224)
Cash flows from investing activities
Acquisition of plant and equipment	(121,365)	0
Increase (decrease) in short term loan	322	(1,114)
Net cash used in investing activities	(121,043)	(1,114)
Cash flows from financing activities
Loan from a related company	(161,606)	110,949
Restricted cash	(242)	(3,415)
Net cash (used in)/generated from financing activities	(161,848)	107,534

Cash and cash equivalents
Net increase (decrease)	(267,123)	(144,804)
Accumulated other comprehensive loss	69,840	7,378
Balance at beginning of period	640,200	530,468
Balance at end of period	442,917	393,042

Supplemental cash flow information:
Cash paid for interest	0	0
Cash paid for income taxes	0	0
Non-cash investing and financing activities:
Receivable from issuance of common stock	0	0
Issuance of reserved common stock	0	0
Issuance of common stock for service	0	0
Acquisition of associated companies	0	0
Acquisition of subsidiaries:
Non-cash assets acquired	0	0
Liabilities assumed in acquisition	0	0
Issuance of common stock for service	0	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED DEC 31, 2008 AND 2007

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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2008, the results of operations for the three months ended December 31, 2008 and 2007, and the cash flows for the three months ended December 31, 2008 and 2007. The balance sheet as of June 30, 2008 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the Securities and Exchange Commission.

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

The results of operations for the six months ended December 31, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2008.

2.  NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the three months ended December 31, 2008 and 2007. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Rmb continuously appreciated to Rmb6.8718 for US$1 at June 30, 2008. And the Rmb further appreciated to Rmb6.8223 for US$1 at this quarter ended December 31, 2008.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

For the purposes of financial statements presentation, the United States dollars equivalents of the all numbers are translated at the rate of USD$1 to Rmb6.8223.

4.  STOCK-BASED COMPENSATION

The Company may periodically issue shares of common stock for services rendered or for financing costs. The Company may also periodically issue shares of common stock in conjunction with the acquisition of all or a portion of the equity interest in a business. The shares of common stock vest immediately on issuance and are not subject to any redemption rights.

The value of the shares of common stock issued for accounting purposes is based on the market price of the shares at the date of the transaction or on the fair value of the services rendered or net assets acquired, whichever is more determinable, based on the specific facts and circumstances of each transaction. The Company did not issue any stock during the three-month period ended December 31, 2008 for any services rendered or assets acquired.

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

In accordance with SFAS No. 123, the Company will provide footnote disclosures with respect to stock-based employee compensation. The value of a stock-based award will be determined using the Black-Scholes option-pricing model, whereby compensation cost is the fair value of the award as determined by the pricing model at the grant date or other measurement date. The resulting amount will be charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period. Stock options issued to non-employee directors at fair market value will be accounted for under the intrinsic value method.

The Company did not have any stock options outstanding during the period ended December 31, 2008. Accordingly, no pro forma financial disclosure is provided herein.

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

6.  CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Country Risk - The Company is subject to the consideration and risks of operating in the People's Republic of China (the "PRC"). These include risks associated with the political and economic environment, foreign currency exchange and the legal system in the PRC. The economy of the PRC differs significantly from the economies of the "western" industrialized nations in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the PRC government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC government to control inflation have significantly restrained economic expansion in the recent past. Similar actions by the PRC government in the future could have a significant adverse effect on economic conditions in PRC.

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

8.  CONCENTRATION

On August 10, 2004, we purchased 51% of the issued and outstanding shares of Golden Anke Technology Ltd. (“Golden Anke”) from two of its shareholders, Tu Guoshen and Li Zhiquan, to IMOT Technology for $3.24 million, payable by issuance of 12 million shares of our common stock.  The value of our common stock was determined by applying a 20% discount to the average closing price during the period from January 20 to March 19, 2004.  On or about February 15, 2007 we sold approximately two percent (2%) of the outstanding shares in Golden Anke to an unaffiliated minority stockholder so that this minority stockholder could seek an independent listing of Golden Anke on a UK exchange, thus reducing our ownership from approximately 51% to approximately 49%.  We discovered that GATL was no longer seeking a public listing and negotiated an exit settlement pursuant to which they would buy back our 49% ownership interest for US$1 million.  To date we have collected US$200,000 of this amount.

The Company entered into a joint venture agreement with other PRC investors on February 19, 2008 to spin off the equity exchange related subsidiaries and associated companies.  The PRC investors agreed to form a new company to hold these subsidiaries and associated companies and seek an independent listing of the new company, named China Equity Platform Group Limited, on a US exchange.  The parties are still discussing interpretations of various provisions of the joint venture agreement. If and when the spin off process is completed, IMOT will get 60% of the common stock of the newly formed company. The spin off is still waiting for the approval from PRC Officials.  The subsidiaries and associated companies to be spun off are as follows:

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

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered; as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc.   Segment information for the six months period ended December 31, 2008 is as follows:

(a)  Net revenues:

	Six Months Ended December 31, 2008
	Rmb’000	US$’000
E-commerce solutions	5	1

	5	1

(b)  Net loss before equity in earnings of associated companies:

	Six Months Ended December 31, 2008
	Rmb’000	US$’000

E-commerce solutions	(1,554)	(229)
Consulting	(430)	(63)
Corporate	(1,430)	(211)
	(3,414)	(503)

(c)  Assets:

	As of December 31, 2008
	Rmb’000	US$’000
E-commerce solutions	6,202	909
Consulting	16	2
VOIP call minutes	7,369	1,080
Corporate	23,051	3,379
	36,638	5,370

Substantially all of the Company's identifiable assets are located in the PRC.

(d)  Other items:

	Six Months Ended December 31, 2008
	Rmb’000	US$’000
Depreciation:
E-commerce solutions	256	38
Consulting	0	0
Corporate expenses	23	3
	279	41

There was a fixed expenditure for fixed assets amounting to $121K during the six months ended December 31, 2008.

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

Overview

We believe that the People’s Republic of China represents an exciting emerging world market whose role in the global economy is, despite recent global economic slowdown, increasing steadily.  China’s economic growth rate, measured by its gross domestic product, has consistently been higher than 7% over the past 10 years.  This economic growth is attributable to many factors, including investment in the country’s infrastructure, increased privatization of businesses and an abundant source of labor.  Currently, we offer products and services to businesses and consumers located primarily in China.  Our plan is to take advantage of China’s economic growth to expand our existing businesses and, possibly, in the future, to sell our products and services outside of China.  We also have begun to acquire diverse businesses that are not dependent on, or directly related to, each other.  We believe that diversification is a good hedge against the collapse of a single industry, such as the global collapse of the technology industry that occurred in 2000.  We expect that any acquisitions we make will improve our financial condition, although we cannot guarantee any such result.

Amidst global economic slowdown we continue to diversify our business, not only so that we will no longer be dependent on one market for revenue, but also so that we will be poised to take advantage of future economic recovery.  Generally, the issuance of our common stock represents some or all of the purchase price we pay for an acquired business.  We believe that the continued active trading of our common stock will be important to the principals of target companies and future acquisitions may be dependent on the active trading of our common stock.  However, our common stock has not been actively traded and, if our common stock continues to trade with limited volume and at current levels we may not be able to make acquisitions as planned.

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

Results of Operations - Three Months Ended December 31, 2008 and 2007

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the three months ended December 31, 2008 consisted primarily from ChinaE.com Tech, which provide e-commerce solutions. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	Net Revenue		Net Revenue
	2008	2008	2007	2007
3 months ended December 31	USD'000%		USD'000%

E-commerce solutions	0	100%	4	100%
	0	100%	4	100%

Total net revenues decreased by 4% to $0K during the three months ended December 31, 2008, as compared to $4K during the three months ended December 31, 2007. The decrease in total net revenues was primarily due to the decrease in sales of E-commerce solutions.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	Cost of Revenue		Cost of Revenue
	2008	2008	2007	2007
3 months ended December 31	USD'000%		USD'000%

Salaries of technicians / engineers	0	0%	7	175%
Depreciation	0	0%	5	125%
Others	2	786%	5	100%
	2	786%	17	400%

Cost of revenues decreased by 88% to $2K for the three months ended December 31, 2008, as compared to $17K during the three months ended December 31, 2007.

The principal components of cost of revenues during the three months ended December 31, 2008 were the trace amounts paid for the outsourcing of website design services.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	SG&A Expenses		SG&A Expenses
	2008	2008	2007	2007
3 months ended December 31	USD'000%		USD'000%
Sales & Marketing salaries & commissions	42	15207%	14	350%
Advertising & other sales & marketing expenses	15	5586%	10	250%
Rentals	56	20018%	9	225%
Administrative salaries	72	25970%	43	1075%
Corporate overhead	98	35218%	100	2500%
	283	101999%	176	4400%

For the three months ended December 31, 2008, SG&A expense increased by 61% to $283K, as compared to $176K for the three months ended December 31, 2007.

The increase in SG&A expense in 2008 as compared to 2007 was principally due to the movement of the Company’s PRC office to the new location and the recruitment of staff for the Company’s E-commerce solutions business.

Income Taxes

There was no income tax for both the three months ended December 31, 2008 and the three months ended December 31, 2007.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income of the Company’s non-wholly-owned subsidiaries. The balance is derived from Intermost Focus Advertising Co.

Net Income (Loss)

The Company had net loss of $272K during the three months ended December 31, 2008, as compared to a net loss of $159K during the three months ended December 31, 2007.

Results of Operations - Six Months Ended December 31, 2008 and 2007

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the six months ended December 31, 2008 consisted primarily of revenues generated by ChinaE.com Tech, which provide e-commerce solutions. The term “e-commerce solutions” includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	Net Revenue		Net Revenue
	2008	2008	2007	2007
6 months ended December 31	USD'000%		USD'000%
E-commerce solutions	1	100%	12	100%
	1	100%	12	100%

Total net revenues decreased by 92% to $1K during the six months ended December 31, 2008, as compared to $12K during the six months ended December 31, 2007. The decrease in total net revenues was primarily due to the decrease in income from E-commerce solutions.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	Cost of Revenue		Cost of Revenue
	2006	2006	2007	2007
6 months ended December 31	USD'000%		USD'000%

Salaries of technicians / engineers	0	0%	32	265%
Depreciation	0	0%	10	83%
Others	2	285%	12	100%
	2	285%	54	448%

Cost of revenues decreased by 96% to $2K or 285% of net revenues for the six months ended December 31, 2008, as compared to $54K during the six months ended December 31, 2007.

The principal components of cost of revenues during the six months ended December 31, 2008 were the fees we paid for outsourcing our website design services.

The decrease in costs of revenues in 2008 as compared to 2007 was principally attributable to the decrease in sales volume of the Company’s e-commerce solutions.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	SG&A Expenses		SG&A Expenses
	2008	2008	2007	2007
6 months ended December 31	USD'000%		USD'000%
Sales & Marketing salaries & commissions	80	9996%	48	400%
Advertising & other sales & marketing expenses	31	3857%	14	117%
Rentals	76	9586%	25	208%
Administrative salaries	145	18273%	125	1042%
Corporate overhead	197	24680%	138	1150%
	529	66392%	350	2917%

For the six months ended December 31, 2008, SG&A expense increased by 51% to $529K, as compared to $350K for the six months ended December 31, 2007.

The increase in SG&A expense in 2008 as compared to 2007 was principally the movement of the Company’s PRC office to the new location and the recruitment of staff in the Company’s E-commerce solutions business.

Income Taxes

Income taxes for the six months ended December 31, 2008 were $0K and $0K for the six months ended December 31, 2007.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income of the Company’s non-wholly-owned subsidiaries. The balance is mainly derived from Intermost focus Advertising Co.

Equity in losses of an associated company represents the Company's proportionate share of the loss of Hainan Property Right Exchange Centre.

Net Income (Loss)

The Company had net loss of $501K during the six months ended December 31, 2008, as compared to a net income of $338K during the six months ended December 31, 2007.

Liquidity and Capital Resources – December 31, 2008

At December 31, 2008, the Company had cash and cash equivalents of $443K and working capital of $1,152K, as compared to $393K of cash and cash equivalents and $2,273K of working capital at December 31, 2007.

Net cash generated from operating activities was $16K for the six months ended December 31, 2008, as compared to net cash used in operating activities of $251K for the six months ended December 31, 2007.  The net cash generated from operating activities in 2008 is mainly from the $200K deposit received from the exit settlement agreement of Golden Anke signed on Aug 11, 2008 and there was no such special receipt in 2007.

Net cash used in investing activities was $121K for the six months ended December 31, 2008, mainly consisting of an increase in additions of fixed assets. Net cash used in investing activities was $1K for the six months ended December 31, 2007.

Net cash used in financing activities was $162K for the six months ended December 31, 2008, was mainly attributable to the partial loan settlement due to a related company.  Net cash generated from financing activities was $108K for six months ended December 31, 2007 which was mainly cash advance $111K from a related company.

The Company continues to evaluate various opportunities to improve the operating performance of the Company’s businesses and to invest in or acquire other types of businesses.

Principal Commitments

At December 31, 2008, the Company has operating lease agreements for office premises, which are expiring in February 2011. The Company does not have any material commitments for capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at December 31, 2008.

Subsequent Event

The Company entered into a joint venture agreement with other PRC investors on February 19, 2008 to spin off the equity exchange related subsidiaries and associated companies.  The PRC investors agreed to form a new company to hold these subsidiaries and associated companies and seek an independent listing of the new company, named China Equity Platform Group Limited, on a US exchange.  The parties are still discussing interpretations of various provisions of the joint venture agreement. If and when the spin off process is completed, IMOT will get 60% of the common stock of the newly formed company. The spin off is still waiting for the approval from PRC Officials.  The subsidiaries and associated companies to be spun off are as follows:

ChinaE.com Technology (Shenzhen) Company Limited
ChinaE.com Investment Consultant (Shenzhen) Company Limited
ChinaE.com E-commerce Company Limited
Intermost Focus Advertising Company Limited
Shenzhen International Hi-Tech Property Right Exchange Centre
Hainan Special Economic Zone Property Rights Exchange Centre

RISK FACTORS

In addition to other information in this Form 10-Q, including many risks presented in our Management’s Discussion and Analysis, the following risk factors should be carefully considered in evaluating our business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control.  The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition.  As a result of the risk factors set forth below and elsewhere in this 10-Q, the risks identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

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

We have restated several of our financial statements and may have other or future restatements.

On August 12, 2008, the Company’s current management team, following discussions with its Board of Directors and its auditors, concluded that the previously filed audited financial statements and other financial information as of and for the year ended June 30, 2007, issued with the Company’s Form 10-K filed with the Commission on October 26, 2007 should no longer be relied upon.  In response to an inquiry from the Securities and Exchange Commission concerning the Company’s financial statements, the Company reexamined certain accounts which it has now determined should have been impaired.  Impairment of these accounts is not temporary and expected to result in an increased loss for the fiscal year ended June 30, 2007 of $5,507,510 from the loss of $3,090,547 reported in the Annual Report, to a loss of $8,598,057.

Owing to the above mentioned impairment, the Company will restate the audited financial statements as of and for the year ended June 30, 2007 by filing amendments to the Form 10-K for the year ended June 30, 2007 and to the Form 10-Q for the period ended December 31, 2007 and March 31, 2008 as soon as practicable.

Similarly, on October 14, 2008, the Company announced that its board of directors and its officers also concluded that, in the same context and for the same reasons, the Company must also file amendments to its quarterly reports for the periods ended December 31, 2007, December 31, 2007 and March 31, 2008.

In connection with these restatements, the Company re-evaluated its procedures concerning long-life asset impairment, its disclosure and presentation criteria, and its internal controls over financial reporting to provide reasonable assurance that errors of this type will not recur.

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

ITEM 4.  CONTROLS AND PROCEDURES.

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

10.6	Distributorship Agreement dated November 28, 2002 between KanHan Technologies Limited and ChinaE.com Information Technology Ltd. (7)
10.7	Intermost Corporation 2003 Equity Incentive Plan (8)
10.8	Joint Venture Agreement among Intermost Corporation and Entities and/or Individuals Collectively Referred to as “Investors.” (9)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to the respective exhibits filed with the Registrant’s 10-KSB Amendment filed with the SEC on October 15, 2004
(2)	Incorporated by reference to the respective exhibits filed with Registrant’s Registration Statement on Form 10-SB (Commission File No. 0-30430).
(3)	Incorporated by reference to the respective exhibits filed with the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.
(4)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2003.
(5)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2004.

(6)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2004.
(7)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2003.
(8)	Incorporated by reference to the exhibit filed with the Registrant’s Proxy Statement filed with the SEC on January 6, 2004.
(9)	Incorporated by reference to the exhibit filed with the Registrant’s 10-K with the SEC on November 7, 2008.
*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2009		INTERMOST CORPORATION

	By:	/s/ Rocky Wulianghai
Rocky Wulianghai
President and Chief Executive Officer

	By:	/s/ Thomas Lee
Thomas Lee
Chief Financial Officer