Form 10-Q
period 2009-03-31
INTERMOST CORP
filed 2009-05-15
CIK 1088312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2009

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

Large accelerated filer	[ ]	Accelerated Filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  213,281,873 shares of common stock as of April 24, 2009.

ITEM 1.  FINANCIAL STATEMENTS.

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar 31, 2009	Jun 30, 2008
ASSETS	USD	USD
Current Assets
Cash and cash equivalents	352,965	640,200
Accounts receivable, net	843,077	3,949,653
Inventories	0	0
Deposits, prepayments and other receivables	735,928	1,318,880
Deposit of investment	0	0
Short-term loan	872,677	670,288
Short-term investment	0	0
Total current assets	2,804,647	6,579,021

Other Assets
Restricted cash	0	313,732
Unlisted investment	941,749	937,363
Plant and equipment, net	135,584	74,568
Intangible assets, net	14,108	16,365
Investment in an associated company	1,265,686	1,258,742
TOTAL ASSETS	5,161,774	9,179,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	76,565	3,353,240
Accrued liabilities and other payable	196,911	759,353
Customer deposits	89,239
Advance from a shareholder	0	159,600
Advance from a related company	1,179,101	475,173
Business and other taxes payable	1,110	1,047
Total current liabilities	1,542,926	4,832,412

Minority interests	9,959	12,418

STOCKHOLDERS’ EQUITY
Preferred stock, par value US$0.001 per share
Authorized – 5,000,000 shares
Issued and outstanding – None
Common stock, par value US$0.001 per share
Authorized – 5,000,000,000 shares
Issued and outstanding – 213,281,873 shares	213,282	213,282
at Jun 30, 2008 and Mar 31, 2009
Treasury stock	0	0
Additional paid-in capital	24,843,131	24,843,131
Accumulated deficit	(21,597,149)	(20,846,563)
Accumulated other comprehensive loss	149,625	125,111
	3,608,889	4,334,961
TOTAL LIABILITIES, MINORITY INTERESTS AND
STOCKHOLDERS’ EQUITY	5,161,774	9,179,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended Mar 31
	2009	2008
		(restated)
	USD	USD
Net revenue	67	11,973
Cost of revenues	(163)	(7,914)
Gross profit	(96)	4,059
Costs and expenses:
Selling, general and administrative expenses	(249,544)	(119,963)
Impairment of goodwill	0	0
Exchange differences	(337)	475
Amortization of intangible assets	(1,925)	(1,490)
Total costs and expenses	(251,806)	(120,978)

Loss from operations	(251,902)	(116,919)
Interest income	425	(12,720)
Loan interest income	(127)	20,633
Investment income (loss)	0	274,210
Other income (loss), net	1,594	28,936
Loss before income taxes, minority interests
and equity in earnings of associated companies	(250,010)	194,140
Income taxes	0	0
Loss before minority interests and equity in
earnings of associated companies	(250,010)	194,140
Minority interests	0	1
Loss before equity in earnings of
associated companies	(250,010)	194,141
Equity in earnings of associated companies	0	0
Loss before extra-ordinary items	(250,010)	194,141
Loss on closing a subsidiary company	751	0
Net loss	(249,259)	194,141

Net loss per common share - basic and diluted	(0.0012)	0.0009

Weighted average number of common shares
outstanding – basic and diluted	218,281,873	206,399,923

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine months ended Mar 31
	2009	2008
		(restated)
	USD	USD
Net revenue	864	24,016
Cost of revenues	(2,431)	(61,927)
Gross profit	(1,567)	(37,911)
Costs and expenses:
Selling, general and administrative expenses	(778,686)	(469,482)
Impairment of goodwill	0	0
Exchange differences	400	699
Amortization of intangible assets	(5,074)	(4,340)
Total costs and expenses	(783,360)	(473,123)

Loss from operations	(784,927)	(511,034)
Interest income	5,402	23,420
Loan interest income	28,920	36,882
Investment income (loss)	0	274,210
Other income (loss), net	(2,520)	32,226
Loss before income taxes, minority interests
and equity in earnings of associated companies	(753,125)	(144,296)
Income taxes	0	0
Loss before minority interests and equity in
earnings of associated companies	(753,125)	(144,296)
Minority interests	2,539	5
Loss before equity in earnings of
associated companies	(750,586)	(144,291)
Equity in earnings of associated companies	0	0
Loss before extra-ordinary items	(750,586)	(144,291)
Loss on closing a subsidiary company	0	0
Net loss	(750,586)	(144,291)

Net loss per common share - basic and diluted	(0.0035)	(0.001)

Weighted average number of common shares
outstanding – basic and diluted	218,281,873	212,238,809

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended Mar 31
	2009	2008
		(restated)
	USD	USD
Cash flows from operating activities
Net loss	(750,586)	(144,291)
Amortization of intangible assets	5,074	4,571
Depreciation	55,222	19,733
Minority interests	(2,539)	(5)
Loss on disposal of fixed assets	5,935	0
Increase (decrease) in operating assets –
Accounts receivables	3,142,619	600,476
Inventories	0	0
Deposits, prepayments and other receivables	499,136	123,908
Increase (decrease) in operating liabilities –
Accounts payable	(3,310,188)	(574,830)
Accrued liabilities	(159,842)	382,128
Customer deposits	4,248	(8,400)
Deferred revenue	636	(9,277)
Business taxes and government surcharges payable	(28)	601
Net cash generated from/(used in) operating activities	(510,313)	394,614
Cash flows from investing activities
Acquisition of plant and equipment	(122,039)	0
Increase (decrease) in short term loan	(199,597)	0
Net cash used in investing activities	(321,636)	0
Cash flows from financing activities
Loan from a related company	133,921	110,949
Restricted cash	316,900	0
Net cash (used in)/generated from financing activities	450,821	110,949
Cash and cash equivalents
Net increase (decrease)	(381,128)	505,563
Accumulated other comprehensive loss	93,893	55,479
Balance at beginning of period	640,200	530,468
Balance at end of period	352,965	1,091,510
Supplemental cash flow information:
Cash paid for interest	0	0
Cash paid for income taxes	0	0
Non-cash investing and financing activities:
Receivable from issuance of common stock	0	0
Issuance of reserved common stock	0	0
Issuance of common stock for service	0	0
Acquisition of associated companies	0	0
Acquisition of subsidiaries:
Non-cash assets required	0	0
Liabilities assumed in acquisition	0	0
Issuance of common stock for service	0	0

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NINE MONTHS ENDED MAR 31, 2009 AND 2008

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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2009, the results of operations for the nine months ended March 31, 2009 and 2008, and the cash flows for the nine months ended March 31, 2009 and 2008. The balance sheet as of June 30, 2008 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

The results of operations for the nine months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2009.

2.  NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the nine months ended March 31, 2009 and 2008. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Rmb continuously appreciated to Rmb6.8718 for US$1 at June 30, 2008. And the Rmb further appreciated to Rmb6.8341 for US$1 at this quarter ended March 31, 2009.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

For the purposes of financial statements presentation, the United States dollars equivalents of the all numbers are translated at the rate of USD$1 to Rmb6.8341.

4.  STOCK-BASED COMPENSATION

The Company may periodically issue shares of common stock for services rendered or for financing costs. The Company may also periodically issue shares of common stock in conjunction with the acquisition of all or a portion of the equity interest in a business. The shares of common stock vest immediately on issuance and are not subject to any redemption rights.

The value of the shares of common stock issued for accounting purposes is based on the market price of the shares at the date of the transaction or on the fair value of the services rendered or net assets acquired, whichever is more determinable, based on the specific facts and circumstances of each transaction. The Company did not issue any stock during the nine-month period ended March 31, 2009 for any services rendered or assets acquired.

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

The Company did not have any stock options outstanding during the period ended March 31, 2009. Accordingly, no pro forma financial disclosure is provided herein.

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

Intermost (H.K.) Limited, the Company's subsidiary incorporated in Hong Kong, is subject to Hong Kong profits tax at a rate of 16.5%.

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

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered; as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc.   Segment information for the nine months period ended March 31, 2009 is as follows:

(a)	Net revenues:

		Nine Months Ended March 31, 2009
		RMB'000	USD'000

	E-commerce solutions	6	1

(b)	Net loss before equity in earnings of associated companies:

		Nine Months Ended March 31, 2009
		RMB'000	USD'000

	E-commerce solutions	(2,247)	(330)
	Consulting	(692)	(102)
	Corporate	(2,167)	(319)
		(5,106)	(751)

(c)	Assets:

		As of March 31, 2009
		RMB'000	USD'000

	E-commerce solutions	6,188	906
	Consulting	83	12
	VOIP call minutes	6,562	960
	Corporate	22,443	3,284
		35,276	5,162

	Substantially all of the Company's identifiable assets are located in the PRC.

(d)	Other items:

		Nine Months Ended March 31, 2009
		RMB'000	USD'000
	Depreciation:
	E-commerce solutions	370	54
	Consulting	0	0
	Corporate expenses	6	1
		376	55

	There was a fixed expenditure for fixed assets amounting to $122K during the nine months ended March 31, 2009.

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

Results of Operations - Three Months Ended March 31, 2009 and 2008

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the three months ended March 31, 2009 consisted primarily from ChinaE.com Tech, which provide e-commerce solutions. The term “e-commerce solutions” includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	Net Revenue		Net Revenue
	2009	2009	2008	2008
3 months ended March 31	USD'000%		USD'000%

E-commerce solutions	0	100%	12	100%

Total net revenues decreased by 100% to $0K during the three months ended March 31, 2009, as compared to $12K during the three months ended March 31, 2008. The decrease in total net revenues was primarily due to the decrease in sales of E-commerce solutions.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	Cost of Revenue		Cost of Revenue
	2009	2009	2008	2008
3 months ended March 31	USD'000%		USD'000%

Salaries of technicians / engineers	0	0%	0	0%
Depreciation	0	0%	1	8%
Others	0	244%	7	58%
	0	244%	8	66%

Cost of revenues decreased by 98% to $0K for the three months ended March 31, 2009, as compared to $8K during the three months ended March 31, 2008.

The principal components of cost of revenues during the three months ended March 31, 2009 were the trace amounts paid for the outsourcing of website design services.

The decrease in costs of revenues in 2009 as compared to 2008 was principally attributable to the decrease in sales volume of the Company's e-commerce solutions.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	SG & A Expenses		SG & A Expenses
	2009	2009	2008	2008
3 months ended March 31	USD'000%		USD'000%

Sales & marketing salaries &
commissions	48	71121%	20	167%
Advertising & other sales &
marketing expenses	14	21209%	4	33%
Rentals	34	50739%	7	58%
Administrative salaries	100	148668%	47	392%
Corporate overhead	54	80717%	42	350%
	250	372455%	120	1000%

For the three months ended March 31, 2009, SG&A expense increased by 108% to $250K, as compared to $120K for the three months ended March 31, 2008.

The increase in SG&A expense in 2009 as compared to 2008 was principally due to the movement of the Company’s PRC office to the new location and the recruitment of staff for the Company’s E-commerce solutions business.

Income Taxes

There was no income tax for both the three months ended March 31, 2009 and the three months ended March 31, 2008.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income of the Company’s non-wholly-owned subsidiaries. The balance is derived from Intermost Focus Advertising Co.

Net Income (Loss)

The Company had net loss of $249K during the three months ended March 31, 2009, as compared to a net loss of $159K during the three months ended March 31, 2008.

Results of Operations - Nine Months Ended March 31, 2009 and 2008

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

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	Net Revenue		Net Revenue
	2009	2009	2008	2008
9 months ended March 31	USD'000%		USD'000%

E-commerce solutions	1	100%	24	100%

Total net revenues decreased by 96% to $1K during the nine months ended March 31, 2009, as compared to $24K during the nine months ended March 31, 2008. The decrease in total net revenues was primarily due to the decrease in income from E-commerce solutions.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	Cost of Revenue		Cost of Revenue
	2009	2009	2008	2008
9 months ended March 31	USD'000%		USD'000%

Salaries of technicians / engineers	0	0%	32	133%
Depreciation	0	0%	11	46%
Others	2	281%	19	79%
	2	281%	62	258%

Cost of revenues decreased by 96% to $2K or 281% of net revenues for the nine months ended March 31, 2009, as compared to $62K during the nine months ended March 31, 2008.

The principal components of cost of revenues during the nine months ended March 31, 2009 were the fees we paid for outsourcing our website design services.

The decrease in costs of revenues in 2009 as compared to 2008 was principally attributable to the decrease in sales volume of the Company’s e-commerce solutions.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	SG & A Expenses		SG & A Expenses
	2009	2009	2008	2008
9 months ended March 31	USD'000%		USD'000%

Sales & marketing salaries &
commissions	127	14736%	68	283%
Advertising & other sales &
marketing expenses	45	5203%	17	71%
Rentals	111	12777%	32	133%
Administrative salaries	276	31966%	172	717%
Corporate overhead	220	25444%	180	750%
	779	90126%	469	1954%

For the nine months ended March 31, 2009, SG&A expense increased by 66% to $779K, as compared to $469K for the nine months ended March 31, 2008.

The increase in SG&A expense in 2009 as compared to 2008 was principally the movement of the Company’s PRC office to the new location and the recruitment of staff in the Company’s E-commerce solutions business.

Income Taxes

Income taxes for the nine months ended March 31, 2009 were $0K and $0K for the nine months ended March 31, 2008.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income of the Company’s non-wholly-owned subsidiaries. The balance is mainly derived from Intermost focus Advertising Co.

Equity in losses of an associated company represents the Company's proportionate share of the loss of Hainan Property Right Exchange Centre.

Net Income (Loss)

The Company had net loss of $751K during the nine months ended March 31, 2009, as compared to a net loss of $144K during the nine months ended March 31, 2008.

Liquidity and Capital Resources – March 31, 2009

At March 31, 2009, the Company had cash and cash equivalents of $353K and working capital of $1,262K, as compared to $1,085K of cash and cash equivalents and $2,529K of working capital at March 31, 2008.

Net cash used in operating activities was $510K for the nine months ended March 31, 2009, as compared to net cash generated from operating activities of $394K for the nine months ended March 31, 2008.  The net cash used in operating activities in 2009 is mainly increasing in the cost of operation.

Net cash used in investing activities was $322K for the nine months ended March 31, 2009, mainly consisting of an increase in additions of fixed assets and a loan to Innocom Telecom Holdings of $198K for Innocom’s settlement of claim by Chunghwa Telecom Co. Ltd. against an Innocom guaranty.  Net cash used in investing activities was $0K for the nine months ended March 31, 2008.

Net cash generated from financing activities was $451K for the nine months ended March 31, 2009, was mainly the withdrawal of restricted cash and loan from a related company.  Net cash generated from financing activities was $111K in cash advance from a related company for nine months ended March 31, 2008.

The Company continues to evaluate various opportunities to improve the operating performance of the Company’s businesses and to invest in or acquire other types of businesses.

Principal Commitments

At March 31, 2009, the Company has operating lease agreements for office premises, which are expiring in February 2011. The Company does not have any material commitments for capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at March 31, 2009.

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

Owing to the above mentioned impairment, the Company restated the audited financial statements as of and for the year ended June 30, 2007 by filing the Form 10-KSB/A on December 5, 2008.  Similarly, in the same context and for the same reasons, the Company filed amendments to Form 10-QSB for the periods ended September 30, 2007, December 31, 2007 and March 31, 2008 on December 2, 2008.

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

Our products and services are complex and may at times contain errors, defects and bugs.  If we deliver products with errors, defects or bugs, our credibility and the market acceptance and sales of our products would be harmed.  Further, if our products contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate such problems.  We may agree to indemnify our customers in some circumstances against liability arising from defects in our products. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We carry product and information liability and errors and omissions insurance, but in the event that we are required to defend more than a few such actions, or in the event that we are found liable in connection with such an action, our business and operations may be severely and materially adversely affected.

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

The Respondents at the same time also applied to a court in Haikou of the Hainan province to request that the Dispute be handled by the court.  On April 29, 2007, this court ruled that the Dispute could be subject to its jurisdiction.  IMOT Technology appealed to the Haikou Intermediate Court arguing that the dispute should be under the jurisdiction of the Arbitration Commission.  On August 16, the Haikou Intermediate Court made a final decision that the Dispute should be under the jurisdiction of the Arbitration Commission. On January 24, 2008, the Arbitration Commission had issued a verdict to state that the Stock Swap Agreement was invalid and the Respondents should return all IMOT shares to the Applicant.  The Respondents appealed to the Shenzhen Intermediate Court arguing that the verdict made by the Arbitration Commission should be rescinded, and the Shenzhen Intermediate Court held a trial on November 5, 2008.  Because of the length of the litigation process and the considerable cost of litigation, both parties have negotiated a settlement.  The preliminary memorandum of settlement calls for IMOT Technology to return its shares representing approximately 80% of the issued and outstanding capital of Hainan Financial Products in exchange for the return of 1,750,000 shares of common stock of the Company.

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

Date: May 14, 2009		INTERMOST CORPORATION

:	By	/s/ Rocky Wulianghai
Rocky Wulianghai, President and Chief Executive Officer

	By	/s/ Thomas Lee
Thomas Lee, Chief Financial Officer