Form 10-K
period 2009-06-30
INTERMOST CORP
filed 2009-10-09
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

 Commission File Number 0-30430

Intermost Corporation
(Exact name of registrant as specified in its charter)

Wyoming	87-0418721
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 5204, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong
(Address of principal executive offices, including zip code)
Registrant’ telephone number including area code        (852) 2827-6898

Securities pursuant to section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes ☐         No ☐

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒             No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of September 30, 2009, the aggregate value of voting and non-voting common equity held by non-affiliates was $5,769,496.

TABLE OF CONTENTS

		Page

PART I

ITEM 1.	DESCRIPTION OF BUSINESS	3
ITEM 2.	DESCRIPTION OF PROPERTY	12
ITEM 3.	LEGAL PROCEEDINGS	12
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	13
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	14
ITEM 7.	FINANCIAL STATEMENTS	20
ITEM 8.	CONTROLS AND PROCEDURES	20
ITEM 8A.	OTHER INFORMATION	20

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	21
ITEM 10.	EXECUTIVE COMPENSATION	33
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	25
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	26
ITEM 13.	EXHIBITS	26
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	28
ITEM 15	FINANCIAL STATEMENT SCHEDULES	29

SIGNATURES AND EXHIBITS		55

Note Regarding Forward Looking Statements

 This Annual Report on Form 10-K and any information incorporated herein by reference contain “forward-looking statements.”  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and involve a number of risks and uncertainties, as well as assumptions that, if they ever materialize or if they prove incorrect, would likely cause our results to differ materially from those expressed or implied by such forward-looking statements.  Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

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

Information on Currency Translation

All amounts are in Renminbi (“Rmb”) unless indicated to be in United States Dollars (“$” or “US$”). Our sales are principally in Renminbi. The translation of Renminbi amounts into US dollars are for reference purposes only and have been made at the exchange rate of Rmb6.8302 for US$1.  The People’s Bank of China sets and publishes daily a base exchange rate with reference primarily to the supply and demand of Renminbi against the United States dollar in the market during the prior day.  The People’s Bank of China also takes into account other factors such as the general conditions existing in the international foreign exchange markets.  Although Chinese governmental policies were introduced in 1996 to reduce restrictions on the convertibility of Renminbi into foreign currency for current amount items, conversion of Renminbi into any other currency for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration for Foreign Exchange.  Renminbi which had been tightly pegged at Rmb8.28 for US$1 for the previous decade, was revalued on July 21, 2005 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States.  The Peoples Bank of China also announced that the Renminbi would be pegged to a basket of foreign currencies, rather than being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble.  The translation of Renminbi amounts in this Annual Report on Form 10-K is not a representation that the Renminbi amounts could actually be converted into United States dollars at that rate or at any other rate on that date or on any other date.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

History and Development of the Company

Intermost Corporation (as used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “the Company,” “IMOT,” and “Intermost” refer to Intermost Corporation and its subsidiaries) was incorporated as La Med Tech, Inc. under the laws of the State of Utah on March 6, 1985.  The Company changed its name to Entertainment Concepts International in 1987, to Lord & Lazarus, Inc. in 1988, and to Utility Communication International, Inc. in 1996.

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

As a result of the merger of the STE, although Shanghai Fortune continues to maintain its membership, it is currently still unclear how the NSB and the YRDE will conduct business going forward, and how Shanghai Fortune will participate in the equity exchange markets following the issuance of final regulations by the local PRC government.  Due to the uncertainty of the content and timing of governmental regulations, IMOT entered into the May 23, 2006 agreement for the sale of its interest in Shanghai Fortune

On August 10, 2004, we purchased 51% of the issued and outstanding shares of Golden Anke Technology Ltd. (“Golden Anke”) from two of its shareholders, Tu Guoshen and Li Zhiquan, to IMOT Technology for $3.24 million, payable by issuance of 12 million shares of our common stock.  The value of our common stock was determined by applying a 20% discount to the average closing price during the period from January 20 to March 19, 2004.  On or about February 15, 2007 we sold approximately two percent (2%) of the outstanding shares in Golden Anke to an unaffiliated minority stockholder so that this minority stockholder could seek an independent listing of Golden Anke on a UK exchange, thus reducing our ownership from approximately 51% to approximately 49%.  We recently discovered that Golden Anke is no longer seeking a public listing and negotiated an exit settlement under which they will buy back our 49% ownership interest at US$1 million.  To date we have collected $200,000 of this amount.

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

On October 19, 2005, all necessary government approvals were obtained to complete the transfer of 21% of the issued and outstanding shares of Hainan Special Economic Zone Equity Exchange Center (the “Exchange Center”) from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Keensheng Science and Technology Development Co., Ltd. Pursuant to the Stock Exchange Agreement, the Company issued to the Exchange Center Stockholders 5,000,000 shares of the Company’s common stock having a value of RMB8,799,350 (approximately US$1,085,000).  The consideration for the transaction was agreed to after arm’s-length negotiations between the parties, which are unrelated to each other.  On October 19, 2005, we issued to the selling shareholders 5,000,000 shares of our common stock, in full payment of the purchase price.

On July 13, 2006, IML incorporated a 100% owned subsidiary, Leader Palace International Ltd. (“LPI”), to explore businesses in Taiwan region.  LPI started to negotiate an investment in touch panel manufacturing and such acquisition was still ongoing.

Management is continuing efforts to identify and explore acquisition, merger and development opportunities.

Products and Services

Internet Services

Through ChinaE Tech, our subsidiary, we offer web design, web hosting, domain name registration, software development and office automation software to our clients.  We operate within what is commonly referred to as the “business-to-business” segment of the Internet market, where products and services are offered principally to businesses, as compared to the “business-to-consumer” segment of the Internet services market, where products and services are offered to consumers directly.

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

Through our 9% investment in Hi-Tech Exchange and 12.6% investment in Exchange Center, we have further expanded our investment in Shenzhen and Hainan, China.  Hi-Tech Exchange and Exchange Center are authorized by the government of China to engage in the business of transferring equity and corporate equity interests in Shenzhen and Hainan.

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

Employees

As of June 30, 2009, we employed 28 full-time employees consisting of 2 management executives and 26 administrative and clerical staff.  None of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes.  We do not provide any special benefit or incentive programs for our employees.  We believe that we enjoy good relations with all of our employees.

RISK FACTORS

In addition to other information in this Form 10-K, including many risks presented in our Management’s Discussion and Analysis, the following risk factors should be carefully considered in evaluating our business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control.  The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition.  As a result of the risk factors set forth below and elsewhere in this 10-K, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

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

Our product and services are complex and may at times contain errors, defects and bugs.  If we deliver products with errors, defects or bugs, our credibility and the market acceptance and sales of our products would be harmed.  Further, if our products contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate such problems.  We may agree to indemnify our customers in some circumstances against liability arising from defects in our products. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We carry product and information liability and errors and omissions insurance, but in the event that we are required to defend more than a few such actions, or in the event that we are found liable in connection with such an action, our business and operations may be severely and materially adversely affected.

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

Our operating offices in China consists of approximately 5,600 square feet of office space located at Suite 1506-09, Landmark, 4028 Jintian Road, Futian District, Shenzhen 518026, PRC and 800 square feet of office space located at Room 10C, Tower 2, Freelight Building, No.6017 Shennan Road, Futian District Shenzhen 518048, PRC.  The premises are leased from an unrelated third party with rental payments and management fees of approximately $113,000 and $10,000 per year respectively.  These leases will expire in February 2011 and June 2010 respectively .

All of our office facilities are in good condition and we believe they are adequate to support our operations for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

We had no legal proceedings outstanding as at June 30, 2009.

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

	High	Low

Fiscal 2008

Quarter ended September 30, 2007	0.25	0.15
Quarter ended December 31, 2007	0.255	0.092
Quarter ended March 31, 2008	0.20	0.12
Quarter ended June 30, 2008	0.15	0.06

Fiscal 2009

Quarter ended September 30, 2008	0.12	0.05
Quarter ended December 31, 2008	0.09	0.01
Quarter ended March 31, 2009	0.08	0.01
Quarter ended June 30, 2009	0.06	0.01

The above bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of September 6, 2009, there were approximately 609 holders of record of the Company’s common stock.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

We have never declared or paid any cash dividend on our common stock and do not expect to declare or pay any cash dividend in the foreseeable future.

In the fiscal year ended June 30, 2009, the Company issued common stock to various parties and redeemed common stock.  The following transactions have not been reported by the Company in previous quarterly reports.  The value of the common stock for each issuance was based on one of the following: the market price of the shares on the date of the transactions, the market price of the shares on the date the negotiations between the parties began or on the fair value of services received.  The issuances were as follows:

On September 16, 2008 we authorized the issuance of 500,000 shares of common stock with a value of $0.05 per share to Deng Xiang Xiong for the compensation of negotiating in the case of Golden Anke.  The stock was delivered on August 19, 2009 and issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan

On December 1, 2003 our Board of Directors adopted, and on January 28, 2004 our stockholders approved, the Intermost Corporation 2003 Equity Incentive Plan.  As of June 30, 2009, no awards had been granted from the Plan.

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

During the fiscal year ended June 30, 2009 we incurred a net operating loss of $2,435,707.  Our auditor, Albert Wong & Co., CPA, has issued a “going concern” opinion for our financial statements as of June 30, 2009.

Results of Operations

Following is summary financial information reflecting our operations for the periods indicated.

	Year Ended June 30
	2009	2008
Net revenues	$4,023	$26,108
Cost of revenues	(4,717)	(68,328)
Gross profit/(loss)	(694)	(42,220)
Selling, general and administrative expenses	(1,410,651)	(1,565,844)
Exchange differences	1,814	8,734
Amortization of intangible assets	(6,747)	(5,862)
Written off loan receivables	(427,080)	-
Written off trade receivables	(282,931)	-
Interest income	34,523	81,123
Investment income	250,110	277,755
Loss from operations	(1,841,656)	(1,246,314)
Impairment of associate company	(1,265,148)	-
Loss on disposal of a subsidiary	-	(353,377)
Other income, net	94,908	42,097
Loss before taxation	(3,011,896)	(1,557,594)
Taxation	-	-
Loss before minority interest	(3,011,896)	(1,557,594)
Minority interest	576,189	540
Net loss	(2,435,707)	(1,557,054)

Year Ended June 30, 2009 Compared to Year Ended June 30, 2008

Net revenues.

Net revenues for the year ended June 30, 2009 decreased by $22K1, or 85%, to $4K from $26K for the year ended June 30, 2008.

Net revenues during fiscals 2009 and 2008 were derived principally from e-commerce solutions.  The term “e-commerce solutions” includes web site design and development and web hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	Year Ended June 30		Year Ended June 30
	2009	2008	2009	2008
	US$	US$
E-commerce solutions
- website design and development	4,023	26,108	100%	100%

1 As used in this Annual Report on Form 10-K, the letter “K” appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $380,499 may be rounded to “$380K”

Costs of Revenues.

Costs of revenues consist principally of subcontracting cost to third parties for the year ended June 30, 2009. The costs of revenues for the year ended June 30, 2008 consist principally salaries for computer network technicians, depreciation, and other costs including travel employee benefits, office expenses and related expenses allocated to the engineering and technician staff.

The following table reflects the principal components of costs of revenues and the percentage of net revenues represented by each component for the periods indicated:

	Total Cost of Revenues		Percentage to Total Net Revenues
	Year Ended June 30		Year Ended June 30
	2009	2008	2009	2008
	US$	US$
Engineers/technician salaries	0	33,921	0.00%	129.93%
Sub-contracting fee	3,803	0	94.53%	-
VOIP services	0	166	0.00%	0.64%
Depreciation	0	19,574	0.00%	74.97%
Other	914	14,667	22.72%	56.18%
Total	4,717	68,328	117.25%	261.71%

Compared to the 2008 fiscal year, the total costs of revenues for the 2009 fiscal year decreased by $63K, or 93%, to $5K. The decrease in costs of revenues was due to the exclusion of cost from VOIP services, cost of e-commerce has been outsourced to third parties at a lower cost.

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

	Total SG & A		Percentage to Total Net Revenues
	Year Ended June 30		Year Ended June 30
	2009	2008	2009	2008
	US$	US$
Sales and marketing salaries and commission	178,249	42,407	4430.75%	162.43%
Other sales and marketing expenses	70,079	13,009	1741.96%	49.83%
Rental obligation	134,053	50,802	3332.16%	194.58%
Administrative salaries	395,317	274,587	9826.42%	1051.74%
Corporate overhead	632,953	1,185,039	15733.36%	4538.99%
Total	1,410,651	1,565,844	35064.65%	261.71%

The principal components of SG&A during the 2009 year were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the 2009 fiscal year, SG&A decreased by $155K or 10%, to $1,411K as compared to $1,566K for the 2008 fiscal year.  Sales and marketing salaries and commissions increased by$ 136K or 320% during the 2009 fiscal year, to $178K, as compared to $42K for the 2008 fiscal year.  During the 2009 fiscal year, administrative salaries increased by $120K or 44%, to $395K during the 2009 fiscal year, as compared to $275K in the 2008 fiscal year.  Other corporate expense decreased during the 2009 fiscal year, by $552K or 47%, to $633K, as compared to $1,185K in the 2008 fiscal year.  The decrease in SG&A was principally attributable to the payment in 2008 to Mr. Rocky Wulianghai in term of IMOT shares as a one-time bonus for services already rendered to IMOT.

Minority Interest.

We reported a minority interest in our losses of $576K for the 2009 fiscal year, reflecting the proportionate interest in the losses of the group operating losses of China Equity Platform Holding Group Ltd. owned by other parties as compared to a minority interest in a loss of $1K for the 2008 fiscal year, reflecting the ownership of third parties in Intermost Focus Advertising Company Ltd.

Liquidity and Capital Resources

To date, we have funded our operations with cash from our operating activities, sales of our securities and by using our common stock to make acquisitions and purchases.

At June 30, 2009 we had cash and cash equivalents of $576K and working capital of $1,268K as compared to $640K of cash and cash equivalents and $1,747K of working capital as of June 30, 2008.

Net cash provided by operating activities totaled $375K during the 2009 fiscal year while net cash used in operating activities was $1,300K during the 2008 fiscal year. Cash generated from operating activities was partially offset by non-cash charges, including depreciation expense in the amount of $46K and amortization of intangible assets in the amount of $4K.

Net cash used in investing activities was $97K for the 2009 fiscal year while net cash provided by investing activities was $134K for the 2008 fiscal year.  Funds used in investing activities consisted of addition of office equipment.

Net cash used in financing activities was $323K for the 2009 fiscal year while net cash provided by financing activities was $555K for the 2008 fiscal year.  Funds used in financing activity were the decrease in amount due to a related company during the 2009 fiscal year.

We had no long term debt as of June 30, 2009.  Except as otherwise described herein, we have no plans to make any major capital expenditures during the next 12 months and we are not aware of any trends or uncertainties that could affect sales of our products.  We do not have any off balance sheet arrangements.

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

ITEM 7.             FINANCIAL STATEMENTS

Refer to Item 15 Finanacial Statement Schedules, pages 37 to 42.

ITEM 8.             CONTROLS AND PROCEDURES

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

Management is responsible for establishing and maintaining adequate internal control over financing reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of June 30, 2009.  We concluded that our internal control over financial reporting was effective as of June 30, 2009.

Change in Internal Controls Over Financing Reporting

During the year ended June 30, 2009 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8A           OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Identification of Directors, Executive Officers and Certain Significant Employees

The following table sets forth certain information regarding the directors and executive officers of the Company.

Name	Age	Position

Fred Peck	50	Director

Chia Hsun Wu	48	Director and Chief Executive Officer

Hiroshi Shinohara	53	Director

Rocky Wulianghai	50	President, Chief Executive Officer and Director

Thomas Lee	59	Chief Financial Officer

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

Chia Hsun Wu has served as a director of the Company since November 3, 2006 and was appointed as the Chief Executive Officer of the Company on October 1, 2009.  Mr. Wu has extensive management and industrial experience and is a graduate from Oriental Institute of Technology. Mr. Wu has conducted scientific research at the National Taiwan University of Science and Technology. Mr. Wu is currently the Managing Director of FFBC Holdings Group and Presidents of KG Hospitality Management Co., Ltd. and Chain-Hsun Development Co., Ltd.

Hiroshi Shinohara has served as a director of the Company since February 18, 2008.  Mr. Shinohara graduated from Osaka University, with extensive experience in corporate financial analysis, business in merging and acquisition.  Mr. Shinohara is currently the Managing Director of FFBC Management Co., Ltd., Japan.

Rocky Wulianghai has served as a director of the Company since December 6, 2005. Mr. Wulianghai was appointed as President and Chief Executive Officer on June 13, 2007.  Mr. Wulianghai graduated from University of Michigan with a Masters Degree in electronic engineering.  Mr. Wulianghai is an experienced manager in capital management, a well-known writer in finance and was once a journalist, specifically editor-in-chief and a general editor in Taiwan Television.  Mr. Wulianghai served as General Manager of Asia Capital Management Inc. (1998) and as director of FFBC Holdings Group (2001). Mr. Wulianghai voluntarily resigned as Director, President and Chief Executive Officer of the Company on September 30, 2009.

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

Based sole upon there being no reports furnished to us, the Company believes that, with respect to its fiscal year ended June 30, 2009, none of the Company’s directors and officers and none of the persons known to the Company to own more than 10% of the Company’s common stock, filed beneficial ownership reports with the Securities and Exchange Commission.

ITEM 10.           EXECUTIVE COMPENSATION

Our “executive officers” include our current Chief Executive Officer, Chia Hsun Wu; our former Chief Executive Officer and President, Rocky Wulianghai, who resigned on September 30, 2009;and our Chief Financial Officer, Thomas Lee.

The following table sets forth information concerning cash and non-cash compensation paid or accrued to our executive officers during the past fiscal year:

Summary Compensation Table
The amounts in the table below are calculated as of June 30, 2009

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock awards ($) (e)	Option Awards ($) (4) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-Qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Rocky Wulianghai, CEO and President (1)	2009	52,655	0	0	0	0	0	0	52,655
Chia Hsun Wu, CEO (2)	2009	0	0	0	0	0	0	0	0
Thomas Lee, CFO (3)	2009	100,460	0	0	0	0	0	0	100,460

(1) Mr. Rocky Wulianghai was appointed as Director of the Company on December 6, 2005 and Chief Executive Officer and President of the Company on June 13, 2007 and resigned as Director, President and Chief Executive Officer on September 30, 2009.

(2) Mr. Chia Hsun Wu was appointed as Director of the Company on November 3, 2006 and Chief Executive Officer on October 1, 2009.

(3) Mr. Thomas Lee was appointed as Chief Financial Officer of the Company on June 13, 2007.

Director Compensation Table
The amounts in the table below are calculated as of June 30, 2009.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Rocky Wulianghai	52,655	0	0	0	0	0	52,655
Chia Hsun Wu	0	0	0	0	0	0	0

Director’s Compensation

The Company reimburses its directors for out-of-pocket expenses incurred on behalf of the Company.

Other Compensation and Employment Arrangements

The Company has adopted and the stockholders have approved the Intermost Corporation 2003 Equity Incentive Plan.  The following discussion is qualified in its entirety by the terms and provisions of the Plan.

The Plan authorizes awards of options, awards of stock (“Stock Award”) and the granting of bonus stock (“Stock Bonus”).  Persons eligible to receive awards under the Plan include the Company's employees, officers and directors and its consultants, independent contractors and advisors.  As of June 30, 2009, all of the Company’s employees, officers and directors were eligible to receive awards under the Plan.  The number of persons covered by the Plan may increase if we add additional employees (including officers) and directors.  As of the date of this Annual Report, no awards have been granted from the Plan.

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

Common Stock

The following table is furnished as of June 30, 2009, to indicate beneficial ownership of shares of the Company’s common stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company’s common stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group.

Class of Stock	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Common	Fred Peck[1]	102,881,950	48.24%
Common	Rocky Wulianghai[2]	6,000,000	2.81%
Common	Chia Hsun Wu	-	N/A
Common	Hiroshi Shinohara	-	N/A
Common	Thomas Lee	-	N/A

(1) Includes shares owned by Alfredo Properties Limited, wholly-owned by Mr. Peck, 20,881,950 shares; and shares owned by the following entities controlled by Mr. Peck: First Core Capital Finance Limited, 22,000,000 shares; First Federal Holdings Limited, 40,000,000; Magnate Trading Services Limited, 6,666,000 shares; Piaster Assets Inc., 6,666,000 shares; and Original Group Holdings Limited, 6,668,000 shares.

(2) Resigned on 30th September 2009.

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

No directors, executive officers or immediate family members of such individuals were engaged in transactions with us or any of our subsidiaries during the fiscal years ended June 30, 2006, June 30, 2007, June 30, 2008 and June 30, 2009.  Furthermore, we have no “interlocking” relationships in which any of our executive officers are a member of the board of directors of another entity whose executive officers are a member of our Board of directors.

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

On August 18, 2008 the Registrant filed a Current Report disclosing the dismissal of Gruber & Company, LLC as the Company’s independent accountant, effective on May 15, 2007.

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

On March 26, 2009 the Registrant filed a Current Report disclosing the Board ratified an amendment to the Joint Venture Agreement with certain investors, under which the Company transferred certain subsidiaries to a newly formed joint venture corporation in consideration for stock in the joint venture corporation and certain investment into the joint venture corporation.

On July 23, 2009 the Registrant filed a Current Report disclosing the Company received approval from Haikou Intermediate People’s Court of the People’s Republic of China on June 25, 2009 thereby allowing the Company, IMOT Information Technology (Shenzhen) Co., Ltd., Guangzhou Ditai Communication Co., Ltd., Hainan Special Economic Zone Property Rights Exchange Centre, Hainan Exchange Center Non-Public Company Equity Registration Co., Ltd. and Zhai, Xiya to settle their dispute over a stock exchange agreement entered into on December 11, 2004.

On September 3, 2009 the Registrant filed a Current Report disclosing the Board approved to dismiss The Corporate Law Group and appoint David J. Levenson as the Company attorney in US law and Yuen & Partners as Company attorney in Hong Kong law, with effective on August 8, 2009.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2009 and June 30, 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	June 30, 2009		June 30, 2008

(i) Audit Fees	$30,000	*	$45,000	*
(ii) Audit Related Fees	$—		$—
(iii) Tax Fees	$—		$—
(iv) All Other Fees	$—		$—

*  Audit fee for fiscal years ended June 30, 2009and June 30, 2008 were accrued to the auditors, Albert Wong & Co., CPA.

Item 15.  Exhibits and Financial Statement Schedules

The following auditor’s report and financial statements are filed as part of this annual report:

[Intentionally Left Blank]

ALBERT WONG & CO.
CERTIFIED PUBILC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG

B Soc., Sc., ACA., LL.B., CPA(Practising)

To:      The board of directors and stockholders of
            Intermost Corporation

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Intermost Corporation and subsidiaries as of June 30, 2009 and 2008 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermost Corporation as of June 30, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Hong Kong	Albert Wong & Co.
September 30, 2009	Certified Public Accountants

INTERMOST CORPORATION

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2009 AND 2008
(Stated in US Dollars)

	Notes	2009	2008
ASSETS
Current assets
Cash and cash equivalents	2(e)	$575,523	$640,200
Accounts receivable, net	2(g)	1,464	3,949,653
Deposits, prepayment and other receivables	3	741,680	1,318,880
Other loan receivables	5	474,825	670,288
Total current assets		$1,793,492	$6,579,021
Restricted cash	2(f)	-	313,732
Unlisted investment	2(h)	943,072	937,363
Plant and equipment, net	6	119,690	74,568
Goodwill	4	-	-
Intangible assets, net		12,416	16,365
Investment in associated companies	2(l)	1	1,258,742
TOTAL ASSETS		$2,868,671	$9,179,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$-	$3,353,240
Accrued liabilities and other payable	7	518,927	759,353
Customers deposits		5,468	83,999
Advance from a shareholder		-	159,600
Advance from a related company	9	-	475,173
Business and other taxes payable		1,034	1,047
Total current liabilities		$525,429	$4,832,412
TOTAL LIABILITIES		$525,429	$4,832,412

See accompanying notes to consolidated financial statements

INTERMOST CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2009 AND 2008
(Stated in US Dollars)

	Notes	2009	2008

Minority interests		$446,361	$12,418

STOCKHOLDERS’ EQUITY

Common stock at $0.001 par value, 500,000,000 shares authorized, 213,281,873 shares issued and outstanding at June 30, 2009;	10	213,282	213,282
Additional paid-in capital	10	24,997,931	24,843,131
Accumulated deficit		(23,282,270)	(20,846,563)
Accumulated other comprehensive income	2(s),10	(32,062)	125,111
		$1,896,881	$4,334,961
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$2,868,671	$9,179,791

See accompanying notes to consolidated financial statements

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

	Notes	2009	2008

Net revenues	2(m)	$4,023	$26,108
Cost of net revenues		(4,717)	(68,328)
Gross loss		$(694)	$(42,220)
Selling, general and administrative expenses		(1,415,584)	(1,562,972)
Loss from operations		$(1,416,278)	$(1,605,192)
Investment income		250,110	277,755
Interest income		34,523	81,123
Other income		94,908	42,097
Bad debts written off	3(d)	(710,011)	-
		$(1,746,748)	$(1,204,217)
Unusual items
Loss on disposal of a subsidiary		-	(353,377)
Impairment of associate company	13	(1,265,148)	-
Loss before income taxes and minority interests		$(3,011,896)	$(1,557,594)
Income taxes	8	-	-
Net loss before minority interests		$(3,011,896)	$(1,557,594)
Minority interests		576,189	540
Net loss		$(2,435,707)	(1,557,054)
Net loss per share:
-Basic and diluted		$(0.0114)	$(0.0074)
Weighted average no. of common stock
-Basic and diluted		$213,281,873	$211,069,111

See accompanying notes to consolidated financial statements

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

				Additional	Accumulated
	No.			paid	Other
	shares	Common	Treasury	In	comprehensive	Accumulated
	outstanding	stock	Stock	capital	Income/(loss)	deficit	Total

Balance, July 1, 2007	215,370,278	$215,371	$(8,970)	$24,216,705	$(444,805)	$(19,289,509)	$4,688,792
Net loss	-	-	-	-	-	(1, 557,054)	(1,557,054)
Redemption of common stocks	(8,970,355)	(8,970)	8,970	-	-	-	-
Issuance of common stocks	6,881,950	6,881	-	626,426	-	-	633,307
Foreign currency translation adjustment	-	-	-	-	415,116	-	415,116
Adjustment on shares paid for compensation	-	-	-	-	154,800	-	154,800
Balance, June 30, 2008	213,281,873	$213,282	$-	$24,843,131	$125,111	$(20,846,563)	$4,334,961

Balance, July 1, 2008	213,281,873	$213,282	$-	$24,843,131	$125,111	$(20,846,563)	$4,334,961
Net loss	-	-	-	-	-	(2,435,707)	(2,435,707)
Adjustment on shares paid for compensation	-	-	-	154,800	(154,800)	-	-
Foreign currency translation adjustment	-	-	-	-	(2,373)	-	(2,373)
Balance, June 30, 2009	213,281,873	$213,282	-	24,997,931	(32,062)	(23,282,270)	1,896,881

See accompanying notes to consolidated financial statements

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

	Note	2009	2008
Cash flows from operating activities
Net loss		$(2,435,707)	$(1,557,054)
Amortization of intangible assets		4,044	5,862
Bad debts	3(d)	710,011	-
Depreciation		46,100	30,587
Loss on disposal of fixed assets		5,921	-
Loss on disposal of a subsidiary		-	353,377
Impairment of associate company	13	1,265,148	-
Minority interests		433,436	(540)

Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts receivable, net		170,474	549,614
Deposits, prepayment and other receivable		356,909	278,181
Short-term loan		-	69,726
Accounts payables		-	(947,404)
Accrued liabilities and other payable		(102,178)	(64,306)
Customers deposits		(79,357)	(8,079)
Deferred revenue		394	(10,710)
Business and other taxes payable		(20)	667
Net cash provided by/(used in) operating activities		$375,175	$(1,300,079)
Cash flows from investing activities
Acquisition of plant and equipment		$(96,645)	$(50,862)
Increase in short-term investment		-	27,651
Deposit of investment		-	156,876
Net cash (used in)/provided by investing activities		$(96,645)	$133,665
Cash flows from financing activities
Advance from a related party		$(477,592)	$447,878
Advance from a shareholder		(160,412)	(16,903)
Redemption of common stocks		-	(8,970)
Proceeds from issuance of common stocks, net		-	110,949
Restricted cash		315,329	21,729
Net cash (used in)/provided by financing activities		$(322,675)	$554,683

INTERMOST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

	2009	2008

Net decrease in cash and cash equivalents	$(44,145)	$(611,731)
Effect of foreign currency translation on cash and cash equivalents	(20,532)	721,463
Cash and cash equivalents–beginning of year	640,200	530,468
Cash and cash equivalents–end of year	$575,523	$640,200

	2009	2008
Supplementary cash flow information:
Interest received	$5,892	$30,280

See accompanying notes to consolidated financial statements

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
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

The Company is engaged in providing, directly and through its subsidiaries and associated companies, business equity and financial consulting services in the People’s Republic of China (the "PRC" or "China").   The Company's fiscal year-end is June 30.

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

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)	Principles of Consolidation (continued)

The Company’s subsidiaries and affiliated companies and their principal activities as of June 30, 2009 are summarized as follows:
Name	Place of incorporation of organization	Percentage of Equity Interest Attributable to the Company	Principal Activities
Intermost Limited (“IL”)	British Virgin Islands	100%	Investment holding
Leader Palace International Limited (LP)	British Virgin Islands	100%	Inactive
Intermost (H.K.) Limited (“IHKL”)	Hong Kong	100%	Inactive
IMOT Information Technology (Shenzhen) Ltd. (“IITSL”)*	PRC	100%	Investment holding
China Equity Platform Holding Group Limited (“CEPHGL”)**	British Virgin Islands	60%	Investment holding
ChinaE.com E-Commerce Co. Ltd. (Formerly known as China E.com Information Technology Ltd. (“CECITL”))***	PRC	60%	Business equity and financial consulting services
ChinaE.com Technology (Shenzhen) Ltd.(“CECTSL”)***	PRC	60%	Business equity and financial consulting services
ChinaE.com Investment Consultants (Shenzhen) Company Ltd. (“CECICSL”)****	PRC	60%	Inactive
Intermost Focus Advertising Company Ltd.(“IFACL”)****	PRC	54%	Inactive
Shenzhen International Hi-Tech Property Right Exchange Centre (“SIHTPREC”)*****	PRC	9%	Private equity exchange
Hainan Special Economic Zone Property Right Exchange Center (PREC)*****	PRC	12.6%	Private Property Right Exchange

* IITSL is wholly foreign owned enterprises established in the PRC to be operated until 2018.              .

** During the fiscal year of June 30, 2009, the Company has transferred the subsidiary companies, CECITL, CECICSL, IFACL & CECTSL and investments in PRC companies, SIHTPREC & PREC to CEPHGL in exchanging 60% of shareholdings in CEPHGL. The group operations of CEPHGL are consolidated into the Company’s financial statements.

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)	Principles of Consolidation (continued)

*** CECTSL and CECITL are wholly foreign owned enterprises established in the PRC to be operated until 2014 and 2018 respectively. They are subsidiaries of CEPHGL and their operations are consolidated into CEPHGL’s financial statements.

**** IFACL and CECICSL are equity joint ventures established in the PRC to be operated until 2010 and 2026 respectively. They are subsidiaries of CEPHGL and their operations are consolidated into CEPHGL’s financial statements.

*****   PREC is equity joint venture established in the PRC to operate for a period of years until   2033. PREC is associated companies of CEPHGL and is accounted for under the equity method of accounting. SIHTPREC is an affiliated company and is accounted for under the cost method.

The Company owns certain of its subsidiaries through trusts that were created by a Declaration of Trust executed by Huang Liqiong and Jun Liang in February 2000. The trusts were created by, and therefore are revocable by, IL. Accordingly, IL consolidates the operations of CECITL since it is the beneficial owner of a majority of the outstanding interests and, through its ability to revoke the trusts, retains control of these interests.  CECITL has transferred to CEPHGL.

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
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
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

Restricted cash represents time deposit accounts in Mega International Commercial Bank under one year Performance Guarantee Contract between Innocom Telecom Holdings and Leader Palace International Limited to secure the performance of Innocom as a service provider to Chunghwa Telecom Co. Ltd. The contract was ended at April 9, 2008 and renewed another year to April 9, 2009. Due to the breach of contract of Innocom and Chunghwa Telecom Co. Ltd., the Mega International Commercial Bank has withdrawn US$197,830 to compensate Chunghwa Telecom Co. Ltd. during the year.

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

(h)	Investments

The non-marketable equity security investments are presented at historical cost because the Company does not have significant influence over the underlying investments. These investments are subject to a periodic impairment review. To the extent any impairment is considered other-than-temporary, the investment is written down to its fair value and the loss is recorded as interest income and other, net.  The amount of unlisted investment is RMB 6,441,372 of Shenzhen International Hi-Tech Property Right Exchange Centre (“SIHTPREC”), no impairment has been found necessary.

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(i)	Property and equipment

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

(j)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis. See Note 4 for goodwill impairment details.

(k)	Accounting for the impairment of long-lived assets

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

See Note 4 for impairment of goodwill and Note 13 for impairment of investment in associated company.

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(l)	Associated Company

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

(m)	Revenue recognition

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

(n)	Stock compensation

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

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(n	Stock compensation (continued)

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

The Company did not have any stock options outstanding during the year ended June 30, 2009. Accordingly, no pro forma financial disclosure is provided herein.

(o)	Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in selling expenses were $11,298 and $1,220 for the years ended June 30, 2009 and 2008 respectively.

(p)	Income taxes

The Company uses the accrual method of accounting to determine and report its taxable income and tax credit in the year in which they are available.  The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(p)	Income taxes (continued)

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

In respect of the Company’s subsidiaries domiciled and operated in China, Taiwan and Hong Kong, the taxation of these entities can be summarized as follows:

The subsidiaries incorporated in PRC are subject to the corporation income tax rate of 25% for 2009 and 2008. However, in accordance with the relevant tax laws and regulations of PRC, the local corporation income tax rate is 15%.

The subsidiary incorporated in BVI while operated in Taiwan will be considered a non-resident for tax purposes to the profit-seeking enterprise income tax which is from 0% to 25%. However, it will be subject to profit-seeking enterprise income tax only for its income derived from Taiwan sources.

The subsidiaries are subject to Hong Kong profits tax rate of 16.5% (2008: 17.5%).

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

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(q)	Earnings per share

The Company computes net income (loss) per share in accordance with SFAS No. 128. “Earnings per Share”.  SFAS No. 128 requires presentation of both basic and diluted earnings per Share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.   Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

(r)	Foreign currency translation

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

	June 30, 2009	June 30, 2008
Year end HKD : US$ exchange rate	7.7499	7.8037
Average yearly HKD : US$ exchange rate	7.7643	7.7949

	June 30, 2009	June 30, 2008
Year end TWD : US$ exchange rate	32.7927	30.4355
Average yearly TWD : US$ exchange rate	32.8048	31.8569

	June 30, 2009	June 30, 2008
Year end RMB : US$ exchange rate	6.8302	6.8718
Average yearly RMB : US$ exchange rate	6.8370	7.2906

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(s)	Comprehensive income

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

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Reclassification

Certain amounts in the prior year have been reclassified to conform to the current year’s presentation.

(u)	Recent accounting pronouncements

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

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company's financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement in the year ended June 30, 2009 is not expected to have a material impact on the Company’s consolidated financial results.

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(u)	Recent accounting pronouncements (continued)

In June 2009, the FASB issued SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The adoption of these standards is not expected to have any material impact on the Company’s Consolidated Financial Statements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The adoption of these standards is not expected to have any material impact on the Company’s Consolidated Financial Statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this Statement is not expected to have change to the company’s Consolidated Financial Statements.

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

3.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables are summarized as follow:

	2009	2008

Rental and utilities deposits	$42,862	$27,671
Advance to employees	7,412	6,785
Deposit for legal advice	16,353
Prepaid expenses	1,234	2,428
Interest receivable	63,081	68,350
Other Loan	-	92,843
Trade deposit paid (a)	1,442	-
Other receivables (b)	600,000	1,000,000
Others	9,296	120,803
	$741,680	$1,318,880

(a)	Trade deposit of security systems and spare parts prepaid to the suppliers for the sales orders placed by the customers.

(b)	Other receivables are the amount that will be collected from an associated company, Golden Anke Technology, Ltd. It is unsecured, non-interest bearing, and, due and payable on demand.

(c)
The initial deposit $1,400,000 was paid to an unrelated company in Taiwan for a pending acquisition. In June 2007, the company was no longer active in the acquisition. The Company received $150,000 refund on June 9, 2009. The remaining part of the deposit $1,250,000 less $32,525 translation adjustment, at $1,217,475, was impaired and written-off in the year ended June 30, 2007.

(d)	The bad debt written-off in June 30, 2009 was $710,011 which was included trade debts written-off US$282,931 (2008: nil) and loan receivable written-off US$427,080 (2008: nil).

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

4.	GOODWILL

Pursuant to the Stock Exchange Agreement between the Company and China Equity Platform Holding Group Limited (CEPHGL), the Company has transferred the subsidiary companies, CECITL, CECICSL, IFACL & CECTSL and investments in PRC companies, SIHTPREC & PREC to CEPHGL in exchanging 60% of shareholdings in CEPHGL during the fiscal year end of June 30, 2009. The calculation of goodwill is list as below:

	RMB	USD
100% common stock of CECITL	$(13,920,093)	$(2,038,021)
100% common stock of CECICSL	2,083,043	304,975
90% common stock of IFACL	(131,979)	(19,323)
100% common stock of CECTSL	15,142,471	2,216,988
10% common stock of SIHTPREC	1,941,372	284,234
14% common stock of PREC	8,649,826	1,266,409
Aggregate value	13,764,640	2,015,262

60% common stock of CEPHGLL	(10,354,200)	(1,515,944)
Goodwill balance at June 30, 2009	$3,410,440	$499,318

Goodwill of $499,318 represented the excess of the purchase price over the fair value of the net tangible asset acquired through the transaction of spin-off of the above-listed subsidiaries.

	RMB	USD
Goodwill acquired in CEPHGLL transaction during June 30, 2009	$3,410,440	$499,318
Foreign currency translation adjustment	-	-
Impairment for the year ended June 30, 2009	-	-
Elimination: Gain on spin-off subsidiaries	(3,410,440)	(499,318)
Consolidated Balance at June 30, 2009	$-	$-

According to SAB No. 30 (Topic 5E) and SAB No, 81 (Topic 5U), the gain on spin-off subsidiaries are eliminated in the Company’s consolidated financial statements to reverse the immediate gain recognition on the spin-off subsidiaries transaction.

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

5.	OTHER LOAN RECEIVABLES

The Company made a loan to an un-related third party of US$250,000 and US$350,000 on November 28, 2005 and December 12, 2005, respectively with interest rate at 12% p.a. and due and payable on September 28, 2006 and September 12, 2006 respectively. The Company had partially collected US$125,175.  The US$ 474,825 balances of the loans are still outstanding and the Company is continuously charging the loan interest accordingly.

6.	PLANT AND EQUIPMENT, NET

Plant and equipment comprise the followings:

	2009	2008
At cost
Computer equipment	$138,407	$116,047
Furniture and office equipment	92,238	71,276
	$230,645	$187,323
Less: Accumulated depreciation	(110,955)	(112,755)
	$119,690	$74,568

Depreciation expenses were $46,100 and $30,587 for the years ended June 30, 2009 and 2008 respectively.

7.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables are summarized as follows:

	2009	2008
Wages and bonus	$35,637	$27,202
Consultancy fees	25,000	100,097
Legal and professional fees	-	23,637
Audit and review fees	30,000	45,000
Loan interest payable	33,750	59,106
Loan from shareholder	386,513	500,000
Other	8,027	4,311
	$518,927	$759,353

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

8.	INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate.

The Company is subject to the United States federal corporate income tax at a rate of 33%. IL was incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, is exempted from payment of the British Virgin Islands income taxes.  The subsidiaries (IITSL, CEPHGL, CECITL, CECTSL, CECICSL and IFACL) established in the PRC are subject to PRC enterprise income taxes at a rate of 15%.   The subsidiary (LP) established in the British Virgin Islands while operated in Taiwan is subject to Taiwan non-resident profit-seeking enterprise income tax, which is from 0% to 25%, only for the income derived from Taiwan sources. IHKL is subject to Hong Kong profits tax at a rate of 16.5%.

The reconciliation of the United States federal income tax rate to the effective income tax rate based on loss before income taxes stated in the consolidated statements of operations is as follows:

Deferred taxation consisted of:

	2009	2008

Net operating loss carry forwards	$2,435,707	$1,557,054
Valuation allowance	(2,435,707)	(1,557,054)
Deferred tax assets, net	$-	$-

The change in valuation allowance from June 30, 2008 to June 30, 2009 is primarily related to the tax effects of the increase in the net operating loss in the current fiscal year. The Company has net operating loss carry forwards totaling approximately $23 million as of June 30 2009, primarily relating to operations in the PRC and Taiwan. A valuation allowance has been established for the full amount of the deferred tax benefit related to those loss carry forwards and other deferred tax assets as management believes that their realization is uncertain.

9.	ADVANCE FROM A RELATED PARTY

As at June 30, 2008, there was an advance from a related party, China Equity Platform Holding Group Ltd. The advance is unsecured, interest free and with no fixed term of repayment.

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

10.	STOCKHOLDERS’ EQUITY

Year ended June 30, 2009

The number of common stock does not have change during the year.

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

Operating Leases - The Company has operating lease agreements for office premises, which expiring through February 2011. Future minimum rental payments under agreements classified as operating leases with non-cancelable terms for the next one year and thereafter are as follows:

June 30,
2010	124,000
2011 and thereafter	76,000
$200,000

Rental expense paid for the years ended June 30, 2009 and 2008 were US$134,053 and $54,864 respectively.

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

12.	SEGMENT INFORMATION

The Group is principally engaged in the operation of business equity and financial consulting services in the PRC. Nearly all identifiable assets of the Group are located in the PRC. All revenues are derived from customers in the PRC. Accordingly, no analysis of the Group’s sales and assets by geographical market is presented.

13.	IMPAIRMENT OF INVESTMENT IN ASSOCIATED COMPANY

An investment in an associated company Hainan Special Economic Zone Property Right Exchange Center (PREC) with an equity balance of 1,258,742 was found being impaired and written-off in last year statement of income.

	2009	2008
	US$	US$
At July 1, 2008	1,258,742	1,258,742
Add: Foreign currency gain	6,407	-
Less: Impairment loss	(1,265,148)	-
At June 30, 2009	1	1,258,742

INTERMOST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

14.	GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2,435,707 for the year ended June 30, 2009 and has an accumulated deficit of $ 23,282,270 as of June 30, 2009.  The Company also continues to experience negative cash flows from operations. The Company will be required to raise additional capital to fund its operations, and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to strengthen its core business, control its overall expenditures, improve the efficiency of its operations and continue its efforts to expand by acquiring other business opportunities.

15.	SUBSEQUENT EVENT

The board of directors authorized the issuance of 500,000 shares of common stock with a value of $0.05 per share to Mr. Deng Xiang Xiong on August 18, 2009, for the compensation of services during 2009 which has been accounted for in the accruals during the year ended June 30, 2009.   The Company has issued 500,000 common shares on 19 August 2009 and forfeited 1,750,000 common shares during the fiscal year ended June 30, 2009. These transactions are already dispatched to the common stock transfer agent and pending on the formal execution procedure completion.

16.	COMPARATIVE AMOUNTS

Prior year comparative amounts have been reclassified to conform to current year’s presentation.

17.	RE-INSTATEMENT

On March 14, 2009, the Company was inactive due to administrative dissolution by the State of Wyoming for delinquent register agent and delinquent tax. The Company has appointed Incorp Services, Inc. as register agent and is working on the reinstatement of the Corporation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMOST CORPORATION

By:	/s/ Chia Hsun Wu
Chia Hsun Wu
Chief Executive Officer

By:	/s/ Thomas Lee
Thomas Lee
Chief Financial Officer

Dated:   October 9, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date: October 9, 2009

/s/ Fred Peck	Director
Fred Peck

/s/ Chia Hsun Wu	Director and Chief Executive Officer
Chia Hsun Wu

/s/ Hiroshi Shinohara	Director
Hiroshi Shinohara