Form 10-Q
period 2009-09-30
INTERMOST CORP
filed 2009-11-13
CIK 1088312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  212,031,873 shares of common stock as of November 6, 2009.

TABLE OF CONTENTS

ITEM 1.  FINANCIAL STATEMENTS.

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Notes	Sept 30, 2009	June 30, 2009
		USD	USD
ASSETS
Current assets
Cash and cash equivalents	2(e)	$361,987	$575,523
Accounts receivable, net	2(g)	1,464	1,464
Deposits, prepayment and other receivables	3	755,350	741,680
Other loan receivables	5	474,845	474,825

Total current assets		$1,593,646	$1,793,492
Restricted cash	2(f)	-	-
Unlisted investment	2(h)	943,196	943,072
Plant and equipment, net	6	108,055	119,690
Goodwill	4	-	-
Intangible assets, net		10,718	12,416
Investment in associated companies	2(l)	1	1

TOTAL ASSETS		$2,655,616	$2,868,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$-	$-
Accrued liabilities and other payable	7	552,142	518,927
Customers deposits		15,220	5,468
Advance from a shareholder		-	-
Advance from a related company	9	-	-
Business and other taxes payable		1,204	1,034

Total current liabilities		$568,566	$525,429

TOTAL LIABILITIES		$568,566	$525,429

See accompanying notes to consolidated financial statements

ITEM 1.  FINANCIAL STATEMENTS.

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Notes	Sept 30, 2009	June 30, 2009
		USD	USD
Minority interests		$372,610	$446,361

STOCKHOLDERS’ EQUITY

Common stock at $0.001 par value, 500,000,000 shares authorized, 213,781,873 shares issued and outstanding at June 30, 2009;	10	213,782	213,282
Additional paid-in capital	10	24,997,931	24,997,931
Accumulated deficit		(23,464,933)	(23,282,270)
Accumulated other comprehensive income	2(s),10	(32,340)	(32,062)

		$1,714,440	$1,896,881

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$2,655,616	$2,868,671

See accompanying notes to consolidated financial statements

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended Sept 30,
	2009	2008
	USD	USD
Net revenue	4,192	520
Cost of revenues	-229	-92
Gross profit	3,963	428
Costs and expenses:
Selling, general and administrative expenses	-225,591	-246,605
Impairment of goodwill		0
Exchange differences	-399	1,058
Amortization of intangible assets	-711	-652
Total costs and expenses	-226,701	-246,199

Loss from operations	-222,738	-245,771
Interest income	82	2,623
Loan interest income	0	14,710
Investment income (loss)	0	0
Other income (loss), net	-33,798	-2,057
Loss before income taxes, minority interests and equity in earnings of associated companies	-256,454	-230,495
Income taxes	0	0
Loss before minority interests and equity in earnings of associated companies	-256,454	-230,495
Minority interests	73,791	1,028

Net loss	-182,663	-229,467

Net loss per common share-basic and diluted	(0.0009)	(0.001)
Weighted average number of common shares outstanding-basic and diluted	213,781,873	213,281,873

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended Sept 30,
	2009	2008
	USD	USD
Cash flows from operating activites
Net loss	-182,663	-229,467
Amortization of intangible assets	1,699	652
Depreciation	14,870	20,442
Minority interests	-73,791	-1,028
Adjustments to reconcile net loss to net cash provided by operating activities:-
Accounts receivables	0	120,928
Deposits, prepayments and other receivables	-13,569	194,699
Accounts payable	0	-3,843
Accrued liabilities	33,180	-20,830
Cutomer deposits	10,057
Deferred revenue	-309	15
Business taxes and government surcharges payable	170	53
Net cash generated from/(used in) operating activities	-210,356	81,621
Cash flows from investing activities
Acquisition of plant and equipment	-3,223	-122,017
Increase n short term investment	0	0
Increase (decrease) in short term loan	0	-1,127
Net cash used in investing activities	-3,223	-123,144
Cash flows from financing activities
Advances from related parties	0	-97,339
Net proceeds from issuance of common stock	0	0
Net cash used in financing activities	0	-97,339

Cash and cash equivalents
Net increase (decrease)	-213,579	-138,862
Accumulated other comprehensive loss	43	98,342
Balance at beginning of period	575,523	640,200
Balance at end of period	361,987	599,680

Supplemental cash flow information:
Interest received	0	0

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED SEPT 30, 2009 AND 2008

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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2009, the results of operations for the three months ended September 30, 2009 and 2008, and the cash flows for the three months ended September 30, 2009 and 2008. The balance sheet as of June 30, 2009 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2010.

2.  NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the three months ended September 30, 2009 and 2008. Accordingly, basic and diluted earnings per share are the same for all periods presented.

3.  FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in Renminbi (“Rmb”), the currency of the People’s Republic of China (the “PRC”). The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb6.8293 to US$1.00. The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss.

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Rmb continuously appreciated to Rmb6.8302 for US$1 at June 30, 2009. And the Rmb further appreciated to Rmb6.8293 for US$1 at this quarter ended September 30, 2009.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

For the purposes of financial statements presentation, the United States dollars equivalents of the all numbers are translated at the rate of USD$1 to Rmb6.8293.

4.  STOCK-BASED COMPENSATION

The Company may periodically issue shares of common stock for services rendered or for financing costs. The Company may also periodically issue shares of common stock in conjunction with the acquisition of an, all or a portion of the equity interest in a business. The shares of common stock vest immediately on issuance and are not subject to any redemption rights.

The value of the shares of common stock issued for accounting purposes is based on the market price of the shares at the date of the transaction or on the fair value of the services rendered or net assets acquired, whichever is more determinable, based on the specific facts and circumstances of each transaction. The Company did not issue any stock during the three-month period ended September 30, 2009 for any services rendered or assets acquired.

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

The Company did not have any stock options outstanding during the period ended September 30, 2009. Accordingly, no pro forma financial disclosure is provided herein.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this Statement is not expected to have change to the company’s Consolidated Financial Statements

6.  CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

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

Intermost Limited, China Equity Platform Holding Group Limited and Leader Palace International Limited, the Company's subsidiaries incorporated under the International Business Companies Act of the British Virgin Islands, is exempted from payment of the British Virgin Islands income taxes.

Intermost (H.K.) Limited, the Company's subsidiary incorporated in Hong Kong, is subject to Hong Kong profits tax at a rate of 16.5%.

The  Company’s key consolidated subsidiaries organized in the PRC  (IMOT  Information  Technology  (Shenzhen) Ltd., ChinaE.com E-Commerce Co. Ltd., ChinaE.com  Technology (Shenzhen) Ltd., ChinaE.com Investment Consultant (Shenzhen) Ltd. and Intermost Focus Advertising Company Ltd.) are subject to PRC enterprise income taxes at a rate of 15%.

8.  CONCENTRATION

On August 10, 2004, we purchased 51% of the issued and outstanding shares of Golden Anke Technology Ltd. (“Golden Anke”) from two of its shareholders, Tu Guoshen and Li Zhiquan, to IMOT Technology for $3.24 million, payable by issuance of 12 million shares of our common stock.  The value of our common stock was determined by applying a 20% discount to the average closing price during the period from January 20 to March 19, 2004.  On or about February 15, 2008 we sold approximately two percent (2%) of the outstanding shares in Golden Anke to an unaffiliated minority stockholder so that this minority stockholder could seek an independent listing of Golden Anke on a UK exchange, thus reducing our ownership from approximately 51% to approximately 49%.  We recently discovered that GATL is no longer seeking a public listing and negotiated an exit settlement under which they will buy back our 49% ownership interest at US$1 million.  To date we have collected $400,000 of this amount.

The Company had entered into a joint venture agreement with other PRC investors on February 19, 2009 to spin off the subsidiaries and investments in operating equity exchange.  The PRC investors will form a new company to hold these subsidiaries and investments and seek an independent listing of the new company on a US exchange.  The name of the new company is China Equity Platform Holding Group Limited. When the spin off process is completed, IMOT will get 60% –common stock of the newly formed company. The spin off process is still under processing and waiting for the approval from PRC Officials. The subsidiary and associate companies will be spin off are listed as following:

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

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered; as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc.   Segment information for the three months period ended September 30, 2009 is as follows:

(a)  Net revenues:

	Three Months Ended September 30, 2009
	Rmb’000	US$’000
E-commerce solutions	4	1
Consultancy	25	3
	29	4

(b)  Net loss before equity in earnings of associated companies:

	Three Months Ended September 30, 2009
	Rmb’000	US$’000

E-commerce solutions	(648)	(95)
Consultancy	(256)	(38)
Corporate	(344)	(50)
	(1,248)	(183)

(c) Assets:

	As of September 30, 2009

	Rmb’000	US$’000
E-commerce solutions	5,807	850
Consultancy	111	16
VOIP call minutes	104	15
Corporate	12,114	1,774
	18,136	2,655

Substantially all of the Company's identifiable assets are located in the PRC.

(d)  Other items:

	Three Months Ended September 30, 2009
	Rmb’000	US$’000
Depreciation:
E-commerce solutions	100	15
Corporate expenses	2	0
	102	15

There was fixed expenditure for fixed assets $3K during the three months ended September 30, 2009.

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

Results of Operations - Three Months Ended September 30, 2009 and 2008

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the three months ended September 30, 2009 consisted primarily from ChinaE.com Tech and ChinaE.com Investment Consultants, which provide e-commerce solutions and consultancy services. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	Net Revenue		Net Revenue
	2009	2009	2008	2008
3 months ended September 30	USD'000%		USD'000%

E-commerce solutions	1	13%	1	100%
Consulting	3	87%	-	0%
	4	100%	1	100%

Total net revenues increased by 706% to $4K during the three months ended September 30, 2009, as compared to $1K during the three months ended September 30, 2008. The decrease in total net revenues was primarily due to the decrease in sales of E-commerce solutions.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	Cost of Revenue		Cost of Revenue
	2009	2009	2008	2008
3 months ended September 30	USD'000%		USD'000%

Salaries of technicians / engineers	0	0%	0	0%
Depreciation	0	0%	0	0%
Others	0	0%	0	0%
	0	-	0	-

Cost of revenues during the three months ended September 30, 2009 & 2008 were only trace amounts paid for engineer and technician salaries, other costs associated with engineering and technical staff support, and depreciation of equipment utilized in connection with the Company's operations.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	SG&A Expenses		SG&A Expenses
	2009	2009	2008	2008
3 months ended September 30	USD'000%		USD'000%

Sales & Marketing salaries & commissions	46	1150%	38	3800%
Advertising & other sales & marketing expenses	0	0%	15	1500%
Rentals	35	875%	21	2100%
Administrative salaries	72	1800%	74	7400%
Corporate overhead	73	1825%	99	9900%
	226	5650%	247	2471%

For the three months ended September 30, 2009, SG&A expense decreased by 9% to $21K, as compared to $247K for the three months ended September 30, 2008.

The decrease in SG&A expense in 2009 as compared to 2008 was principally no advertising expenses occurred for the three months ended September 30, 2009.

Income Taxes

There was no income tax for both the three months ended September 30, 2009 and the three months ended September 30, 2008.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income of the Company’s non-wholly-owned subsidiaries. The balance is derived from Intermost Focus Advertising Co.

Net Income (Loss)

The Company had net loss of $183K during the three months ended September 30, 2009, as compared to a net loss of $229K during the three months ended September 30, 2008.

Liquidity and Capital Resources – September 30, 2009

At September 30, 2009, the Company had cash and cash equivalents of $362K and working capital of $1,025K, as compared to $600K of cash and cash equivalents and $1,428K of working capital at September 30, 2008.

Net cash used in operating activities was $210K for the three months ended September 30, 2009, as compared to net cash generated from operating activities of $82K for the three months ended September 30, 2008.  The net cash generated from operating activities in 2008 is mainly from the $200K deposit received from the exit settlement agreement of Golden Anke signed on Aug 11, 2009 and there was no such special receipt in 2009.

Net cash used in investing activities was $3K and $123K for the three months ended September 30, 2009 and September 30, 2009 respectively, mainly consisting of an increase in additions of fixed assets.

Net cash used in financing activities was $0 for three months ended September 30, 2009. Net cash used in financing activities was $97K for the three months ended September 30, 2008, was mainly attributable to the partial loan settlement due to a related company.

The Company continues to evaluate various opportunities to improve the operating performance of the Company’s businesses and to invest in or acquire other types of businesses.

Principal Commitments

At September 30, 2009, the Company has operating lease agreements for office premises, which are expiring in February 2011. The Company does not have any material commitments for capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at September 30, 2009.

Subsequent Event

The Company had entered into a joint venture agreement with other PRC investors on February 19, 2009 to spin off the subsidiaries and investments in operating equity exchange.  The PRC investors will form a new company to hold these subsidiaries and investments and seek an independent listing of the new company on a US exchange.  The name of the new company is China Equity Platform Holding Group Limited. When the spin off process is completed, IMOT will get 60% –common stock of the newly formed company. The spin off process is still under processing and waiting for the approval from PRC Officials. The subsidiary and associate companies will be spin off are listed as following:

ChinaE.com Technology (Shenzhen) Company Limited
ChinaE.com Investment Consultant (Shenzhen) Company Limited
ChinaE.com E-commerce Company Limited
Intermost Focus Advertising Company Limited
Shenzhen International Hi-Tech Property Right Exchange Centre
Hainan Special Economic Zone Property Rights Exchange Centre

On October 28, 2009, the Company has filed Schedule 14C and disclosed that the Company intended to change its name to “Uni Core Holdings Corporation” and increase the number of shares of common stock to 2 billion shares at par value of $0.001 with no preemptive rights.

RISK FACTORS

In addition to other information in this Form 10-Q, including many risks presented in our Management’s Discussion and Analysis, the following risk factors should be carefully considered in evaluating our business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control.  The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition.  As a result of the risk factors set forth below and elsewhere in this 10-Q, the risks identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

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

On August 12, 2009, the Company’s current management team, following discussions with its Board of Directors and its auditors, concluded that the previously filed audited financial statements and other financial information as of and for the year ended June 30, 2008, issued with the Company’s Form 10-K filed with the Commission on October 26, 2008 should no longer be relied upon.  In response to an inquiry from the Securities and Exchange Commission concerning the Company’s financial statements, the Company reexamined certain accounts which it has now determined should have been impaired.  Impairment of these accounts is not temporary and expected to result in an increased loss for the fiscal year ended June 30, 2008 of $5,507,510 from the loss of $3,090,547 reported in the Annual Report, to a loss of $8,598,057.

Owing to the above mentioned impairment, the Company will restate the audited financial statements as of and for the year ended June 30, 2008 by filing amendments to the Form 10-K for the year ended June 30, 2008 and to the Form 10-Q for the period ended December 31, 2008 and March 31, 2009 as soon as practicable.

Similarly, on October 14, 2009, the Company announced that its board of directors and its officers also concluded that, in the same context and for the same reasons, the Company must also file amendments to its quarterly reports for the periods ended September 30, 2008, December 31, 2008 and March 31, 2009.

In connection with these restatements, the Company is re-evaluating its procedures concerning long-life asset impairment, its disclosure and presentation criteria, and its internal controls over financial reporting.  The Company intends to examine enhancements to its internal controls over financial reporting to provide reasonable assurance that errors of this type will not recur.  In addition, the Company is examining the implementation of well-defined standards for long-life asset impairment.  The Company expects to complete this reporting examination by December 31, 2009.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We had no legal proceedings outstanding as at September 30, 2009.

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

Date: November 13, 2009		INTERMOST CORPORATION

	By:	/s/ Chia Hsun Wu
Chia Hsun Wu
Chief Executive Officer

	By:	/s/ Thomas Lee
Thomas Lee
Chief Financial Officer