Form 10-Q
period 2009-12-31
INTERMOST CORP
filed 2010-02-12
CIK 1088312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission file number:  000-30430
________________

UNI CORE HOLDINGS CORP
(Formerly known as INTERMOST CORPORATION)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  334,031,873 shares of common stock as of January 29, 2010.

ITEM 1.  FINANCIAL STATEMENTS.

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Notes	Dec 31, 2009	June 30, 2009
		USD	USD
ASSETS
Current assets
Cash and cash equivalents	2(e)	$937,131	$575,523
Accounts receivable, net	2(g)	1,465	1,464
Deposits, prepayment and other receivables	3	2,271,615	741,680
Other loan receivables	5	474,622	474,825

Total current assets		$3,684,833	$1,793,492
Restricted cash	2(f)	-	-
Unlisted investment	2(h)	943,500	943,072
Plant and equipment, net	6	95,032	119,690
Goodwill	4	-	-
Intangible assets, net		9,021	12,416
Investment in associated companies	2(l)	1	1

TOTAL ASSETS		$4,732,387	$2,868,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$-	$-
Accrued liabilities and other payable	7	505,636	518,927
Customers deposits		7,350	5,468
Advance from a shareholder		-	-
Advance from a related company	9	-	-
Business and other taxes payable		1,058	1,034

Total current liabilities		$514,044	$525,429

TOTAL LIABILITIES		$514,044	$525,429

See accompanying notes to consolidated financial statements

ITEM 1.  FINANCIAL STATEMENTS.

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Notes	Dec 31, 2009	June 30, 2009
		USD	USD
Minority interests		$768,180	$446,361

STOCKHOLDERS’ EQUITY

Common stock at $0.001 par value, 500,000,000 shares authorized, 224,031,873 shares issued and outstanding at June 30, 2009;	10	224,032	213,282
Additional paid-in capital	10	27,530,431	24,997,931
Treasury stock	10	1,750	0
Accumulated deficit		(24,274,550)	(23,282,270)
Accumulated other comprehensive income	2(s),10	(31,500)	(32,062)

		$1,560,163	$1,896,881

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$4,732,387	$2,868,671

See accompanying notes to consolidated financial statements

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended Dec 31,
	2009	2008
	USD	USD
Net revenue	16,875	277
Cost of revenues	-6,063	-2,176
Gross profit	10,812	-1,899
Costs and expenses:
Selling, general and administrative expenses	-914,050	-282,537
Impairment of goodwill		0
Exchange differences	-5,724	-321
Amortization of intangible assets	-2,689	-2,497
Total costs and expenses	-922,463	-285,355

Loss from operations	-911,651	-287,254
Interest income	394	2,354
Loan interest income	0	14,337
Investment income (loss)	0	0
Other income (loss), net	16,828	-2,057

Loss before income taxes and minority interests	-894,429	-272,620
Income taxes	0	0

Loss before minority interests	-894,429	-272,620
Minority interests	84,813	760

Net loss	-809,616	-271,860

Net loss per common share-basic and diluted	(0.0036)	(0.001)
Weighted average number of common shares outstanding-basic and diluted	222,338,938	213,281,873

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six months ended Dec 31,
	2009	2008
	USD	USD
Net revenue	21,067	797
Cost of revenues	-6,292	-2,268
Gross profit	14,775	-1,471
Costs and expenses:
Selling, general and administrative expenses	-1,139,641	-529,142
Impairment of goodwill		0
Exchange differences	-6,123	737
Amortization of intangible assets	-3,400	-3,149
Total costs and expenses	-1,149,164	-531,554

Loss from operations	-1,134,389	-553,025
Interest income	476	4,977
Loan interest income	0	29,047
Investment income (loss)	0	0
Other income (loss), net	-16,970	-4,114

Loss before income taxes and minority interests	-1,150,883	-503,115
Income taxes	0	0

Loss before minority interests	-1,150,883	-503,115
Minority interests	158,604	1,788

Net loss	-992,279	-501,327

Net loss per common share-basic and diluted	(0.0046)	(0.002)
Weighted average number of common shares outstanding-basic and diluted	218,060,406	213,281,873

INTERMOST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended Dec 31,
	2009	2008
	USD	USD
Cash flows from operating activites
Net loss	-992,279	-501,327
Amortization of intangible assets	3,401	3,149
Depreciation	29,988	41,047
Minority interests	321,617	-1,788
Adjustments to reconcile net loss to net cash provided by operating activities:-
Accounts receivables	0	3,492,347
Deposits, prepayments and other receivables	-1,529,598	183,031
Accounts payable	0	-3,318,430
Accrued liabilities	-13,109	114,753
Cutomer deposits	1,655	2,328
Deferred revenue	225	632
Business taxes and government surcharges payable	23	-24
Net cash generated from/(used in) operating activities	-2,178,077	15,768
Cash flows from investing activities
Acquisition of plant and equipment	-5,276	-121,365
Increase n short term investment	0	0
Increase (decrease) in short term loan	0	322
Net cash used in investing activities	-5,276	-121,043
Cash flows from financing activities
Advances from related parties	0	-161,606
Restricted cash	0	-242
Net proceeds from issuance of common stock	2,545,000	0
Net cash generated from/(used in) financing activities	2,545,000	-161,848

Cash and cash equivalents
Net increase (decrease)	361,647	-267,123
Accumulated other comprehensive loss	-39	69,840
Balance at beginning of period	575,523	640,200
Balance at end of period	937,131	442,917

Supplemental cash flow information:
Interest received	0	0

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED DEC 31, 2009 AND 2008

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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2009, the results of operations for the three months ended December 31, 2009 and 2008, and the cash flows for the three months ended December 31, 2009 and 2008. The balance sheet as of June 30, 2009 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2010.

2.  NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the three months ended December 31, 2009 and 2008. Accordingly, basic and diluted earnings per share are the same for all periods presented.

3.  FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in Renminbi (“Rmb”), the currency of the People’s Republic of China (the “PRC”). The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb6.8271 to US$1.00. The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss.

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Rmb continuously appreciated to Rmb6.8302 for US$1 at June 30, 2009. And the Rmb further appreciated to Rmb6.8271 for US$1 at this quarter ended December 31, 2009.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

For the purposes of financial statements presentation, the United States dollars equivalents of the all numbers are translated at the rate of USD$1 to Rmb6.8271.

4.  STOCK-BASED COMPENSATION

The Company may periodically issue shares of common stock for services rendered or for financing costs. The Company may also periodically issue shares of common stock in conjunction with the acquisition of an, all or a portion of the equity interest in a business. The shares of common stock vest immediately on issuance and are not subject to any redemption rights.

The value of the shares of common stock issued for accounting purposes is based on the market price of the shares at the date of the transaction or on the fair value of the services rendered or net assets acquired, whichever is more determinable, based on the specific facts and circumstances of each transaction. The Company did not issue any stock during the three-month period ended December 31, 2009 for any services rendered or assets acquired.

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

The Company did not have any stock options outstanding during the period ended December 31, 2009. Accordingly, no pro forma financial disclosure is provided herein.

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

The Company had entered into a joint venture agreement with other PRC investors on February 19, 2009 to spin off the subsidiaries and investments in operating equity exchange.  The PRC investors will form a new company to hold these subsidiaries and investments and seek an independent listing of the new company on a US exchange.  The name of the new company is China Equity Platform Holding Group Limited. When the spin off process is completed, IMOT will get 60% –common stock of the newly formed company. The spin off process is still under processing and waiting for the approval from PRC Officials. During the spin off process, China Equity Platform Holding Group Limited has issued 9,500,000 ordinary stock at US$0.05 each to raise a working capital fund of US$475,000. The subsidiary and associate companies will be spin off are listed as following:

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

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered; as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc.   Segment information for the six months period ended December 31, 2009 is as follows:

(a)  Net revenues:

	Six Months Ended December 31, 2009
	Rmb’000	US$’000

E-commerce solutions	89	13
Consultancy	55	8
	144	21

(b)  Net loss before equity in earnings of associated companies:

	Six Months Ended December 31, 2009
	Rmb’000	US$’000

E-commerce solutions	(1,175)	(172)
Consultancy	(475)	(69)
Corporate	(5,126)	(751)
	(6,776)	(992)

(c)	Assets:

	As of December 31, 2009

	Rmb’000	US$’000
E-commerce solutions	7,193	1,053
Consultancy	6	1
VOIP call minutes	103	15
Corporate	25,006	3,663
	32,308	4,732

Substantially all of the Company's identifiable assets are located in the PRC.

(d)	Other items:

	Six Months Ended December 31, 2009
	Rmb’000	US$’000
Depreciation:
E-commerce solutions	200	29
Corporate expenses	5	1
	205	30

     There was fixed expenditure for fixed assets $5K during the six months ended December 31, 2009.

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

Results of Operations - Three Months Ended December 31, 2009 and 2008

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the three months ended December 31, 2009 consisted primarily from ChinaE.com Tech and ChinaE.com Investment Consultants, which provide e-commerce solutions and consultancy services. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:
	Net Revenue		Net Revenue
	2009	2009	2008	2008
3 months ended December 31	USD'000%		USD'000%

E-commerce solutions	13	74%	0	100%
Consulting	4	26%	-	0%
	17	100%	0	100%

Total net revenues increased by 6092% to $13K during the three months ended December 31, 2009, as compared to $0K during the three months ended December 31, 2008. The decrease in total net revenues was primarily due to the decrease in sales of E-commerce solutions.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	Cost of Revenue		Cost of Revenue
	2009	2009	2008	2008
3 months ended December 31	USD'000%		USD'000%

Salaries of technicians / engineers	0	0%	0	0%
Depreciation	0	0%	0	0%
Others	6	36%	2	786%
	6	36%	2	786%

Cost of revenues during the three months ended December 31, 2009 & 2008 were only trace amounts paid for engineer and technician salaries, other costs associated with engineering and technical staff support, and depreciation of equipment utilized in connection with the Company's operations.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	SG&A Expenses		SG&A Expenses
	2009	2009	2008	2008
3 months ended December 31	USD'000%		USD'000%

Sales & Marketing salaries & commissions	35	205%	42	15207%
Advertising & other sales & marketing expenses	8	48%	15	5586%
Rentals	35	207%	56	20018%
Administrative salaries	115	681%	72	25970%
Consultancy fee	645	3820%	-	-%
Corporate overhead	76	455%	98	35218%
	914	5417%	283	101999%

For the three months ended December 31, 2009, SG&A expense increased by 223% to $914K, as compared to $283K for the three months ended December 31, 2008.

The increase in SG&A expense in 2009 as compared to 2008 was principally the Company entering a consultancy agreement with a unrelated company, Star Fair Ventures Corp. for rendering the consulting service of business opportunities and strategic business planning by the payment of 12,000,000 Company’s shares and on the date of issuance of shares (October 15, 2009), the market price of Company’s share was US$0.21. In the quarterly ended Dec 31, 2009, the Company has absorbed US$630K in the SG&A expenses.

Income Taxes

There was no income tax for both the three months ended December 31, 2009 and the three months ended December 31, 2008.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income of the Company’s non-wholly-owned subsidiaries. The balance is derived from Intermost Focus Advertising Co.

Net Income (Loss)

The Company had net loss of $810K during the three months ended December 31, 2009, as compared to a net loss of $272K during the three months ended December 31, 2008.

Results of Operations - Six months Ended December 31, 2009 and 2008

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the six months ended December 31, 2009 consisted primarily from ChinaE.com Tech and ChinaE.com Investment Consultants, which provide e-commerce solutions and consultancy services. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:
	Net Revenue		Net Revenue
	2009	2009	2008	2008
6 months ended December 31	USD'000%		USD'000%

E-commerce solutions	13	62%	1	100%
Consulting	8	38%	-	0%
	21	100%	1	100%

Total net revenues increased by 2543% to $21K during the six months ended December 31, 2009, as compared to $1K during the six months ended December 31, 2008. The increase in total net revenues was primarily due to the increase in sales of E-commerce solutions and consulting.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	Cost of Revenue		Cost of Revenue
	2009	2009	2008	2008
3 months ended December 31	USD'000%		USD'000%

Salaries of technicians / engineers	0	0%	0	0%
Depreciation	0	0%	0	0%
Others	6	30%	2	285%
	6	30%	2	286%

Cost of revenues during the six months ended December 31, 2009 & 2008 were only trace amounts paid for engineer and technician salaries, other costs associated with engineering and technical staff support, and depreciation of equipment utilized in connection with the Company's operations.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	SG&A Expenses		SG&A Expenses
	2009	2009	2008	2008
3 months ended December 31	USD'000%		USD'000%

Sales & Marketing salaries & commissions	81	385%	80	9996%
Advertising & other sales & marketing expenses	19	88%	31	3857%
Rentals	70	331%	76	9586%
Administrative salaries	187	887%	145	18273%
Consultancy fee	658	3123%	-	-%
Corporate overhead	125	597%	197	24680%
	1140	5410%	529	66392%

For the six months ended December 31, 2009, SG&A expense increased by 116% to $1140K, as compared to $529K for the six months ended December 31, 2008.

The increase in SG&A expense in 2009 as compared to 2008 was principally the Company entering a consultancy agreement with a unrelated company, Star Fair Ventures Corp. for rendering the consulting service of business opportunities and strategic business planning by the payment of 12,000,000 Company’s shares and on the date of issuance of shares (October 15, 2009), the market price of Company’s share was US$0.21. In the quarterly ended Dec 31, 2009, the Company has absorbed US$630K in the SG&A expenses.

Income Taxes

There was no income tax for both the six months ended December 31, 2009 and the six months ended December 31, 2008.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income of the Company’s non-wholly-owned subsidiaries. The balance is derived from Intermost Focus Advertising Co.

Net Income (Loss)

The Company had net loss of $992K during the six months ended December 31, 2009, as compared to a net loss of $501K during the six months ended December 31, 2008.

Liquidity and Capital Resources – December 31, 2009

At December 31, 2009, the Company had cash and cash equivalents of $937K and working capital of $3,171K, as compared to $443K of cash and cash equivalents and $1,152K of working capital at December 31, 2008.

Net cash used in operating activities was $2178K for the six months ended December 31, 2009, as compared to net cash generated from operating activities of $16K for the xix months ended December 31, 2008.  The net cash used in operating activities in 2009 is mainly from the prepayment of consultancy fee to unrelated company, Star Fair Ventures Corp. $1,890K and there was no such payment in 2009.

Net cash used in investing activities was $5K and $121K for the six months ended December 31, 2009 and December 31, 2009 respectively, mainly consisting of an increase in additions of fixed assets.

Net cash generated financing activities was $2,545K for six months ended December 31, 2009, was mainly the issuance of share capital for the payment of consultancy fee to Star Fair Ventures Corp. Net cash used in financing activities was $162K for the six months ended December 31, 2008, was mainly attributable to the partial loan settlement due to a related company.

The Company continues to evaluate various opportunities to improve the operating performance of the Company’s businesses and to invest in or acquire other types of businesses.

Principal Commitments

At December 31, 2009, the Company has operating lease agreements for office premises, which are expiring in February 2011. The Company does not have any material commitments for capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at December 31, 2009.

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
Shenzhen International Hi-Tech Property Right Exchange Centre
Hainan Special Economic Zone Property Rights Exchange Centre

On December 15, 2009, the Company purchased (1) 50,215,449 shares of APT Paper Group Limited (“APT”) from FG Management Company Limited, (2) 63,279,037 shares of APT from Global Golden Group Investments Co, Ltd., (3)12,409,143 shares of APT from Wise Link Management Ltd., (4)5,989,798 shares of APT from Plan Star Development Limited, and (5) 2,046,604 shares of APT from Sure Strong Limited by five sale and purchase agreements.  The consideration of the APT shares is subject to the valuation suggested in the valuation report of the APT to be issued on or before 28 February, 2010.

On December 30, 2009, the Company entered into 5 Supplemental Agreement with (1) FG Management Company Limited, (2) Global Golden Group Investments Co, Ltd., (3) Wise Link Management Ltd., (4) Plan Star Development Limited, and (5) Sure Strong Limited to amend and supplement the 5 sale and purchase agreements dated 28th November 2009 (the “S&P Agreements”) entered by the same parties respectively in respect of the purchase of 133,940,031 shares in aggregate in APT Paper Group Limited (“APT”) by IMOT. The terms of the Supplemental Agreement provided for the allotment of 110,000,000 IMOT shares in aggregate at the fixed price of US$0.05 per share, such allotment to be held by IMOT as stakeholder for ONE (1) year and not to be delivered to the vendors and shall be utilized as part payment upon completion of the S&P Agreements.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We had no legal proceedings outstanding as at December 31, 2009.

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

10.6	Distributorship Agreement dated November 28, 2002 between KanHan Technologies Limited and ChinaE.com Information Technology Ltd. (7)
10.7	Intermost Corporation 2003 Equity Incentive Plan (8)

10.8	Joint Venture Agreement among Intermost Corporation and Entities and/or Individuals Collectively Referred to as “Investors.” (9)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to the respective exhibits filed with the Registrant’s 10-KSB Amendment filed with the SEC on October 15, 2004
(2)	Incorporated by reference to the respective exhibits filed with Registrant’s Registration Statement on Form 10-SB (Commission File No. 0-30430).
(3)	Incorporated by reference to the respective exhibits filed with the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.
(4)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2003.
(5)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2004.
(6)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2004.
(7)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2003.
(8)	Incorporated by reference to the exhibit filed with the Registrant’s Proxy Statement filed with the SEC on January 6, 2004.
(9)	Incorporated by reference to the exhibit filed with the Registrant’s 10-K Amendment filed with the SEC on November 7, 2008.

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2010		INTERMOST CORPORATION

By:
Chia Hsun Wu
Chief Executive Officer

By:
Thomas Lee
Chief Financial Officer