Form 10-Q
period 2010-03-31
INTERMOST CORP
filed 2010-05-14
CIK 1088312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  334,031,873 shares of common stock as of May 11, 2010.

TABLE OF CONTENTS

PART I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar 31, 2010	June 30, 2009
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$676,643	$575,523
Accounts receivable, net	1,465	1,464
Deposits, prepayment and other receivables	1,726,051	741,680
Other loan receivables	474,072	474,825

Total current assets	$2,878,231	$1,793,492
Restricted cash	-	-
Unlisted investment	943,818	943,072
Deposit of investment	5,500,000	-
Plant and equipment, net	79,915	119,690
Goodwill	-	-
Intangible assets, net	7,323	12,416
Investment in associated companies	1	1

TOTAL ASSETS	$9,409,288	$2,868,671

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$-	$-
Accrued liabilities and other payable	462,568	518,927
Customers deposits	19,011	5,468
Advance from a shareholder	-	-
Advance from a related company	-	-
Business and other taxes payable	1,134	1,034

Total current liabilities	$482,713	$525,429

TOTAL LIABILITIES	$482,713	$525,429

See accompanying notes to consolidated financial statements

ITEM 1.  FINANCIAL STATEMENTS.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar 31, 2010	June 30, 2009
	USD	USD

Minority interests	$724,781	$446,361

STOCKHOLDERS’ EQUITY

Common stock at $0.001 par value,
2,000,000,000 shares authorized,
334,031,873 and 213,281,873 shares issued and outstanding at March 31, 2010 and
June 30, 2009	334,032	213,282
Additional paid-in capital	32,920,431	24,997,931
Treasury stock	1,750	0
Accumulated deficit	(25,023,139)	(23,282,270)
Accumulated other comprehensive income	(31,280)	(32,062)

	$8,201,794	$1,896,881

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$9,409,288	$2,868,671

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended Mar 31,
	2010	2009
	USD	USD
Net revenue	47,888	67
Cost of revenues	(2,437)	(163)
Gross profit	45,451	(96)
Costs and expenses:
Selling, general and administrative expenses	(877,790)	(249,544)
Impairment of goodwill		0
Exchange differences	(147)	(337)
Amortization of intangible assets	(1,700)	(1,925)
Total costs and expenses	(879,637)	(251,806)

Loss from operations	(834,186)	(251,902)
Interest income	204	425
Loan interest income	0	(127)
Investment income (loss)	0	0
Other income (loss), net	41,744	1,594

Loss before income taxes and minority interests	(792,238)	(250,010)
Income taxes	0	0

Loss before minority interests	(792,238)	(250,010)
Minority interests	43,648	751

Net loss	(748,590)	(249,259)

Net loss per common share-basic and diluted	(0.0029)	(0.0012)
Weighted average number of common shares
outstanding-basic and diluted	256,721,654	218,281,873

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine months ended Mar 31,
	2010	2009
	USD	USD
Net revenue	68,955	864
Cost of revenues	(8,729)	(2,431)
Gross profit	60,226	(1,567)
Costs and expenses:
Selling, general and administrative expenses	(2,017,431)	(778,686)
Impairment of goodwill		0
Exchange differences	(6,270)	400
Amortization of intangible assets	(5,100)	(5,074)
Total costs and expenses	(2,028,801)	(783,360)

Loss from operations	(1,968,575)	(784,927)
Interest income	680	5,402
Loan interest income	0	28,920
Investment income (loss)	0	0
Other income (loss), net	24,774	(2,520)

Loss before income taxes and minority interests	(1,943,121)	(753,125)
Income taxes	0	0

Loss before minority interests	(1,943,121)	(753,125)
Minority interests	202,252	2,539

Net loss	(1,740,869)	(750,586)

Net loss per common share-basic and diluted	(0.0069)	(0.0035)
Weighted average number of common shares
outstanding-basic and diluted	253,343,004	218,281,873

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended Mar 31,
	2010	2009
	USD	USD
Cash flows from operating activities
Net loss	(1,740,869)	(750,586)
Amortization of intangible assets	5,103	5,074
Depreciation	45,147	55,222
Minority interests	278,067	(2,539)
Loss on disposal of fixed assets	0	5,935
Adjustments to reconcile net loss to net cash
provided by operating activities:-
Accounts receivables	0	3,142,619
Deposits, prepayments and other receivables	(983,785)	499,136
Accounts payable	0	(3,310,188)
Accrued liabilities	(56,770)	(159,842)
Customer deposits	13,510	4,248
Deferred revenue	29	636
Business taxes and government surcharges payable	99	(28)
Net cash generated from/(used in) operating activities	(2,439,469)	(510,313)
Cash flows from investing activities
Acquisition of plant and equipment	(5,278)	(122,039)
Deposit of investment	(5,500,000)	0
Increase (decrease) in short term loan	1,128	(199,597)
Net cash used in investing activities	(5,504,150)	(321,636)
Cash flows from financing activities
Advances from related parties	0	133,921
Restricted cash	0	316,900
Net proceeds from issuance of common stock	8,045,000	0
Net cash generated from/(used in) financing activities	8,045,000	450,821

Cash and cash equivalents
Net increase (decrease)	101,381	(381,128)
Accumulated other comprehensive loss	(261)	93,893
Balance at beginning of period	575,523	640,200
Balance at end of period	679,643	352,965

Supplemental cash flow information:
Interest received	0	0

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NINE MONTHS ENDED MAR 31, 2010 AND 2009

1.  ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Uni Core Holdings Corporation (the "Company") and its majority-owned subsidiaries, of which the Company has the ability to exercise control and direct operations and the minority interests do not possess participatory rights. All material intercompany balances and transactions have been eliminated on consolidation.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2009, and the cash flows for the three months ended March 31, 2010 and 2009. The balance sheet as of June 30, 2009 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2010.

2.  NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the three months ended March 31, 2010 and 2008. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Rmb continuously appreciated to Rmb6.8302 for US$1 at June 30, 2009. And the Rmb further appreciated to Rmb6.8248 for US$1 at this quarter ended March 31, 2010.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

For the purposes of financial statements presentation, the United States dollars equivalents of the all numbers are translated at the rate of USD$1 to Rmb6.8248.

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

The Company did not have any stock options outstanding during the period ended March 31, 2010. Accordingly, no pro forma financial disclosure is provided herein.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this Statement is not expected to have change to the company’s Consolidated Financial Statements

6.  CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

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

On January 1, 1994, the PRC government introduced a single rate of exchange of Rmb against United States Dollar (“US$”) as quoted daily by the People’s Bank of China (the "Unified Exchange Rate"). On July 21, 2006, the Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure from the United States. The Peoples Bank of China also announced that the Rmb would be pegged to a basket of foreign currencies, rather than being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. No representation is made that the Rmb amounts have been, or could be, converted into US dollars at that rate. This quotation of exchange rates does not imply free convertibility of Rmb to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

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

8.  CONCENTRATION

On August 10, 2004, we purchased 51% of the issued and outstanding shares of Golden Anke Technology Ltd. (“Golden Anke”) from two of its shareholders, Tu Guoshen and Li Zhiquan, to IMOT Technology for $3.24 million, payable by issuance of 12 million shares of our common stock.  The value of our common stock was determined by applying a 20% discount to the average closing price during the period from January 20 to March 19, 2004.  On or about February 15, 2008 we sold approximately two percent (2%) of the outstanding shares in Golden Anke to an unaffiliated minority stockholder so that this minority stockholder could seek an independent listing of Golden Anke on a UK exchange, thus reducing our ownership from approximately 51% to approximately 49%.  We recently discovered that GATL is no longer seeking a public listing and negotiated an exit settlement under which they will buy back our 49% ownership interest at US$1 million.  To date we have collected $800,000 of this amount.

The Company had entered into a joint venture agreement with other PRC investors on February 19, 2009 to spin off the subsidiaries and investments in operating equity exchange.  The PRC investors will form a new company to hold these subsidiaries and investments and seek an independent listing of the new company on a US exchange.  The name of the new company is China Equity Platform Holding Group Limited. When the spin off process is completed, UCHC will get 60% –common stock of the newly formed company. During the spin off process, China Equity Platform Holding Group Limited has issued 9,500,000 ordinary stock at US$0.05 each to raise a working capital fund of US$475,000. The subsidiary and associate companies having spin off are listed as following:

ChinaE.com Technology (Shenzhen) Company Limited
ChinaE.com Investment Consultant (Shenzhen) Company Limited
ChinaE.com E-commerce Company Limited
Intermost Focus Advertising Company Limited
Shenzhen International Hi-Tech Property Right Exchange Centre
Hainan Special Economic Zone Property Rights Exchange Centre

On December 15, 2009, the Company purchased (1) 50,215,449 shares of APT Paper Group Limited (“APT”) from FG Management Company Limited, (2) 63,279,037 shares of APT from Global Golden Group Investments Co, Ltd., (3)12,409,143 shares of APT from Wise Link Management Ltd., (4)5,989,798 shares of APT from Plan Star Development Limited, and (5) 2,046,604 shares of APT from Sure Strong Limited by five sale and purchase agreements.  The consideration of the APT shares is subject to the valuation suggested in the valuation report of the APT to be issued on or before 31 May, 2010. On December 30, 2009, the Company entered into 5 Supplemental Agreement with (1) FG Management Company Limited, (2) Global Golden Group Investments Co, Ltd., (3) Wise Link Management Ltd., (4) Plan Star Development Limited, and (5) Sure Strong Limited to amend and supplement the 5 sale and purchase agreements dated 28th November 2009 (the “S&P Agreements”) entered by the same parties respectively in respect of the purchase of 133,940,031 shares in aggregate in APT Paper Group Limited (“APT”) by UCHC. The terms of the Supplemental Agreement provided for the allotment of 110,000,000 UCHC shares in aggregate at the fixed price of US$0.05 per share, such allotment to be held by UCHC as stakeholder for ONE (1) year and not to be delivered to the vendors and shall be utilized as part payment upon completion of the S&P Agreements and this 110,000,000 UCHC shares had been issued on January 8, 2010.

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

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered; as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc.   Segment information for the nine months period ended March 31, 2010 is as follows:

(a)	Net revenues:

	Nine Months Ended March 31, 2010
	Rmb’000	US$’000
E-commerce solutions	106	16
Consultancy	365	53
	471	69

(b)	Net loss before equity in earnings of associated companies:

	Nine Months Ended March 31, 2010
	Rmb’000	US$’000

E-commerce solutions	(1,705)	(250)
Consultancy	(558)	(82)
Corporate	(9,625)	(1,409)
	(11,888)	(1,741)

(c)	Assets:

	As of March 31, 2010
	Rmb’000	US$’000
E-commerce solutions	6,298	923
Consultancy	277	41
VOIP call minutes	137	20
Corporate	57,504	8,426
	64,216	9,409

Substantially all of the Company's identifiable assets are located in the PRC.

(d)	Other items:

	Nine Months Ended March 31, 2010
	Rmb’000	US$’000
Depreciation:
E-commerce solutions	300	44
Corporate expenses	8	1
	308	45

     There was fixed expenditure for fixed assets $5K during the nine months ended March 31, 2010.

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

On January 1, 1994, the PRC government introduced a single rate of exchange of Rmb against United States Dollar ("US$") as quoted daily by the People's Bank of China (the “Unified Exchange Rate”). On July 21, 2006, Rmb was revalued from Rmb 8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Peoples Bank of China also announced that the Renminbi would be pegged to a basket of foreign currencies, rather than being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. No representation is made that the Rmb amounts have been, or could be, converted into US$ at that rate. This quotation of exchange rates does not imply free convertibility of Rmb to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

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

Results of Operations - Three Months Ended March 31, 2010 and 2009

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the three months ended March 31, 2010 consisted primarily from ChinaE.com Tech and ChinaE.com Investment Consultants, which provide e-commerce solutions and consultancy services. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	Net Revenue		Net Revenue
	2010	2010	2009	2009
3 months ended March 31	USD'000%		USD'000%

E-commerce solutions	3	5%	0	100%
Consulting	45	95%	-	0%
	48	100%	0	100%

Total net revenues increased by 69920% to $48K during the three months ended March 31, 2010, as compared to $0K during the three months ended March 31, 2009. The increase in total net revenues was primarily due to the increase in both sales of E-commerce solutions and consulting.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	Cost of Revenue		Cost of Revenue
	2010	2010	2009	2009
3 months ended March 31	USD'000%		USD'000%

Salaries of technicians / engineers	0	0%	0	0%
Depreciation	0	0%	0	0%
Others	2	5%	0	244%
	2	5%	2	244%

Cost of revenues during the three months ended March 31, 2010 & 2009 were only trace amounts paid for engineer and technician salaries, other costs associated with engineering and technical staff support, and depreciation of equipment utilized in connection with the Company's operations.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	SG&A Expenses		SG&A Expenses
	2010	2010	2009	2009
3 months ended March 31	USD'000%		USD'000%

Sales & Marketing salaries & commissions	29	61%	48	71121%
Advertising & other sales & marketing expenses	13	26%	14	21209%
Rentals	36	75%	34	50739%
Administrative salaries	80	167%	100	148668%
Consultancy fee	634	1325%	-	-%
Corporate overhead	86	179%	54	80717%
	878	1833%	250	372455%

For the three months ended March 31, 2010, SG&A expense increased by 248% to $878K, as compared to $250K for the three months ended March 31, 2009.

The increase in SG&A expense in 2010 as compared to 2009 was principally the Company entering a consultancy agreement with a unrelated company, Star Fair Ventures Corp. for rendering the consulting service of business opportunities and strategic business planning by the payment of 12,000,000 Company’s shares and on the date of issuance of shares (October 15, 2009), the market price of Company’s share was US$0.21. In the quarterly ended Mar 31, 2010, the Company has absorbed US$630K in the SG&A expenses.

Income Taxes

There was no income tax for both the three months ended March 31, 2010 and the three months ended March 31, 2009.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income of the Company’s non-wholly-owned subsidiaries. The balance is derived from China Equity Platform Holding Group Limited and Intermost Focus Advertising Co.

Net Income (Loss)

The Company had net loss of $749K during the three months ended March 31, 2010, as compared to a net loss of $249K during the three months ended March 31, 2009.

Results of Operations - Nine months Ended March 31, 2010 and 2009

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the nine months ended March 31, 2010 consisted primarily from ChinaE.com Tech and ChinaE.com Investment Consultants, which provide e-commerce solutions and consultancy services. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	Net Revenue		Net Revenue
	2010	2010	2009	2009
9 months ended March 31	USD'000%		USD'000%

E-commerce solutions	16	22%	1	100%
Consulting	53	78%	-	0%
	69	100%	1	100%

Total net revenues increased by 7881% to $69K during the nine months ended March 31, 2010, as compared to $1K during the nine months ended March 31, 2009. The increase in total net revenues was primarily due to the increase in sales of E-commerce solutions and consulting.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	Cost of Revenue		Cost of Revenue
	2010	2010	2009	2009
9 months ended March 31	USD'000%		USD'000%

Salaries of technicians / engineers	0	0%	0	0%
Depreciation	0	0%	0	0%
Others	9	13%	2	281%
	9	13%	2	281%

Cost of revenues during the nine months ended March 31, 2010 & 2009 were only trace amounts paid for engineer and technician salaries, other costs associated with engineering and technical staff support, and depreciation of equipment utilized in connection with the Company's operations.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	SG&A Expenses		SG&A Expenses
	2010	2010	2009	2009
9 months ended March 31	USD'000%		USD'000%

Sales & Marketing salaries & commissions	110	160%	127	14736%
Advertising & other sales & marketing expenses	31	45%	45	5203%
Rentals	106	152%	111	12777%
Administrative salaries	267	387%	276	31966%
Consultancy fee	1,292	1874%	-	-%
Corporate overhead	211	307%	220	25444%
	2,017	2425%	779	90126%

For the nine months ended March 31, 2010, SG&A expense increased by 116% to $1140K, as compared to $779K for the nine months ended March 31, 2009.

The increase in SG&A expense in 2010 as compared to 2009 was principally the Company entering a consultancy agreement with a unrelated company, Star Fair Ventures Corp. for rendering the consulting service of business opportunities and strategic business planning by the payment of 12,000,000 Company’s shares and on the date of issuance of shares (October 15, 2009), the market price of Company’s share was US$0.21. In the quarterly ended Mar 31, 2010, the Company has absorbed US$1,260K in the SG&A expenses.

Income Taxes

There was no income tax for both the nine months ended March 31, 2010 and the nine months ended March 31, 2009.

Other Items

Minority interests reflect the minority shareholders' proportionate interests in the net income of the Company’s non-wholly-owned subsidiaries. The balance is derived from China Equity Platform Holding Group Limited and Intermost Focus Advertising Co.

Net Income (Loss)

The Company had net loss of $1,741K during the nine months ended March 31, 2010, as compared to a net loss of $751K during the nine months ended March 31, 2009.

Liquidity and Capital Resources – March 31, 2010

At March 31, 2010, the Company had cash and cash equivalents of $677K and working capital of $2,396K, as compared to $353K of cash and cash equivalents and $1,262K of working capital at March 31, 2009.

Net cash used in operating activities was $2,439K for the nine months ended March 31, 2010, as compared to net cash used in operating activities of $510K for the nine months ended March 31, 2009.  The net cash used in operating activities in 2010 is mainly from the prepayment of consultancy fee to unrelated company, Star Fair Ventures Corp. $1,260K and there was no such payment in 2009.

Net cash used in investing activities was $5,504K for the nine months ended March 31, 2010, mainly consisting of an increase in additions of fixed assets and $5,500K for the deposit of acquisition of APT Paper Group Limited. The net cash used in investing activities was $322K for the nine months ended March 31, 2009, mainly consisting of an increase in additions of fixed assets and a loan to Innocom Telecom Holdings of $198K for Innocom’s settlement of claim by Chunghwa Telecom Co. Ltd. against an Innocom guaranty.

Net cash generated financing activities was $8,045K for nine months ended March 31, 2010, was mainly the issuance of share capital for the payment of consultancy fee to Star Fair Ventures Corp. and the consideration of deposit of acquisition of APT Paper Group Limited. Net cash generated from financing activities was $451K for the nine months ended March 31, 2009, was mainly the withdrawal of restricted cash and loan from a related company.

The Company continues to evaluate various opportunities to improve the operating performance of the Company’s businesses and to invest in or acquire other types of businesses.

Principal Commitments

At March 31, 2010, the Company has operating lease agreements for office premises, which are expiring in February 2011. The Company does not have any material commitments for capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at March 31, 2010.

Subsequent Event

The Company had entered into a joint venture agreement with other PRC investors on February 19, 2009 to spin off the subsidiaries and investments in operating equity exchange.  The PRC investors will form a new company to hold these subsidiaries and investments and seek an independent listing of the new company on a US exchange.  The name of the new company is China Equity Platform Holding Group Limited. When the spin off process is completed, UCHC will get 60% –common stock of the newly formed company. China Equity Platform Holding Group Limited has filed the Form F-1 to United States Securities and Exchange Commission on May 7, 2010. The subsidiary and associate companies having spin off are listed as following:

ChinaE.com Technology (Shenzhen) Company Limited
ChinaE.com Investment Consultant (Shenzhen) Company Limited
ChinaE.com E-commerce Company Limited
Intermost Focus Advertising Company Limited
Shenzhen International Hi-Tech Property Right Exchange Centre
Hainan Special Economic Zone Property Rights Exchange Centre

On December 15, 2009, the Company purchased (1) 50,215,449 shares of APT Paper Group Limited (“APT”) from FG Management Company Limited, (2) 63,279,037 shares of APT from Global Golden Group Investments Co, Ltd., (3)12,409,143 shares of APT from Wise Link Management Ltd., (4)5,989,798 shares of APT from Plan Star Development Limited, and (5) 2,046,604 shares of APT from Sure Strong Limited by five sale and purchase agreements.  The consideration of the APT shares is subject to the valuation suggested in the valuation report of the APT to be issued on or before 31 May, 2010. On December 30, 2009, the Company entered into 5 Supplemental Agreement with (1) FG Management Company Limited, (2) Global Golden Group Investments Co, Ltd., (3) Wise Link Management Ltd., (4) Plan Star Development Limited, and (5) Sure Strong Limited to amend and supplement the 5 sale and purchase agreements dated 28th November 2009 (the “S&P Agreements”) entered by the same parties respectively in respect of the purchase of 133,940,031 shares in aggregate in APT Paper Group Limited (“APT”) by UCHC. The terms of the Supplemental Agreement provided for the allotment of 110,000,000 UCHC shares in aggregate at the fixed price of US$0.05 per share, such allotment to be held by UCHC as stakeholder for ONE (1) year and not to be delivered to the vendors and shall be utilized as part payment upon completion of the S&P Agreements and this 110,000,000 UCHC shares had been issued on January 8, 2010.

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

We may rely on patent protection, as well as trademark and copyright law, trade secret protection and confidentiality agreements with our employees and others to protect our intellectual property.  Despite our precaution, unauthorized third parties may copy our products and services or reverse engineer or obtain and use information that we regard as proprietary.  We have filed eleven patent applications with the United States Patent and Trademark Office and intend to file more.  Nine patents have been granted; however, we do not know if the remaining applications will be granted or whether we will be successful in prosecuting any future patents.  In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States.  Our means of protecting our proprietary rights may not be adequate and third parties may infringe or misappropriate our patents, copyrights, trademarks and similar proprietary rights.  If we fail to protect our intellectual property and proprietary rights, our business, financial condition and results of operations would suffer.  We believe that we do not infringe upon the proprietary rights of any third party, and no third party has asserted an infringement claim against us.  It is possible, however, that such a claim might be asserted successfully against us in the future.  We may be forced to suspend our operations to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, all of which would materially adversely affect our business.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We had no legal proceedings outstanding as at March 31, 2010.

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

Date: May 16, 2010	UNI CORE HOLDINGS CORPORATION

	By:	/s/
Chia Hsun Wu
Chief Executive Officer

By:
Thomas Lee Chief Financial Officer