Form 10-K
period 2010-06-30
UNI CORE HOLDINGS CORP
filed 2010-10-07
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to __________________
Commission File Number 0-30430

Uni Core Holdings Corporation

(Exact name of registrant as specified in its charter)

Formerly known as “Intermost Corporation”

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of September 30, 2010, the aggregate value of voting and non-voting common equity held by non-affiliates was $76,378,071.

TABLE OF CONTENTS

Note Regarding Forward Looking Statements

 This Annual Report on Form 10-K and any information incorporated herein by reference contain “forward-looking statements.”  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and involve a number of risks and uncertainties, as well as assumptions that, if they were to materialize or if they prove incorrect, would likely cause our results to differ materially from those expressed or implied by such forward-looking statements.  Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

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

Information on Currency Translation

All amounts are in Renminbi (“Rmb”) unless indicated to be in United States Dollars (“$” or “US$”). Our sales are principally in Renminbi. The translation of Renminbi amounts into US dollars are for reference purposes only and have been made at the exchange rate of Rmb6.7813 for US$1.  The People’s Bank of China sets and publishes daily a base exchange rate with reference primarily to the supply and demand of Renminbi against the United States dollar in the market during the prior day.  The People’s Bank of China also takes into account other factors such as the general conditions existing in the international foreign exchange markets.  Although Chinese governmental policies were introduced in 1996 to reduce restrictions on the convertibility of Renminbi into foreign currency for current amount items, conversion of Renminbi into any other currency for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration for Foreign Exchange.  Renminbi which had been tightly pegged at Rmb8.28 for US$1 for the previous decade, was revalued on July 21, 2005 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States.  The Peoples Bank of China also announced that the Renminbi would be pegged to a basket of foreign currencies, rather than being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble.  The translation of Renminbi amounts in this Annual Report on Form 10-K is not a representation that the Renminbi amounts could actually be converted into United States dollars at that rate or at any other rate on that date or on any other date.

PART I

ITEM 1.	BUSINESS

History and Development of the Company

Uni Core Holdings Corporation (as used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “the Company,” “UCHC,” and “UniCore” refer to Uni Core Holdings Corporation and its subsidiaries) was incorporated as La Med Tech, Inc. under the laws of the State of Utah on March 6, 1985.  The Company changed its name to Entertainment Concepts International in 1987, to Lords & Lazarus, Inc. in 1988, and to Utility Communications International, Inc. in 1996 and to Intermost Corporation in 1998 and to Uni Core Holdings Limited in 2009.

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

On May 23, 2006, UCHC signed an agreement to sell the 25% shareholding investment in Shanghai Fortune to Mr. Li Laohu.  The net asset value of Shanghai Fortune as of December 31, 2005, the latest audited financial statements date, was Rmb21,957,791.  The consideration received by UCHC for the sale of the 25% shareholding was agreed at redemption of 6,500,000 shares of restricted common stock of UCHC with a value of US$0.18 per share, which was the closing price of UCHC share of common stock as of May 23, 2006, held and transferred by Mr. Li Laohu, Mr. Li Xiaoqin and Ms. Huang Xiujuan.

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

As a result of the merger of the STE, although Shanghai Fortune continues to maintain its membership, it is currently still unclear how the NSB and the YRDE will conduct business going forward, and how Shanghai Fortune will participate in the equity exchange markets following the issuance of final regulations by the local PRC government.  Due to the uncertainty of the content and timing of governmental regulations, UCHC entered into the May 23, 2006 agreement for the sale of its interest in Shanghai Fortune

On August 10, 2004, we purchased 51% of the issued and outstanding shares of Golden Anke Technology Ltd. (“Golden Anke”) from two of its shareholders, Tu Guoshen and Li Zhiquan, to UCHC Technology for $3.24 million, payable by issuance of 12 million shares of our common stock.  The value of our common stock was determined by applying a 20% discount to the average closing price during the period from January 20 to March 19, 2004.

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

On December 15, 2009, the Company entered five sale and purchase agreements with the shareholders of APT Paper Group Limited (“APT”) to purchase all shares of APT at a consideration of not less than US$22,000,000 which will be paid by way of the Company shares fixed at the share price of US$0,05. The acquisition of APT was completed on May 31, 2010 and the Company has aggregately issued 440,000,000 Company’s shares on Jun 1, 2010 for exchange as consideration of APT shares. The business of APT is manufacturing paper packaging products. After the acquisition, the Company controls the new combined companies and the Company’s original senior management team remained on the same original position oversight the operation of the entire group of companies.

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

Paper Products

Starting from October 1998, there was a decrease in China’s exports with issues on wooden packaging.  The Chinese Government had requested urgent resolution on related strategies and tactics to resolve the issues. This is the main reason and force seeking replacement to wooden packaging materials, honeycomb paper material is an ideal substitute and quickly became popular in the industry of packaging.

Our subsidiary, APT entered into the business at the very early stage of the industry when honeycomb paper products are still an unknown industry to most of the paper products companies.  APT highly promoted the products and became the industry leader in the Pearl River Delta Region having a significant market share.

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

In Jan 2010, Google, our major competitor allegedly fell prey to a cyber attack from hackers believed to be working for the Chinese government.  In March 2010, Google announced that it would be shutting down its China-based site and redirecting Chinese users to its uncensored Hong Kong site.  The incident demonstrated the need for self-censorship in China.

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

Paper Products

Due to increased global awareness of environmental protection in recent years, the demand for honeycomb paper products continues to increase.  It therefore attracts many speculators to invest in this high potential industry, most of which are smaller processing plants with a much small cost base and, thus, enjoy a very big advantage in lower product costs.

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

Employees

As of June 30, 2010, we employed 675 full-time employees consisting of 15 management executives and 243 administrative & clerical staff and 417 direct labor.  None of our employees is member of any labor union, and we have never experienced any business interruption as a result of any labor disputes.  We do not provide any special benefit or incentive programs for our employees.  We believe that we enjoy good relations with all of our employees.

ITEM 1A.  RISK FACTORS

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

Our product and services are complex and may at times contain errors, defects and bugs.  If we deliver products with errors, defects or bugs, our credibility and the market acceptance and sales of our products would be harmed.  Further, if our products contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate such problems.  We may agree to indemnify our customers in some circumstances against liability arising from defects in our products. Defects could also lead to liability, and, as a result of product liability lawsuits against us or against our customers. We carry product and information liability and errors and omissions insurance, but in the event that we are required to defend more than a few such actions, or in the event that we are found liable in connection with such an action, our business and operations may be severely and materially adversely affected.

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

Our success will be dependent largely upon the efforts of our management team.  The loss of key staff could have a material adverse effect on our business and prospects.  To execute our plans, we will have to attract and retain current employees. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense.  We may not be successful in retaining such qualified personnel. Specifically, we may experience increased costs in order to retain skilled employees. If we are unable to retain experienced employees as needed, we would be unable to execute our business plan.

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

Our common stock is not listed on any exchange and trades in the over-the-counter (the “OTC”) market in the United States.  Additionally, one stockholder holds a majority of our stock.  As such, the market for our common stock is limited and is not regulated by the rules and regulations of any exchange in the United States or China. Further, the price of our common stock and its volume in the OTC market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock trades relatively thinly.  If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our common stock.  Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them.  The market price of our common stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

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

ITEM 1B.	UNREOLVED STAFF COMMENT

Not applicable.

ITEM 2.	PROPERTY

Our principal executive office consists of approximately 200 square feet of office space that is located at Suite 5204, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong.  The premises are leased from a related third party with free rental.

ChinaE has an operating offices in China consists of approximately 5,600 square feet of office space located at Suite 1506-09, Landmark, 4028 Jintian Road, Futian District, Shenzhen 518026, PRC and 800 square feet of office space located at Room 10C, Tower 2, Freelight Building, No.6017 Shennan Road, Futian District Shenzhen 518048, PRC.  The premises are leased from an unrelated third party with rental payments and management fees of approximately $113,000 and $10,000 per year respectively.  These leases will expire in February 2011 and June 2010 respectively.

APT has three factories located at Shenzhen, Qingdao and Suzhou, PRC of which Qingdao factory is owned by APT with a leased term of 50 years ended in October 2058. The Shenzhen factory is approximately 49,700 square meters and located at No. 3 Da Tian Yang Industrial Estate, Dongfang Blvd., Donggang, Baoan, Shenzhen 518105, PRC. The factory is leased from an unrelated third party with rental payments and management fees at approximately $716,000 per year and the lease will expire in September 2035. The Suzhou factory is approximately 10,300 square meters and located at South of Southern Guando Rd., Wang Shan Industrial Estate, Wuzhong Economic Development Zone, Suzhou 215104, PRC.  The Suzhou factory is leased from an unrelated third party with rental payments and management fees at approximately $179,000 per year and the lease will expire in July 2016. The Qingdao factory is approximately 92,300 square meters and located at Taiwan Industrial Area, North of Lanzhou East Rd., Jiaozhou, Qingdao City 266300, PRC. The land of factory is under a lease term of 50 years expired in October 2058.

All of our office facilities are in good condition and we believe they are adequate to support our operations for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

None, except APT had three legal proceedings as follow, the Company had no other legal proceedings outstanding as at June 30, 2010:

1.
In 2007, Fu Xiang Peng and Liu Fang Rong invested RMB3,201K into Shenzhen Jinlong Paper Products Co., Ltd. and expected to have reasonable return on investment. However, Shenzhen Jinlong Paper Products Co., Ltd. was continually deficit in subsequent years. On April 10, 2009, Fu Xiang Peng and Liu Fang Rong (“the Applicants”) has applied to the Shenzhen Baoan Civil Court  (“the Baoan Civil Court”) to request Shenzhen Jinlong Paper Products Co., Ltd., Honilong Honeycomb Paper Product (Shenzhen) Co., Ltd., Shenzhen Jinli Honeycomb Paper Products Equipments Co., Ltd., Suzhou Eastern Sunrise Wall Material Technology Co., Ltd. And Qingdao Eastern Sunrise Co., Ltd. (“the Respondents”) to return the invested capital RMB3,201K and penalty interest RMB200K (“the Money”). On April 16, 2009, the Baoan Civil Court had issued a co-operative agreement to state that the Respondents should return the Money to the Applicants. The Respondents is now seeking legal advice and try to appeal. The Respondents has subsequent paid the Money into the Baoan Civil Court.

2.
On July 16, 2007, Suzhou Eastern Sunrise Wall Material Technology Co., Ltd. (“the Respondent”) has signed a agreement of purchasing honeycomb paper (“Paper”) with Holicel (Guangzhou) Honeycomb Products Co., Ltd. (“the Applicant”). During the period from July 2007 to December 2008, the Applicant has continually supplied Paper to the Respondent. However, the Respondent has not settled the payments to the Applicant according to the term of payment. The Applicant has applied to Guangzhou Logang Civil Court (“Logang Civil Court”) to request the Respondent to return the trade debts of RMB156K and penalty interest RMB69K (“the Money”). On May 26, 2010, the Logang Civil Court had issued a verdict to state that the Respondent required to return the Money to the Applicant. The Respondents is now seeking legal advice and try to appeal.

3.
On September 18, 2007, Shenzhen Dequn Craftwork Co., Ltd. (“the Respondent”) has signed a agreement of purchasing paper products (“the Products”) with Shenzhen Jinlong Paper Products Co., Ltd. (the Applicant”). During the period from January 2008 to March 2008, the Applicant had supplied the Products in amount of RMB1,922K to the Respondent, however, the Respondent only settled RMB100K to the Applicant in June 2008. The Applicant has applied to Shenzhen Longgang Civil Court (“Longgang Civil Court”) to request the Respondent to return the trade debts of RMB1,822K and penalty interest RMB127K. After the debts reconciliation between the Applicant and Respondent and the agreement from the Applicant to reduce the trade debts and penalty interest to RMB 1,631K and RMB64K respectively (“the Money”). On June 22, 2009, the Longgang Civil Court had issued a verdict to state that the Respondent required to return the Money to the Applicant The Respondent had not returned the Money to the Applicant upto the report date. The Applicant is now seeking legal advice and try to take action to the Respondent.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-The-Counter Electronic Bulletin Board (the “OTC Bulletin Board”), and is traded under the symbol “UCHC”.

The following table represents the high and low bid prices for our common stock on the OTC Bulletin Board for each quarter during the last two fiscal years.

	High	Low
Fiscal 2009

Quarter ended September 30, 2008	0.12	0.05
Quarter ended December 31, 2008	0.09	0.01
Quarter ended March 31, 2009	0.08	0.01
Quarter ended June 30, 2010	0.06	0.01

Fiscal 2010

Quarter ended September 30, 2009	0.07	0.03
Quarter ended December 31, 2009	0.30	0.06
Quarter ended March 31, 2010	0.28	0.11
Quarter ended June 30, 2010	0.25	0.065

The above bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of September 23, 2010, there were approximately 600 holders of record of the Company’s common stock.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

We have never declared or paid any cash dividend on our common stock and do not expect to declare or pay any cash dividend in the foreseeable future.

In the fiscal year ended June 30, 2010, the Company issued common stock to various parties and redeemed common stock.  The following transactions have not been reported by the Company in previous quarterly reports.  The value of the common stock for each issuance was based on one of the following: the market price of the shares on the date of the transactions, the market price of the shares on the date the negotiations between the parties began or on the fair value of services received.  The issuances were as follows:

On September 16, 2008 we authorized the issuance of 500,000 shares of common stock with a value of $0.05 per share to Deng Xiang Xiong for the compensation of negotiating in the case of Golden Anke.  The stock was delivered on August 19, 2009 and issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On September 30, 2009 the Company entered into a consulting agreement with Star Fair Ventures Corporation (“Star Fair”) to engage Star Far to provide consulting services on, including but not limited to financial advisory, strategic business planning and investor and public relations for a term of one year from October 2009 till September 2010. The consideration for this agreement was the Company issuing 12,000,000 restricted stock of the Company to Star Fair and the Company would further pay 5% finder’s fee for leads on any closed private financing. The stock was delivered on October 15, 2009.

On December 15, 2009 the Company entered five sale and purchase agreements with five sellers (“Sellers”), FG Management Company Limited (“FG Management”), Global Golden Group Investments Company Limited (“Global Golden”), Wise Link Management Limited (“Wise Link”), Plan Star Development Limited (“Plan Star”) and Sure Strong Limited (“Sure Strong”) to purchase totally 133,940,031 shares of APT Paper Group Limited and the consideration was US$22,000,000 which will be paid by way of the Company’s shares fixed at the price of US$0.05. A first lot of 110,000,000 shares were issued to the Sellers on January 8, 2010. After the completion of this deal, the Company issued the rest 330,000,000 to the Sellers on June 1, 2010. Ultimately the Company had totally issued 164,960,374 shares, 207,874,943 shares, 40,764,683 shares, 19,676,799 shares and 6,723,201 shares to FG Management, Global Golden, Wise Link, Plan Star and Sure Strong respectively. At the time of transaction closing and the stock was officially issued, the approximate stock price was trade at $0.065. Therefore, the actual effective consideration paid by UniCore in this transaction was 440,000,000 shares at 0.065, with total amount at 28,600,000.

Equity Compensation Plan

On December 1, 2003 our Board of Directors adopted, and on January 28, 2004 our stockholders approved, the Intermost Corporation 2003 Equity Incentive Plan.  As of June 30, 2010, no awards had been granted from the Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with ASC 350 “Intangibles – Goodwill and Other” formerly SFAS No. 142 “Goodwill and Other Intangible Assets”.  Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit.  The fair values of the reporting units are estimated using discounted cash flows approach.  If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

Overview

We believe that the People’s Republic of China represents an exciting emerging world market whose role in the global economy is increasing steadily.  China’s economic growth rate, measured by its gross domestic product, has consistently been higher than 7% over each of the past 10 years.  This economic growth is attributable to many factors, including investment in the country’s infrastructure, increased privatization of businesses and an abundant source of labor.  Currently, we offer products and services to businesses and consumers located primarily in China.  Our plan is to take advantage of China’s economic growth to expand our existing businesses and, possibly, in the future, to sell our products and services outside of China.  We also have begun to acquire diverse businesses that are not dependent on, or directly related to, each other.  We believe that diversification is a good hedge against the collapse of a single industry, such as the global collapse of the technology industry that occurred in 2000.  We expect that any acquisitions we make will improve our financial condition, although we cannot guarantee any such result.

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

During the fiscal year ended June 30, 2010 we incurred a net operating loss of $12,837,753.  Our auditor, Albert Wong & Co., CPA, has issued a “going concern” opinion for our financial statements as of June 30, 2010.

Results of Operations

Following is summary financial information reflecting our operations for the periods indicated.

	Year Ended Jun 30
	2010	2009
Net revenues	$2,706,118	$4,023
Cost of revenues	(1,252,343)	(4,717)
Gross profit/(loss)	1,453,775	(694)
Selling, general and administrative expenses	(3,202,401)	(1,410,651)
Exchange differences	9,488	1,814
Amortization of intangible assets	(8,266)	(6,747)
Amortization of goodwill	(11,099,123)	-
Written off loan receivables	(300,441)	(427,080)
Recovering / Written off trade receivables	49,587	(282,931)
Interest income	(33,734)	34,523
Investment income	-	250,110
Loss from operations	(13,131,115)	(1,841,656)
Impairment of associate company	-	(1,265,148)
Other income, net	452,190	94,908
Loss before taxation	(12,678,925)	(3,011,896)
Taxation	-	-
Loss before minority interest	(12,678,925)	(3,011,896)
Minority interest	(158,828)	576,189
Net loss	(12,837,753)	(2,435,707)

Year Ended June 30, 2010 Compared to Year Ended June 30, 2009

Net revenues.

Net revenues for the year ended June 30, 2010 increased by $2,702K1, or 671,662%, to $2,706K from $4K for the year ended June 30, 2009.

Net revenues during fiscals 2010 and 2009 were derived principally from sales of paper products and e-commerce solutions.  The term “e-commerce solutions” includes web site design and development and web hosting.

1 As used in this Annual Report on Form 10-K, the letter “K” appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $380,499 may be rounded to “$380K”

The following table reflects the total net revenues and percentage of net revenues by major category and location for the periods indicated:
	Year Ended June 30		Year Ended June 30
	2010	2009	2010	2009
Net Revenues by major category	US$	US$
Sales of paper products	1,460,651	-	54%	-%
E-commerce solutions - website design and development	1,245,467	4,023	46%	100%
	2,706,118	4,023	100%	100%

	Year Ended June 30		Year Ended June 30
	2010	2009	2010	2009
Net Revenues by location	US$	US$
British Virgin Islands	1,173,759	-	43%	-%
People Republic China	1,532,359	4,023	57%	100%
	2,706,118	4,023	100%	100%

Costs of Revenues.

Costs of revenues consist principally of the production cost of paper products for the year ended June 30, 2010. The costs of revenues for the year ended June 30, 2010 consist principally direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel employee benefits and office expenses.

The following table reflects the principal components of costs of revenues and the percentage of net revenues represented by each component for the periods indicated:

	Total Cost of Revenues		Percentage to Total Net Revenues
	Year Ended June 30		Year Ended June 30
	2010	2009	2010	2009
	US$	US$
Sub-contracting fee	-	3,803	-%	94.53%
Direct materials	760,457	-	28.10%	0.00%
Direct labor	98,080	-	3.62%	-%
Manufacturing overhead	331,176	-	12.24%	-%
Depreciation	53,549	0	1.98%	0.00%
Other	9,082	914	0.34%	22.72%
Total	1,252,343	4,717	46.28%	117.25%

Compared to the 2009 fiscal year, the total costs of revenues for the 2010 fiscal year increased by $1,247K, or 264,496%, to $1,252K. The increase in costs of revenues was due to the acquisition of APT, involving the inclusion of direct materials, direct labor and manufacturing overhead of producing paper products.

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

	Total SG & A		Percentage to Total Net Revenues
	Year Ended June 30		Year Ended June 30
	2010	2009	2010	2009
	US$	US$
Sales and marketing salaries and commission	197,642	178,249	7.30%	4430.75%
Other sales and marketing expenses	83,704	70,079	3.09%	1741.96%
Rental obligation	152,597	134,053	5.64%	3332.16%
Administrative salaries	551,279	395,317	20.37%	9826.42%
Corporate overhead	2,217,179	632,953	81.93%	15733.36%
Total	3,202,401	1,410,651	118.33%	35064.65%

The principal components of SG&A during the 2010 year were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the 2010 fiscal year, SG&A increased by $1,792K or 127%, to $3,202K as compared to $1,411K for the 2009 fiscal year. The increased of SG&A was mainly come from the newly acquired subsidiaries, APT Paper Group Limited and its subsidiaries. Sales and marketing salaries and commissions increased by$ 19K or 11% during the 2010 fiscal year, to $198K, as compared to $178K for the 2009 fiscal year.  During the 2010 fiscal year, administrative salaries increased by $156K or 39%, to $551K, as compared to $395K in the 2009 fiscal year.  Other corporate expense increased during the 2010 fiscal year, by $1,584K or 250%, to $2,217K, as compared to $633K in the 2009 fiscal year.  The increase in SG&A was principally attributable to the commitment of paying consultancy fee $1,200K to an unrelated party, Star Fair Ventures Corporation for its service upto September 2010, of which the Company has already paid $900K in 2010.

Minority Interest.

We reported a minority interest in our profits of $159K for the 2010 fiscal year, reflecting the proportionate interest in the profit of the group operating profits of China Equity Platform Holding Group Ltd. owned by other parties as compared to a minority interest in a loss of $576K for the 2009 fiscal year, reflecting the proportionate interest in the loss of the group operating losses of China Equity Platform Holding Group Ltd.

Liquidity and Capital Resources

To date, we have funded our operations with cash from our operating activities, sales of our securities and by using our common stock to make acquisitions and purchases.

At June 30, 2010 we had cash and cash equivalents of $2,109K and net current liabilities of $1,144K as compared to $576K of cash and cash equivalents and $1,268K of working capital as of June 30, 2009.

Net cash provided by operating activities totaled $457K during the 2010 fiscal year while net cash provided by operating activities was $375K during the 2009 fiscal year. Cash generated from operating activities was partially offset by non-cash charges, including depreciation expense in the amount of $143K and amortization of intangible assets in the amount of $24K.

Net cash provided by investing activities was $554K for the 2010 fiscal year while net cash used in investing activities was $97K for the 2009 fiscal year.  Funds provided by investing activities derived from the APTPGL investment with small amount of fund used in acquiring office equipments and intangible assets in 2010, funds used in investing activities consisted of addition of office equipment and intangible assets in 2009.

Net cash provided by financing activities was $139K for the 2010 fiscal year while net cash used in financing activities was $323K for the 2009 fiscal year.  Funds provided by financing activity were mainly the increase in bank loan during the 2010 fiscal year.

We had no long term debt as of June 30, 2010.  Except as otherwise described herein, we have no plans to make any major capital expenditures during the next 12 months and we are not aware of any trends or uncertainties that could affect sales of our products.  We do not have any off balance sheet arrangements.

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

Our operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period. Some of these factors include:

•	Our ability to successfully implement our business plan;

•	Whether or not we will be able to obtain the additional capital necessary to support our operations;

•	Whether or not we will find joint venture prospects or acquisition prospects with which to enhance our business;

•	Whether or not we can successfully integrate acquisitions that we make into our business;

•	The level and rate of acceptance of our products and services by the Chinese people;

•	Continued growth in the use of the Internet in China;

•	Entry of new competition (including established companies from outside China and companies with substantially greater resources) into our market;

•	Fluctuations in the level of orders for services delivered in a quarter;

•	Rescheduling or cancellation of orders by customers;

•	Competitive pressures on selling prices;

•	Changes in product, service or customer mix;

•	Rapid changes in technology, which result in our technology becoming obsolete;

•	Availability and cost of computer technicians;

•	Loss of any strategic relationships;

•	Loss of our largest customers;

•	Our ability to introduce new products and services on a timely basis;

•	New product and service introductions by our competitors;

•	Fluctuations in exchange rates, and

•	Adverse changes in the general economic, social or political conditions in the People’s Republic of China.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to Item 15 Financial Statement Schedules, pages 37 to 42.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified by the SEC.  Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by management, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are not effective to ensure that we are able to record, process, summarize and report the information we are required to disclosure in the reports we file with the SEC within the required time periods.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  We concluded that our internal control over financial reporting was not effective as of June 30, 2010.

Our annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The Dodd-Frank Wall Street Reform and Consumer Protection Act signed by President Obama on July 21, 2010 allows small public companies to have a permanent exemption from the Sarbanes-Oxley Section 404(b) requirement to obtain an audit report of internal controls over financial reporting.

Change in Internal Controls Over Financing Reporting

During the year ended June 30, 2010 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors, Executive Officers and Certain Significant Employees

The following table sets forth certain information regarding the directors and executive officers of the Company.

Name	Age	Position

Fred Peck	51	Director

Chia Hsun Wu	50	Director and Chief Executive Officer

Hiroshi Shinohara	54	Director

Wang Hsin Wei	53	Independent Director

Thomas Lee	60	Chief Financial Officer

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

Wang Hsin Wei has served as an independent director of the Company since February 25, 2010. Mr. Wang obtained his master degree in risk management and insurance from Feng Chia University in Taiwan. He has over 25 years solid management experience across various businesses, including vehicle-related products, education services and insurance products. Mr. Wang is currently the president of Chun Shin Limited.

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

Based solely upon a review of the public files of the SEC, the Company believes that, with respect to its fiscal year ended June 30, 2010, none of the Company’s directors and officers and none of the persons known to the Company to own more than 10% of the Company’s common stock, filed beneficial ownership reports with the Securities and Exchange Commission.

We have no committees of the Board of Directors.  The entire Board of Directors acts as the audit, nominating and compensation.

ITEM 11.	EXECUTIVE COMPENSATION

Our “executive officers” include our current Chief Executive Officer, Chia Hsun Wu; our former Chief Executive Officer and President, Rocky Wulianghai, who resigned on September 30, 2009;and our Chief Financial Officer, Thomas Lee.

The following table sets forth information concerning cash and non-cash compensation paid or accrued to our executive officers during the past fiscal year:

Summary Compensation Table
The amounts in the table below are calculated as of June 30, 2010
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock awards ($) (e)	Option Awards ($) (4) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-Qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Rocky Wulianghai, CEO and President (1)	2010	13,182	0	0	0	0	0	0	13,182

Chia Hsun Wu, CEO (2)	2010	0	0	0	0	0	0	0	0

Thomas Lee, CFO (3)	2010	114,245	0	0	0	0	0	0	114,245
(1) Mr. Rocky Wulianghai was appointed as Director of the Company on December 6, 2005 and Chief Executive Officer and President of the Company on June 13, 2007 and resigned as Director, President and Chief Executive Officer on September 30, 2009.

(2) Mr. Chia Hsun Wu was appointed as Director of the Company on November 3, 2006 and Chief Executive Officer on October 1, 2009.

(3) Mr. Thomas Lee was appointed as Chief Financial Officer of the Company on June 13, 2007.

Director Compensation Table
The amounts in the table below are calculated as of June 30, 2010.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)

Rocky Wulianghai	13,182	0	0	0	0	0	13,182

Chia Hsun Wu	0	0	0	0	0	0	0

Director’s Compensation

The Company reimburses its directors for out-of-pocket expenses incurred on behalf of the Company.

Other Compensation and Employment Arrangements

The Company has adopted and the stockholders have approved the Intermost Corporation 2003 Equity Incentive Plan.  The following discussion is qualified in its entirety by the terms and provisions of the Plan.

The Plan authorizes awards of options, awards of stock (“Stock Award”) and the granting of bonus stock (“Stock Bonus”).  Persons eligible to receive awards under the Plan include the Company's employees, officers and directors and its consultants, independent contractors and advisors.  As of June 30, 2010, all of the Company’s employees, officers and directors were eligible to receive awards under the Plan.  The number of persons covered by the Plan may increase if we add additional employees (including officers) and directors.  As of the date of this Annual Report, no awards have been granted from the Plan.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock

The following table is furnished as of June 30, 2010, to indicate beneficial ownership of shares of the Company’s common stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company’s common stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group.

Class of Stock	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Common	Alfredo Properties Limited (wholly owned by Fred Peck) [3]	20,881,950	3.14%
Common	Magnate Trading Services Limited (wholly owned by Chia Hsun Wu) [3]	6,666,000	1.00%
Common	Hiroshi Shinohara [3]	-	N/A
Common	Wang Hsin Wei [3]		N/A
Common	Thomas Lee [3]	-	N/A

(1)	Fred Peck is director and shareholder of Alfredo Properties Limited and may be deemed to be the beneficial owner of the share held by Alfredo Properties Limited.

(2)	Chia Hsun Wu is director and shareholder of Magnate Trading Services Limited and may be deemed to be the beneficial owner of the share held by Alfredo Properties Limited.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under Equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	Not applicable	20,000,000
Equity compensation plans not approved by security holders	0	Not applicable	0
Total	0	Not Applicable	20,000,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No directors, executive officers or immediate family members of such individuals were engaged in transactions with us or any of our subsidiaries during the fiscal years ended June 30, 2006, June 30, 2007, June 30, 2009 and June 30, 2010.  Furthermore, we have no “interlocking” relationships in which any of our executive officers are a member of the board of directors of another entity whose executive officers are a member of our Board of directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2010 and June 30, 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		June 30, 2010		June 30, 2009

(i)	Audit Fees	$40,000	*	$30,000	*
(ii)	Audit Related Fees	$—		$—
(iii)	Tax Fees	$—		$—
(iv)	All Other Fees	$—		$—

*  Audit fee for fiscal years ended June 30, 2010 and June 30, 2009 were accrued to the auditors, Albert Wong & Co., CPA.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

Exhibit
Number	Description of Exhibit

2.1	Articles of Merger (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Cooperative Agreement re: formation of Jiayin E-Commerce joint venture (2)
10.2	Agreement Regarding Transfer of Properties on 38th Floor, Guomao Building (3)
10.3	Shareholding Transfer Agreement dated May 23, 2003 between IMOT Information Technology (Shenzhen) Ltd. and Shanghai Newray Business Development Co., Ltd. (4)
10.4	Share Transfer Agreement among IMOT Information Technology (Shenzhen) Ltd., Shenzhen Golden Anke Technology Co. Ltd., Intermost Corporation, Tu Guoshen and Li Zhiquan (5)
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

On November 20, 2009 the Registrant filed a Current Report disclosing the Board approved to appoint Mr. Thomas Lee, the Chief Financial Officer, Secretary, and the Treasurer of the Company, as the Chief Operating Officer of the Company with effective on November 17, 2009.

On December 15, 2009 the Registrant filed a Current Report disclosing the Board considered to acquire APT Paper Group Limited from FG Management Company Limited, (2) 63,279,037 shares of APT from Global Golden Group Investments Co, Ltd., (3)12,409,143 shares of APT from Wise Link Management Ltd., (4)5,989,798 shares of APT from Plan Star Development Limited, and (5) 2,046,604 shares of APT from Sure Strong Limited by five sale and purchase agreements and the intended consideration of acquisition is not less than US$22M and not more than US$37M which will be paid by way of UCHC shares fixed at the price of US$0.05.

On December 21, 2009 the Registrant filed a Current Report disclosing the Board considered its wholly owned subsidiary, Easeway Investments Limited to acquire 51% equity of Shaanxi Prosperous Agriculture Company Limited and this acquisition is subject to the approval of PRC authority.

On December 30, 2009 the Registrant filed a Current Report disclosing the Board entered into 5 Supplemental Agreement with (1) FG Management Company Limited, (2) Global Golden Group Investments Co, Ltd., (3) Wise Link Management Ltd., (4) Plan Star Development Limited, and (5) Sure Strong Limited to amend and supplement the 5 sale and purchase agreements dated 28th November 2009 by the same parties respectively in respect of the purchase of 133,940,031 shares in aggregate in APT Paper Group Limited (“APT”) by the Company. It was a term of the S&P Agreements that the consideration of the APT shares is subject to the valuation suggested in the valuation report of the APT to be issued on or before 28 February, 2010. The expected valuation of APT is not less than US$22,000,000 and not more than US$37,000,000. The consideration of APT Shares will be paid by way of UCHC shares fixed at the price of US$0.05. The terms of the Supplemental Agreement provided for the allotment of 110,000,000 UCHC shares in aggregate at the fixed price of US$0.05 per share, such allotment to be held by UCHC as stakeholder for ONE (1) year and not to be delivered to the vendors and shall be utilized as part payment upon completion of the S&P Agreements.

On February 25, 2010 the Registrant filed a Current Report disclosing the Board approved the appointment of Mr. Wang Hsin-Wei as the Independent Director of the Company with effective from February 25, 2010.

On February 26, 2010 the Registrant filed a Current Report disclosing the Board entered into 5 2nd Supplemental Agreements with (1) FG Management Company Limited, (2) Global Golden Group Investments Co, Ltd., (3) Wise Link Management Ltd., (4) Plan Star Development Limited, and (5) Sure Strong Limited to amend and supplement the 5 sale and purchase agreements dated 15th December 2009 and 5 supplemental agreements date 30th December 2009 (the “S&P Agreements”) entered by the same parties respectively in respect of the purchase of 133,940,031 shares in aggregate in APT Paper Group Limited (“APT”) by the Company. It was a term of the 2nd Supplemental Agreements that the consideration of the APT shares is subject to the valuation suggested in the valuation report of the APT to be issued on or before 31 May, 2010 instead of 28th February 2010 as previously agreed. The expected valuation of APT is not less than US$22,000,000 and not more than US$37,000,000. The consideration of APT Shares will be paid by way of the Company’s shares fixed at the price of US$0.05.

On May 31, 2010 the Registrant filed a Current Report disclosing the Board unanimously consent that up to 440,000,000 shares of the Company shall be offered for exchange as consideration of APT shares.

On August 13, 2010 the Registrant filed a Current Report to file the Financial Statements of APT acquired and the Pro Forma Financial Information after the completion of acquiring APT.

On September 8, 2010 the Registrant filed a Current Report to disclosing the Company on September 30, 2009 had entered into a consulting agreement with Star Fair Ventures Corporation (“Star Fair”) to engage Star Fair to provide consulting services on, including but not limited to financial advisory, strategic business planning and investor and public relations for a term of one year from October 2009 till September 30, 2010 (“Consulting Agreement”). It was a term of the Consulting Agreement that the Company would issue to Star Fair 12,000,000 additional restricted stock of the company as complete consideration for the services to be provided by Star Fair to the Company.  The Company would further pay 5% finder’s fee for leads on any closed private financing which could be paid with restricted stocks or with cash. On October 15, 2009, the Company issued to Star Fair 12,000,000 additional restricted stocks pursuant to the term of the Consulting Agreement.

Item 15.  Exhibits and Financial Statement Schedules

The following auditor’s report and financial statements are filed as part of this annual report:

[Intentionally Left Blank]

ALBERT WONG & CO.
CERTIFIED PUBILC ACCOUNTANTS
Room 701, 7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., CPA(Practising)

To:	The board of directors and stockholders of
Uni Core Holdings Corporation (formerly known as Intermost Corporation)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Uni Core Holdings Corporation (formerly known as Intermost Corporation) and subsidiaries as of June 30, 2010 and 2009 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uni Core Holdings Corporation (formerly known as Intermost Corporation) as of June 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 20. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong	Albert Wong & Co.
October 6, 2010	Certified Public Accountants

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2010 AND 2009
(Stated in US Dollars)

	Notes	2010	2009
ASSETS
Current assets
Cash and cash equivalents	2(e)	$2,108,546	$575,523
Accounts receivable, net	2(f)	4,496,210	1,464
Deposits, prepayment and other receivables	3	1,582,148	741,680
Amount due from related company	5	413,929	-
Other loan receivables	6	236,292	474,825
Inventory	8	2,435,369	-
Total current assets		$11,272,494	$1,793,492
Unlisted investment	2(g)	949,873	943,072
Investment in associated companies	2(l)	1	1
Goodwill	4	11,157,681	-
Plant and equipment, net	7	8,165,308	119,690
Intangible assets, net	9	1,197,300	12,416
TOTAL ASSETS		$32,742,657	$2,868,671
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$3,509,165	$-
Accrued liabilities and other payable	10	2,889,068	518,927
Customers deposits		18,280	5,468
Advance from a shareholder	11	337,658	-
Finance leases	12	132,763	-
Short term loan	13	5,527,978	-
Business and other taxes payable		1,141	1,034
Total current liabilities		$12,416,053	$525,429
TOTAL LIABILITIES		$12,416,053	$525,429
See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2010 AND 2009
(Stated in US Dollars)

	Notes	2010	2009

Minority interests		$1,229,502	$446,361

STOCKHOLDERS’ EQUITY

Preferred stock at $0.001 par value,
5,000,000 (2009: Nil) shares authorized,
Nil (2009: Nil) shares issued and outstanding.		-	-

Common stock at $0.001 par value,
2,000,000,000 (2009: 500,000,000) shares
authorized, 664,031,873 (2009: 213,281,873)
shares issued and outstanding
at June 30, 2010;	15	664,032	213,282
Additional paid-in capital	15	54,050,181	24,997,931
Accumulated deficit		(36,120,023)	(23,282,270)
Accumulated other comprehensive income	2(t),15	502,912	(32,062)
		$19,097,102	$1,896,881
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$32,742,657	$2,868,671

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)
	Notes	2010	2009

Net revenues	2(m)	$2,706,118	$4,023
Cost of net revenues		(1,252,343)	(4,717)
Gross loss		$1,453,775	$(694)
Selling, general and administrative expenses		(3,188,394)	(1,415,584)
Loss from operations		$(1,734,619)	$(1,416,278)
Interest income		1,148	34,523
Interest expense		(34,882)	-
Dividend income		439,405	250,110
Other income		-	94,908
Bad debts recovery		49,587	-
Bad debts written off	3(d)	(300,441)	(710,011)
		$(1,579,802)	$(1,746,748)
Unusual items
Impairment of associate company	13	-	(1,265,148)
Impairment on Goodwill	4	(11,099,123)	-
Loss before income taxes and minority interests		$(12,679,925)	$(3,011,896)
Income taxes	14	-	-
Net loss before minority interests		$(12,679,925)	$(3,011,896)
Minority interests		(158,828)	576,189
Net loss		$(12,837,753)	$(2,435,707)
Net loss per share:
-Basic and diluted		$(0.0507)	$(0.0114)
Weighted average no. of common stock
-Basic and diluted		253,343,004	213,281,873

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

			Additional	Accumulated
	No.		paid	Other
	shares	Common	In	comprehensive	Accumulated
	outstanding	stock	capital	Income/(loss)	deficit	Total

Balance, July 1, 2008	213,281,873	$213,282	$24,843,131	$125,111	$(20,846,563)	$4,334,961
Net loss	-	-	-	-	(2,435,707)	(2,435,707)
Adjustment on shares paid for compensation	-	-	154,800	(154,800)	-	-
Foreign currency translation adjustment	-	-	-	(2,373)	-	(2,373)
Balance, June 30, 2009	213,281,873	$213,282	$24,997,931	$(32,062)	$(23,282,270)	$1,896,881

Balance, July 1, 2009	213,281,873	$213,282	$24,997,931	$(32,062)	$(23,282,270)	$1,896,881
Net loss	-	-	-	-	(12,837,753)	(12,837,753)
Issuance of common stock on August 19, 2009	500,000	500	24,500	-	-	25,000
Cancellation of common stock on October 8, 2009	(1,750,000)	(1,750)	(320,250)	-	-	(322,000)
Issuance of common stock on October 15, 2009	12,000,000	12,000	1,188,000	-	-	1,200,000
Issuance of common stock on January 8, 2010	110,000,000	110,000	7,040,000	-	-	7,150,000
Issuance of common stock on June 1, 2010	330,000,000	330,000	21,120,000	-	-	21,450,000
Foreign currency translation adjustment	-	-	-	534,974	-	534,974
Balance, June 30, 2010	664,031,873	$664,032	$54,050,181	$502,912	$(36,120,023)	$19,097,102

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

	Note	2010	2009
Cash flows from operating activities
Net loss		$(12,837,753)	$(2,435,707)
Amortization of intangible assets		23,805	4,044
Bad debts	3(d)	300,441	710,011
Depreciation		143,138	46,100
Loss on disposal of fixed assets		-	5,921
Impairment of goodwill	4	11,099,123	-
Impairment of associate company	13	-	1,265,148
Consultant fee by issuances of common stock		900,000	-
Minority interests		774,655	433,436

Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts receivable, net		(85,025)	170,474
Deposits, prepayment and other receivable		258,410	356,909
Inventory		181,476	-
Accounts payables		(264,637)	-
Accrued liabilities and other payable		(148,156)	(102,178)
Customers deposits		135,879	(79,357)
Deferred revenue		(493)	394
Business and other taxes payable		(23,897)	(20)
Net cash provided by operating activities		$456,966	$375,175
Cash flows from investing activities
Acquisition of plant and equipment		$(9,957)	$(96,645)
APTPGL’s bank balance acquired from stockissuance issuance of common stock		592,971	-
Acquisition of intangible assets		(28,561)	-
Net cash provided by investing activities		$554,453	$(96,645)

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

	2010	2009
Cash flows from financing activities
Advance from a related party	$(58,587)	$(477,592)
Advance from a shareholder	-	(160,412)
Repayment of finance lease	(21,059)	-
Bank loans	218,359	-
Restricted cash	-	315,329
Net cash provided by/(used in) financing activities	$138,713	$(322,675)

Net decrease in cash and cash equivalents	$1,150,132	$(44,145)
Effect of foreign currency translation on
cash and cash equivalents	382,891	(20,532)

Cash and cash equivalents–beginning of year	575,523	640,200
Cash and cash equivalents–end of year	$2,108,546	$575,523

	2010	2009
Supplementary cash flow information:
Interest received	$1,148	$5,892
Interest expense	(34,882)	-

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Uni Core Holdings Corporation (formerly known as Intermost Corporation) (hereinafter referred to as the “Company”, including its subsidiaries and associated companies when the context so requires) was originally incorporated in the State of Utah on March 6, 1985 under the name Utility Communications International, Inc. The Company changed its name from Utility Communications International, Inc. to  Uni Core Holdings Corporation (formerly known as Intermost Corporation) on October 23, 1998. In February 2003, the Company re-domiciled from the State of Utah to the State of Wyoming.

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

On May 31, 2010, the Company acquired a 100% interest in APT Paper Group Limited (“APTPGL”), a company incorporated in the Cayman Islands, by issuing 440,000,000 shares of its common stock with a par value of US$0.001 per share to the shareholders of APTPGL.  The acquisition was treated as a normal acquisition since the Uni Core management team will control the new combined companies to oversight the entire operation of the whole group of companies.

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

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of Uni Core Holdings Corporation (formerly known as Intermost Corporation) (the Company) and its eleven subsidiaries (of which three were totally impaired), two associate companies (of which one was totally impaired) and one affiliated company, constituting the group. Significant inter-company transactions have been eliminated in consolidation. The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries, and the ownership interests of minority investors are recorded as minority interests.

The Company’s subsidiaries and affiliated companies and their principal activities as of June 30, 2009 are summarized as follows:
Name	Place of incorporation of organization	Percentage of Equity Interest Attributable to the Company	Principal Activities
Uni Core Holdings Corporation (f.k.a. Intermost Limited) (“IL”)	British Virgin Islands	100%	Investment holding

Leader Palace International Limited (LP)	British Virgin Islands	100%	Inactive

Intermost (H.K.) Limited (“IHKL”)	Hong Kong	100%	Inactive

IMOT Information Technology (Shenzhen) Ltd. (“IITSL”)*	PRC	100%	Inactive

China Equity Platform Holding Group Limited (“CEPHGL”)**	British Virgin Islands	53.42%	Investment holding

ChinaE.com E-Commerce Co. Ltd. (Formerly known as China E.com Information Technology Ltd. (“CECITL”))***	PRC	53.42%	Business equity and financial consulting services

ChinaE.com Technology (Shenzhen) Ltd.(“CECTSL”)***	PRC	53.42%	Business equity and financial consulting services

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)	Principles of Consolidation (continued)

Name	Place of incorporation of organization	Percentage of Equity Interest Attributable to the Company	Principal Activities
ChinaE.com Investment Consultants (Shenzhen) Company Ltd. (“CECICSL”)****	PRC	53.42%	Inactive

Intermost Focus Advertising Company Ltd.(“IFACL”)****	PRC	48.07%	Inactive

Shenzhen International Hi-Tech Property Right Exchange Centre (“SIHTPREC”)*****	PRC	8.01%	Private equity exchange

Hainan Special Economic Zone Property Right Exchange Center (“PREC”)*****	PRC	11.22%	Private Property Right Exchange

Easeway Investments Limited (“EIL”)	British Virgin Islands	100%	Inactive

APT Paper Group Limited (“APTPGL”)	Cayman Islands	100%	Investment holding

Plan Star Development Limited (“PSDL”)	Hong Kong	100%	Investment holding

Jin Long Paper Products Company Limited (“JLPPCL”)	PRC	100%	Manufacturing and wholesale of paper product

Ho Ni Long Honeycomb Paper Product (Shenzhen) Company Limited (“HNL”)	PRC	100%	Manufacturing and wholesale of paper product

Pheng Hoon Honeycomb Paper Products Pte. Limited (“PHHP”)	Singapore	12.67%	Paper or paper product wholesale

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)	Principles of Consolidation (continued)

Name	Place of incorporation of organization	Percentage of Equity Interest Attributable to the Company	Principal Activities
APT Investment Limited	British Virgin Islands	100%	Investment holding

ShenZhen Jin Li Honeycomb Paper Products Equipments Company Limited	PRC	100%	Equipment manufacturing

APT Management Limited	British Virgin Islands	100%	Investment holding

Su Zhou Eastern Sunrise Company Limited	PRC	100%	Manufacturing and wholesale of paper product

Ivanhoe Holdings Limited	Hong Kong	100%	Investment holding

Qing Dao Eastern Sunrise Company Limited	PRC	100%	Manufacturing and wholesale of paper product

* IITSL is wholly foreign owned enterprises established in the PRC to be operated until 2018.              .

** During the fiscal year of June 30, 2009, the Company has transferred the subsidiary companies, CECITL, CECICSL, IFACL & CECTSL and investments in PRC companies, SIHTPREC & PREC to CEPHGL in exchanging 60% of shareholdings in CEPHGL. The group operations of CEPHGL are consolidated into the Company’s financial statements.  As at June 30, 2010, the effective holding rate was reduced from 60% to 53.42% due to issuance of additional common stock.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
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

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
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

(f)	Account receivable

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

(g)	Investments

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

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(h)	Property and equipment

Plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Computer equipment	3 years
Furniture and office equipment	5 years
Buildings	Over the lease terms
Leasehold improvements	Over the lease terms
Motor vehicles	5 years
Machinery and equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(i)	Inventories

Inventories consist of finished goods and raw materials, and stated at the lower of cost or market value. Substantially all inventory costs are determined using the weighted average basis. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead. The management regularly evaluates the composition of its inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required.

(j)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with Accounting Standards Codification ASC 350 “Intangibles - Goodwill and Other” formerly Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis. See Note 4 for goodwill impairment details.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(k)	Accounting for the impairment of long-lived assets

Impairment of Long-Lived Assets is evaluated for impairment at a minimum on an annual basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10 “Impairments of Long-Lived Assets” formerly SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The recoverability of long-lived assets is assessed by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company's average cost of capital.

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

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller’s price to the buyer is fixed or determinable; and
- Collection is reasonably assured.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ASC 718 "Compensation - Stock Compensation" formerly SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity -Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

In accordance with ASC 718, the cost of stock options and warrants issued to non-employees is measured at the grant date based on the fair value of the award. The fair value of the stock-based award is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

Stock options issued to non-employee directors at fair market value will be accounted for under the intrinsic value method.

The Company did not have any stock options outstanding during the year ended June 30, 2010 (2009: Nil). Accordingly, no pro forma financial disclosure is provided herein.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(o)	Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

(p)	Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in selling expenses were $493 and $11,298 for the years ended June 30, 2010 and 2009 respectively.

(q)	Income taxes

The Company uses the accrual method of accounting to determine and report its taxable income and tax credit in the year in which they are available.  The Company has implemented ASC 740 “Income Taxes” formerly SFAS No. 109, Accounting for Income Taxes.

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

In respect of the Company’s subsidiaries domiciled and operated in China, Taiwan and Hong Kong, the taxation of these entities can be summarized as follows:

The subsidiaries incorporated in PRC are subject to the corporation income tax rate of 25% for 2010 and 2009. However, in accordance with the relevant tax laws and regulations of PRC, the local corporation income tax rate is 15%.

The subsidiary incorporated in BVI while operated in Taiwan will be considered a non-resident for tax purposes to the profit-seeking enterprise income tax which is from 0% to 25%. However, it will be subject to profit-seeking enterprise income tax only for its income derived from Taiwan sources.

The subsidiaries are subject to Hong Kong profits tax rate of 16.5% (2009: 16.5%).

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(q)	Income taxes (continued)

The Company is subject to United States federal corporate income tax according to Internal Revenue Code Sections 951 and 957.  Corporate income tax is imposed on graduated rates in the range of:

Taxable Income
Rate	Over	But not over	Of Amount Over
15%	-	50,000	-
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

(r)	Earnings per share

The Company computes net income (loss) per share in accordance with ASC 260 “Earnings Per Share” formerly SFAS No. 128. “Earnings Per Share”. ASC 260 requires presentation of both basic and diluted earnings per Share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.   Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	June 30, 2010	June 30, 2009
Year end HKD : US$ exchange rate	7.7868	7.7499
Average yearly HKD : US$ exchange rate	7.7608	7.7643

	June 30, 2010	June 30, 2009
Year end TWD : US$ exchange rate	32.2763	32.7927
Average yearly TWD : US$ exchange rate	32.2198	32.8048

	June 30, 2010	June 30, 2009
Year end RMB : US$ exchange rate	6.7813	6.8302
Average yearly RMB : US$ exchange rate	6.8274	6.8370

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

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(u)	Reclassification

Certain amounts in the prior year have been reclassified to conform to the current year’s presentation.

(v)	Recent accounting pronouncements

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No.162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No.165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. The Company implemented the guidance included in ASC 855 as of June 30, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(v)	Recent accounting pronouncements (continued)

ASC 805, Business Combinations ("ASC 805") (formerly included under Statement of Financial Accounting Standards No.141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December15, 2008. The Company implemented this guidance effective January1, 2009. Implementing this guidance did not have an effect on the Company's financial position or results of operations; however it will likely have an impact on the Company's accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

ASC 810, Consolidation ("ASC 810") includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent's ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December15, 2008. The Company implemented this guidance as of January1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(v)	Recent accounting pronouncements (continued)

ASC 820, Fair Value Measurements and Disclosures ("ASC 820") (formerly included under Statement of Financial Accounting Standards No.157, Fair Value Measurements) includes guidance that was issued by the FASB in September 2006 that created a common definition of fair value to be used throughout generally accepted accounting principles. ASC 820 applies whenever other standards require or permit assets or liabilities to be measured at fair value, with certain exceptions. This guidance established a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. It also required expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. ASC 820 also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The emphasis of ASC 820 is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, under current market conditions. ASC 820 also further clarifies the guidance to be considered when determining whether or not a transaction is orderly and clarifies the valuation of securities in markets that are not active. This guidance includes information related to a company's use of judgment, in addition to market information, in certain circumstances to value assets which have inactive markets. The implementation of ASC 820 did not have an effect on the Company's results of operations or financial position.

In August 2009, the FASB issued ASC Update ("ASU") No.2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value ("ASU No.2009-05"). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASU No.2009-05 will have a material effect on its financial position or results of operations.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(v)	Recent accounting pronouncements (continued)

In September 2009, the FASB issued ASC Update ("ASU") No.2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASU No.2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December15, 2009 with early application permitted. The Company does not expect that the implementation of ASCU No.2009-12 will have a material effect on its financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)." ("ASC Update No. 2009-13). This updates set forth the guidance on the existing multiple-element arrangement currently in FASB Topic 605-25 (Revenue Recognition - Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Company does not expect that the implementation of ASU No. 2009-13 will have a material effect on its financial statements.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(v)	Recent accounting pronouncements (continued)

In 2010, the FASB issued ASC Update ("ASU") No.2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codified the consensus reached in EITF Issue No. 09-E "Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash". ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this update did not have any material impact on the Company's financial statements.

In 2010,the FASB issued ASC Updated ("ASU") No. 2010-02, Consolidation (Topics 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification This updated provides guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of this update did not have any material impact on the Company's financial statements.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(v)	Recent accounting pronouncements (continued)

In 2010, the FASB issued ASC Update ("ASU") No.2010-13, Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update is to codify the consensus reached in EITF Issue No. 09-J, "Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying equity Security Trades" The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity shares trades should not be considered to contain a condition that is not a market, performance, or services condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of this update did not have any material impact on the Company's financial statements.

In 2010, the FASB issued ASC Update ("ASU") No.2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, "Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies". The adoption of this update did not have any material impact on the Company's financial statements.

In 2010, the FASB issued ASC Update ("ASU") No.2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to being existing SEC guidance into conformity with ASC 805 "Business Combination" and ASC 810 "Consolidation". The adoption of this update did not have any material impact on the Company's financial statements.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

3.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables are summarized as follow:

	2010	2009

Rental and utilities deposits	$67,433	$42,862
Advance to employees (c)	178,950	7,412
Deposit for legal advice	-	16,353
Prepaid expenses	611,001	1,234
Interest receivable	-	63,081
Deposit by court order (b)	622,193	-
Trade deposit paid	-	1,442
Other receivables (a)	100,000	600,000
Others	2,571	9,296
	$1,582,148	$741,680

(a)	Other receivables are the amount that will be collected from an associated company, Golden Anke Technology, Ltd. It is unsecured, non-interest bearing, and, due and payable on demand.

(b)
Fu Xiang Peng and Liu Fang Rong Versus Shenzhen Jinlong Paper Products Co., Ltd., Honilong Honeycomb Paper Product (Shenzhen) Co., Ltd., Shenzhen Jinli Honeycomb Paper Products Equipments Co., Ltd., Suzhou Eastern Sunrise Wall Material Technology Co., Ltd. And Qingdao Eastern Sunrise Co., Ltd. All the parties of this case have reached a settlement agreement, and Shenzhen Jonlong Paper Products Co., Ltd. has deposited relevant amount of money into the specified bank account according to the court’s instruction.

(c)
Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the roll-forward of the activity in the advances to employees:

	2010	2009

Beginning balance, July 1	$7,412	$-
Add: Advanced during the year	178,950	7,412

Less: Transferred to income statement	(7,412)	-
Recollected from employees	-	-
Ending balance, June 30	$178,950	$7,412

(d)	The bad debt written-off in June 30, 2010 was $300,441 (2009: $710,011) which was trade debts written-off.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

4.	GOODWILL

Pursuant to the Stock Exchange Agreement between the Company and China Equity Platform Holding Group Limited (CEPHGL), the Company has transferred the subsidiary companies, CECITL, CECICSL, IFACL & CECTSL and investments in PRC companies, SIHTPREC & PREC to CEPHGL in exchanging 60% of shareholdings in CEPHGL during the fiscal year end of June 30, 2009. The calculation of goodwill is list as below:

	RMB	USD
100% common stock of CECITL	$(13,920,093)	$(2,038,021)
100% common stock of CECICSL	2,083,043	304,975
90% common stock of IFACL	(131,979)	(19,323)
100% common stock of CECTSL	15,142,471	2,216,988
10% common stock of SIHTPREC	1,941,372	284,234
14% common stock of PREC	8,649,826	1,266,409
Aggregate value	$13,764,640	$2,015,262

60% common stock of CEPHGLL	(10,354,200)	(1,515,944)
Goodwill balance at June 30, 2009	$3,410,440	$499,318

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

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

4.	GOODWILL (continued)

Pursuant to the acquisition agreement completed on May 31, 2010 with APT Paper Group Limited, the company issued 440,000,000 common stocks at market price at approximate $0.065 per share as of June 1, 2010.  The transaction was shown as below:

	RMB	USD
Cost of acquisition	$195,309,400	$28,600,000
Net equity of APT Paper Group Limited	43,867,573	6,422,308
	$151,441,827	$22,177,692

Impairment on Goodwill	(75,778,245)	(11,099,123)
Exchange differences	-	79,112
Goodwill balance at June 30, 2010	$75,663,582	$11,157,681

5.	AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties, it was unsecured, interest free and repayable on demand, it comprises the followings:

	2010	2009
Boxuan (Shanghai) Investment Consultant Limited.	$324,060	$-
Jinzuan (Beijing) Investment & Management Consultant Limited	29,460	-
FG Management Company Limited	58,986	-
Exchange currency difference	1,423
	$413,929	$-

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

6.	OTHER LOAN RECEIVABLES

The Company made a loan to an un-related third party of US$250,000 and US$350,000 on November 28, 2005 and December 12, 2005, respectively with interest rate at 12% p.a. and due and payable on September 28, 2006 and September 12, 2006 respectively. The Company had partially collected US$125,175.  The US$236,292 (2009: US$474,825) balances of the loans are still outstanding and the Company is continuously charging the loan interest accordingly.

7.	PLANT AND EQUIPMENT, NET

Plant and equipment comprise the followings:

	2010	2009
At cost
Computer equipment	$381,502	$138,407
Buildings	4,381,646	-
Machinery and equipment	8,220,604	-
Motor vehicles	404,778	-
Leasehold improvement	242,653	-
Furniture and office equipment	32,478	92,238
	$13,663,661	$230,645
Less: Accumulated depreciation	(5,498,353)	(110,955)
	$8,165,308	$119,690

Depreciation expenses were $83,150 and $46,100 for the years ended June 30, 2010 and 2009 respectively.

8.	INVENTORIES

Inventories comprise the followings:

	2010	2009

Finished goods	$1,180,279	$-
Work in process	218,216	-
Raw materials and low value consumables	1,036,874	-
	$2,435,369	$-

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

9.	INTANGIBLES, NET

Details of intangibles are as follows:
	2010	2009

Land use rights, at cost	$1,200,877	$-
Patents and trademark, at cost	53,512	46,505
	$1,254,389	$46,505
Less: accumulated amortization	(57,089)	(34,089)
Total intangibles, net	$1,197,300	$12,416

Amortization expense included in the general and administrative expenses for the years ended 2010 and 2009 were $23,808 and $4,044 respectively.

10.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables are summarized as follows:

	2010	2009
Wages and bonus	$472,417	$35,637
Consultancy fees	-	25,000
Accrual	1,616,295	-
Other payables to unrelated parties	362,461	-
Audit and review fees	40,000	30,000
Loan interest payable	-	33,750
Loan from shareholder	381,942	386,513
Other	15,953	8,027
	$2,889,068	$518,927

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

11.	ADVANCE FROM A SHAREHOLDER

Advance from a shareholder, Pai, Chia-Hui, also known as Fred C.H. Peck, the shareholder of the group, who provided urgent funds for subsidiaries’ operation.  The amount is unsecured, interest free and repayable on demand.

12.	FINANCE LEASES

Details of finance leases are as follows:

Lessee	Lease term	Nature of lease	Outstanding amount
Chailease International Finance Corporation	November 2007 – April 2011	Machinery	$132,763

13.	SHORT TERM LOAN

Details of short term loan are as follows:

	Due date	June 30, 2010
Bank Of Communications (Shenzhen Branch)	Sept 10, 2010	95,745
Haier Financial Limited Company	Jun 10, 2011	1,039,026
Taiwan Business Bank (HK Branch)	Oct 20, 2010	540,000
China Development Bank *	Apr 13, 2011	3,831,042
Exchange currency difference		22,165
		5,527,978

* The loan was secured by the Company assets:
Land use rights	$1,158,958
Buildings	$2,607,582

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

14.	INCOME TAXES

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

The reconciliation of the United States federal income tax rate to the effective income tax rate based on loss before income taxes stated in the consolidated statements of operations is as follows:

Deferred taxation consisted of:
	2010	2009

Net operating loss carry forwards	$12,837,753	$2,435,707
Valuation allowance	(12,837,753)	(2,435,707)
Deferred tax assets, net	$-	$-

The change in valuation allowance from June 30, 2009 to June 30, 2010 is primarily related to the tax effects of the increase in the net operating loss in the current fiscal year. The Company has net operating loss carry forwards totaling approximately $36 million as of June 30 2010 (2009: $23 million), primarily relating to operations in the PRC and Taiwan. A valuation allowance has been established for the full amount of the deferred tax benefit related to those loss carry forwards and other deferred tax assets as management believes that their realization is uncertain. The Company received a civil penalty $90,000 and interest assessment for non-filing of Form 5471 for the year June 30, 2009 from United States Internal Revenue Service Department. However, the Company had filed the required tax returns and believed that the penalty and interest would be waived and canceled. Therefore, the Company did not have any interest and penalty provided or recognized in the income statements for the year ended June 30, 2010 and 2009 or balance sheet as of June 30, 2010 and 2009. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2007, 2008 and 2009 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company’s 2003/2004, 2004/2005, 2005/2006, 2006/2007, 2007/2008, 2008/2009, 2009/2010 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination. The Company’s 2007, 2008 and 2009 China Corporate Income Tax are subject to China State Administration of Taxation examination.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

15.	STOCKHOLDERS’ EQUITY

Year ended June 30, 2010

The board of directors authorized the issuance of 500,000 shares of common stock with a value of $0.05 per share to Mr. Deng Xiang Xiong on August 18, 2009, for the compensation of services during 2009 which has been accounted for in the accruals during the year ended June 30, 2009.   The Company has issued 500,000 common shares on 19 August 2009 and forfeited 1,750,000 common shares during the fiscal year ended June 30, 2010. These transactions are already dispatched to the common stock transfer agent and completed.

On October 15, 2009, the Company approved to issue 12,000,000 shares of common stock at the price of $0.10 per share to the Star Fair Ventures Corporation for financial advisory, strategic business planning and public relations services etc.

On December 15, 2009, the Company entered five sale and purchase agreements with the shareholders of APT Paper Group Limited (“APT”) to purchase all shares of APT.   On January 8, 2010 and June 1, 2010, the Company approved to issue totally 440,000,000 shares of common stock at the price of $0.065 per share for acquisition of APT Paper Group Limited.  The business of APT is manufacturing paper packaging products. After the acquisition, the Company controls the new combined companies and the original Uni Core Holdings Corporation senior management team remained on the same original position oversight the operation of the entire group of companies.

Year ended June 30, 2009

The number of common stock does not have change during the year.

16.	COMMITMENTS

Operating Leases - The Company has operating lease agreements for office premises, which expiring through June 2035. Future minimum rental payments under agreements classified as operating leases with non-cancelable terms for the next one year and thereafter are as follows:

June 30,
2011	$1,867,891
2012 and thereafter	20,233,399
$22,101,290

Rental expense paid for the years ended June 30, 2010 and 2009 were $929,094 and $134,053 respectively.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

17.	SEGMENT INFORMATION

The Group is principally engaged in the operation of business equity and financial consulting services, and paper products in the PRC and international. The analysis of the Group’s sales by product and services, and geographical market are presented as follow:

	Year Ended June 30
	2010	2009	2010	2009
	US$	US$
Sales of paper products	1,460,651	-	54%	-%
E-commerce solutions
- website design and development	1,245,467	4,023	46%	100%
	2,706,118	4,023	100%	100%

	Year Ended June 30
	2010	2009	2010	2009
	US$	US$
British Virgin Islands	1,173,759	-	43%	-%
People Republic China	1,532,359	4,023	57%	100%
	2,706,118	4,023	100%	100%

18.	IMPAIRMENT OF INVESTMENT IN ASSOCIATED COMPANY

An investment in an associated company Hainan Special Economic Zone Property Right Exchange Center (PREC) with an equity balance of 1,258,742 was found being impaired and written-off in last year statement of income.

	2010	2009
	US$	US$
At July 1	1	1,258,742
Add: Foreign currency gain	-	6,407
Less: Impairment loss	-	(1,265,148)
At June 30	1	1

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

19.	GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $12,837,753 for the year ended June 30, 2010 and has an accumulated deficit of $36,120,023 as of June 30, 2010.  The Company also continues to experience negative cash flows from operations. The Company will be required to raise additional capital to fund its operations, and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to strengthen its core business, control its overall expenditures, improve the efficiency of its operations and continue its efforts to expand by acquiring other business opportunities.

20.	SUBSEQUENT EVENT

Holicel (Guangzhou) Honeycomb Products Co.,, Ltd. Versus Suzhou Eastern Sunrise Wall Material Technology Co., Ltd. This case is in second trial procedure and there is still no final judgment from the competent court.

Shenzhen Jinlong Paper Products Co., Ltd. Versus Shenzhen Dequn Craftwork Company Limited and Lu Lian Suo. This case has reached a Court’s Civil Intermediation Letter. And Shenzhen Dequn Craftwork Co. Ltd.’s affiliated company, Shenzhen Shenwei Dequn Energy Technology Development Co. Ltd. provides full guaranty for Shenzhen Dequn Craftwork Co. Ltd.’s payment liabilities.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMOST CORPORATION

By:	/s/ China Hsun Wu
Chia Hsun Wu
Chief Executive Officer

By:	/s/ Thomas Lee
Thomas Lee
Chief Financial Officer

Dated:    October 6, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date: October 6 , 2010

/s/ Fred Peck	Director
Fred Peck

/s/ China Hsun Wu	Director and Chief Executive Officer
Chia Hsun Wu

/s/Hiroshi Shinohara	Director
Hiroshi Shinohara

/s/ Wang Hsin-Wei	Director
Wang Hsin-Wei