Form 10-Q
period 2010-09-30
UNI CORE HOLDINGS CORP
filed 2010-11-15
CIK 1088312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 664,031,873 shares of common stock as of November 11, 2010.

ITEM 1.  FINANCIAL STATEMENTS.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept 30, 2010	June 30, 2010
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$1,840,955	$2,108,546
Accounts receivable, net	4,787,207	4,496,210
Deposits, prepayment and other receivables	1,342,670	1,582,148
Amount due from related company	418,029	413,929
Other loan receivables	233,708	236,292
Inventory	2,836,030	2,435,369

Total current assets	$11,458,599	$11,272,494
Unlisted investment	949,873	949,873
Investment in associated companies	1	1
Goodwill	11,157,681	11,157,681
Plant and equipment, net	8,650,291	8,165,308
Intangible assets, net	1,213,130	1,197,300

TOTAL ASSETS	$33,429,575	$32,742,657
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,452,265	$3,509,165
Accrued liabilities and other payable	3,172,245	2,889,068
Customers deposits	18,665	18,280
Advance from a shareholder	414,957	337,658
Finance leases	134,022	132,763
Advance from a related company	5,662,771	5,527,978
Business and other taxes payable	1,080	1,141

Total current liabilities	$13,856,005	$12,416,053

TOTAL LIABILITIES	$13,856,005	$12,416,053

See accompanying notes to consolidated financial statements

ITEM 1.  FINANCIAL STATEMENTS.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept 30, 2010	June 30, 2010
	USD	USD
Minority interests	$1,086,327	$1,229,502

STOCKHOLDERS’ EQUITY

Preferred stock at $0.001 par value, 5,000,000 shares authorized, Nil (2009:Nil) shares issued and outstanding	-	-

Common stock at $0.001 par value, 2,000,000,000 shares authorized, 664,031,873 shares issued and outstanding	664,032	664,032
Additional paid-in capital	54,050,181	54,050,181
Accumulated deficit	(36,889,523)	(36,120,023)
Accumulated other comprehensive income	662,553	502,912

	$18,487,243	$19,097,102
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,429,575	$32,742,657

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended Sept 30,
	2010	2009
	USD	USD
Net revenue	4,592,592	4,192
Cost of revenues	(3,836,564)	(229)
Gross profit	756,028	3,963
Costs and expenses:
Selling, general and administrative expenses	(1,615,124)	(225,591)
Impairment of goodwill	0	0
Exchange differences	(36,650)	-339
Amortization of intangible assets	(1,453)	(711)
Total costs and expenses	(1,653,227)	(226,701)

Loss from operations	(897,199)	(222,738)
Interest income	422	82
Interest expenses	(84,394)	0
Bad debts recovery	14,062	0
Other income (loss), net	41,084	-33,798
Loss before income taxes, minority interests and equity in earnings of associated companies	(926,025)	(256,454)
Income taxes	0	0
Loss before minority interests and equity in earnings of associated companies	(926,025)	(256,454)
Minority interests	156,525	73,791

Net loss	(769,500)	(182,663)

Net loss per common share-basic and diluted	(0.0012)	(0.0009)
Weighted average number of common shares outstanding-basic and diluted	664,031,873	213,281,873

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended Sept 30,
	2010	2009
	USD	USD
Cash flows from operating activities
Net loss	(769,500)	(182,663)
Amortization of intangible assets	1,448	1,699
Depreciation	180,619	14,870
Minority interests	(155,505)	(73,791)
Adjustments to reconcile net loss to net cash provided by operating activities:-
Accounts receivables	(230,782)	0
Inventories	(363,534)
Deposits, prepayments and other receivables	254,320	(13,569)
Accounts payable	882,812	0
Accrued liabilities	243,523	33,180
Customer deposits	155	10,057
Deferred revenue	0	(309)
Business taxes and government surcharges payable	(74)	170
Net cash generated from/(used in) operating activities	43,482	(210,356)
Cash flows from investing activities
Acquisition of plant and equipment	(557,056)	(3,223)
Short-term loan	0	0
Net cash used in investing activities	(557,056)	(3,223)
Cash flows from financing activities
Advances from related parties	6,438	0
Bank loan	64,900	0
Net cash generated from/(used in) financing activities	71,338	0

Cash and cash equivalents
Net increase (decrease)	(442,236)	(213,579)
Accumulated other comprehensive loss	174,645	43
Balance at beginning of period	2,108,546	575,523
Balance at end of period	1,840,955	361,987

Supplemental cash flow information:
Interest received	422	0
Interest expenses	(84,394)	0

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED SEPT 30, 2010 AND 2009

1.  ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Uni Core Holdings Corporation (formerly known as Intermost Corporation) (the "Company") and its majority-owned subsidiaries, of which the Company has the ability to exercise control and direct operations and the minority interests do not possess participatory rights. All material intercompany balances and transactions have been eliminated on consolidation.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2010, the results of operations for the three months ended September 30, 2010 and 2009, and the cash flows for the three months ended September 30, 2010 and 2009. The balance sheet as of June 30, 2010 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2010.

2.  NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the three months ended September 30, 2010 and 2008. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. The management concluded that the controls and procedure were effective. On July 21, 2005, Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Rmb continuously appreciated to Rmb6.7813 for US$1 at June 30, 2010. And the Rmb further appreciated to Rmb6.6981 for US$1 at this quarter ended September 30, 2010.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

For the purposes of financial statements presentation, the United States dollars equivalents of the all numbers are translated at the rate of USD$1 to Rmb6.6981.

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

The Company did not have any stock options outstanding during the period ended September 30, 2010 (2009: Nil). Accordingly, no pro forma financial disclosure is provided herein.

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

The Company has been notified by the Department of the Treasury that there are 2 unfiled tax returns for years 2008 & 2009 resulting in a potential tax penalty totaling US$215,460.14.  The Company is clarifying the issue with the relevant authority through its auditors and tax representatives.

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

8.  CONCENTRATION

The Company had entered into a joint venture agreement with other PRC investors on February 19, 2009 to spin off the subsidiaries and investments in operating equity exchange.  The PRC investors will form a new company to hold these subsidiaries and investments and seek an independent listing of the new company on a US exchange.  The name of the new company is China Equity Platform Holding Group Limited. When the spin off process is completed, the Company will get 53.4% –common stock of the newly formed company. The spin off process is still under processing and relevant Form F-1 has been filed by the subsidiaries for registration. The subsidiary and associate companies will be spin off are listed as following:

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

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered; as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc.   Segment information for the three months period ended September 30, 2010 is as follows:

(a)  Net revenues:

	Three Months Ended September 30, 2010
Net revenues by major categories	Rmb’000	US$’000
Sales of paper products	31,127	4,591
E-commerce solutions
- website design and development	12	2
	31,139	4,593

All net revenues were generated in PRC.

(b)  Net loss before equity in earnings of associated companies:

	Three Months Ended September 30, 2010
	Rmb’000	US$’000
Sales of paper products	(1,449)	(214)
E-commerce solutions
- website design and development	(2,267)	(334)
Corporate	(1,501)	(221)
	(1,248)	(769)

(c)  Assets:

	As of September 30, 2010
	Rmb’000	US$’000
Sales of paper products	131,785	19,675
E-commerce solutions
- website design and development	18,269	2,727
Corporate	74,868	11,028
	224,922	33,430

Substantially all of the Company's identifiable assets are located in the PRC.

(d)  Other items:

	Three Months Ended September 30, 2010
	Rmb’000	US$’000
Depreciation:
Sales of paper products	1,195	175
E-commerce solutions
- website design and development	36	6
Corporate	2	0
	1,233	181

There was fixed expenditure for fixed assets $557K during the three months ended September 30, 2010.

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

Results of Operations - Three Months Ended September 30, 2010 and 2008

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the three months ended September 30, 2010 consisted primarily from ChinaE.com Tech and ChinaE.com Investment Consultants, which provide e-commerce solutions and consultancy services. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	3 months ended September 30
	2010	2010	2009	2009
	USD'000%		USD'000%
Sales of paper products	4,591	99.96%	-	-%
E-commerce solutions
- website design and development	2	0.04%	4	100%
	4,593	100%	4	100%

Total net revenues increased to $4,593K during the three months ended September 30, 2010, as compared to $4K during the three months ended September 30, 2009. The increase in total net revenues was primarily due to the revenue from the sales of paper products which was generated from the subsidiaries, APT Paper Group Limited which was acquired in Jun 2010 .

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	3 months ended September 30
	2010	2010		2009	2009
	USD'000%			USD'000%
Direct materials	2,621	57%		-	-
Direct labor	248	6%		-	-
Manufacturing overhead	701	15%		-	-
Depreciation	265	6%		-	-
Others	1	0%		-	-
	3,837	84	%-	-	-

The increase in costs of revenues for the period ended September 30, 2010 compared with 2009 was due to the acquisition of APT Paper Group Limited. Costs of revenues consist principally of the production cost of paper products for the period ended September 30, 2010. The costs of revenues for the period consist principally direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel employee benefits and office expenses.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	3 months ended September 30
	2010	2010	2009	2009
	USD'000%		USD'000%
Sales & Marketing salaries & commissions	160	4%	46	1150%
Advertising & other sales & marketing expenses	170	4%	0	0%
Rentals	295	6%	35	875%
Administrative salaries	296	6%	72	1800%
Corporate overhead	694	15%	73	1825%
	1,615	35%	226	5650%

The principal components of SG&A during the three months ended September 30, 2010 were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the three months ended September 30, 2010, SG&A expense increased by 615% to $1,615K, as compared to $226K for the three months ended September 30, 2009.

The increased of SG&A was mainly come from the newly acquired subsidiaries, APT Paper Group Limited and its subsidiaries. And the corporate overhead for the period ended September 30, 2010 included the final payment of consultancy fee $300K to an unrelated party, Star Fair Ventures Corporation.

Income Taxes

There was no income tax for both the three months ended September 30, 2010 and the three months ended September 30, 2009.

Minority Interest

Minority interests reflect the minority shareholders' proportionate interests in the net loss of the group operating losses of China Equity Platform Holding Group Limited.

Net Income (Loss)

The Company had net loss of $770K during the three months ended September 30, 2010, as compared to a net loss of $183K during the three months ended September 30, 2009.

Liquidity and Capital Resources – September 30, 2010

At September 30, 2010, the Company had cash and cash equivalents of $1,841K and net current liabilities of $2,397K, as compared to $362K of cash and cash equivalents and $1,025K of working capital at September 30, 2009.

Net cash generated from operating activities was $43K for the three months ended September 30, 2010, as compared to net cash used in operating activities of $210K for the three months ended September 30, 2009.

Net cash used in investing activities was $557K and $3K for the three months ended September 30, 2010 and September 30, 2010 respectively, mainly consisting of an increase in additions of fixed assets.

Net cash generated from financing activities was $71K for three months ended September 30, 2010, was mainly the borrowings from bank. Net cash used in financing activities was $0K for the three months ended September 30, 2009, was mainly attributable to the partial loan settlement due to a related company.

The Company continues to evaluate various opportunities to improve the operating performance of the Company’s businesses and to invest in or acquire other types of businesses.

Principal Commitments

At September 30, 2010, the Company has operating lease agreements for office premises, which are expiring in June 2035. The Company does not have any material commitments for capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at September 30, 2010.

Subsequent Event

The Company had entered into a joint venture agreement with other PRC investors on February 19, 2009 to spin off the subsidiaries and investments in operating equity exchange.  The PRC investors will form a new company to hold these subsidiaries and investments and seek an independent listing of the new company on a US exchange.  The name of the new company is China Equity Platform Holding Group Limited. When the spin off process is completed, the Company will get 53.4% –common stock of the newly formed company. The spin off process is still under processing and relevant Form F-1 has been filed by the subsidiaries for registration. The subsidiary and associate companies will be spin off are listed as following:

ChinaE.com Technology (Shenzhen) Company Limited
ChinaE.com Investment Consultant (Shenzhen) Company Limited
ChinaE.com E-commerce Company Limited
Intermost Focus Advertising Company Limited
Shenzhen International Hi-Tech Property Right Exchange Centre
Hainan Special Economic Zone Property Rights Exchange Centre

RISK FACTORS

In addition to other information in this Form 10-Q, including many risks presented in our Management’s Discussion and Analysis, the following risk factors should be carefully considered in evaluating our business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control.  The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition.  As a result of the risk factors set forth below and elsewhere in this 10-Q, the risks identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

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

We may rely on patent protection, as well as trademark and copyright law, trade secret protection and confidentiality agreements with our employees and others to protect our intellectual property.  Despite our precaution, unauthorized third parties may copy our products and services or reverse engineer or obtain and use information that we regard as proprietary.  We have filed eleven patent applications relating to paper products with the United States Patent and Trademark Office and intend to file more.  Six patents have been granted; however, we do not know if the remaining applications will be granted or whether we will be successful in prosecuting any future patents.  In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States.  Our means of protecting our proprietary rights may not be adequate and third parties may infringe or misappropriate our patents, copyrights, trademarks and similar proprietary rights.  If we fail to protect our intellectual property and proprietary rights, our business, financial condition and results of operations would suffer.  We believe that we do not infringe upon the proprietary rights of any third party, and no third party has asserted an infringement claim against us.  It is possible, however, that such a claim might be asserted successfully against us in the future.  We may be forced to suspend our operations to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, all of which would materially adversely affect our business.

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

Our common stock is not listed on any exchange and trades in the over-the-counter (the “OTC”) market in the United States under the trading symbol of UCHC.  Additionally, one stockholder holds a majority of our stock.  As such, the market for our common stock is limited and is not regulated by the rules and regulations of any exchange in the United States or China. Further, the price of our common stock and its volume in the OTC market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock trades relatively thinly.  If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our common stock.  Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them.  The market price of our common stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2010.

Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We had no legal proceedings outstanding as at September 30, 2010.

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

10.6	Distributorship Agreement dated November 28, 2002 between KanHan Technologies Limited and ChinaE.com Information Technology Ltd. (7)

10.7	Intermost Corporation 2003 Equity Incentive Plan (8)

10.8	Joint Venture Agreement among Intermost Corporation and Entities and/or Individuals Collectively Referred to as “Investors.”(9)

14	Code of Ethics (10)

16	Letter on Change in Certifying Accountant (11)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to the respective exhibits filed with the Registrant’s 10-KSB Amendment filed with the SEC on October 15, 2004

(2)	Incorporated by reference to the respective exhibits filed with Registrant’s Registration Statement on Form 10-SB (Commission File No. 0-30430).

(3)	Incorporated by reference to the respective exhibits filed with the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.

(4)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2003.

(5)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2004.

(6)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2004.

(7)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2003.

(8)	Incorporated by reference to the exhibit filed with the Registrant’s Proxy Statement filed with the SEC on January 6, 2004.

(9)	Incorporated by reference to the exhibit filed with the Registrant’s 10-KSB with the SEC on November 7, 2008.

(10)	Incorporated by reference to the exhibit filed with the Registrant’s 10-KSB Amendment filed with the SEC on October 25, 2004.

(11)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2004.

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI CORE HOLDINGS CORPORATION

Date: November 12, 2010	By:	/s/ Chia Hsun Wu
Chia Hsun Wu
Chief Executive Officer

By:	/s/ Thomas Lee
Thomas Lee
Chief Financial Officer