Form 10-Q
period 2010-12-31
UNI CORE HOLDINGS CORP
filed 2011-02-14
CIK 1088312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 703,406,873 shares of common stock as of January 4, 2011.

ITEM 1.  FINANCIAL STATEMENTS.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec 31, 2010	June 30, 2010
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$2,267,700	$2,108,546
Accounts receivable, net	5,306,882	4,496,210
Deposits, prepayment and other receivables	2,785,967	1,582,148
Amount due from related company	365,627	413,929
Other loan receivables	229,049	236,292
Inventory	2,435,731	2,435,369

Total current assets	$13,390,956	$11,272,494
Unlisted investment	949,873	949,873
Investment in associated companies	1	1
Goodwill	11,157,681	11,157,681
Plant and equipment, net	8,397,013	8,165,308
Intangible assets, net	1,230,591	1,197,300

TOTAL ASSETS	$35,126,115	$32,742,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,343,113	$3,509,165
Accrued liabilities and other payable	3,032,389	2,889,068
Customers deposits	18,909	18,280
Advance from a shareholder	426,938	337,658
Finance leases	135,772	132,763
Advance from a related company	5,449,242	5,527,978
Business and other taxes payable	1,094	1,141

Total current liabilities	$13,407,457	$12,416,053

TOTAL LIABILITIES	$13,407,457	$12,416,053

See accompanying notes to consolidated financial statements

ITEM 1.  FINANCIAL STATEMENTS.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec 31, 2010	June 30, 2010
	USD	USD
Minority interests	$1,087,493	$1,229,502

STOCKHOLDERS’ EQUITY

Preferred stock at $0.001 par value,
5,000,000 shares authorized,
Nil (2009:Nil) shares issued and outstanding	-	-

Common stock at $0.001 par value,
2,000,000,000 shares authorized, 664,031,873 shares issued and outstanding	703,407	664,032
Additional paid-in capital	57,012,681	54,050,181
Accumulated deficit	(37,868,114)	(36,120,023)
Accumulated other comprehensive income	783,191	502,912

	$20,631,165	$19,097,102

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,126,115	$32,742,657

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended Dec 31,
	2010	2009
	USD	USD
Net revenue	5,700,735	16,875
Cost of revenues	(4,910,131)	(6,063)
Gross profit	790,604	10,812
Costs and expenses:
Selling, general and administrative expenses	(1,402,931)	(914,050)
Impairment of goodwill	0	0
Exchange differences	(248,835)	(5,724)
Amortization of intangible assets	(4,692)	(2,689)
Total costs and expenses	(1,656,458)	(922,463)

Loss from operations	(865,854)	(911,651)
Interest income	486	394
Interest expenses	(136,222)	0
Bad debts recovery	16,521	0
Other income (loss), net	(7,638)	16,828
Loss before income taxes, minority interests
and equity in earnings of associated companies	(992,707)	(894,429)
Income taxes	0	0
Loss before minority interests and equity in
earnings of associated companies	(992,707)	(894,429)
Minority interests	14,116	84,813

Net loss	(978,591)	(809,616)

Net loss per common share-basic and diluted	(0.0015)	(0.0036)
Weighted average number of common shares outstanding-basic and diluted	673,447,634	222,338,938

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six months ended Dec 31,
	2010	2009
	USD	USD
Net revenue	10,293,327	21,067
Cost of revenues	(8,746,695)	(6,292)
Gross profit	1,546,632	14,775
Costs and expenses:
Selling, general and administrative expenses	(3,018,055)	(1,139,641)
Impairment of goodwill	0	0
Exchange differences	(285,485)	(6,123)
Amortization of intangible assets	(6,145)	(3,400)
Total costs and expenses	(3,309,685)	(1,149,164)

Loss from operations	(1,763,053)	(1,134,389)
Interest income	908	476
Interest expenses	(220,616)	0
Bad debts recovery	30,583	0
Other income (loss), net	33,446	(16,970)
Loss before income taxes, minority interests
and equity in earnings of associated companies	(1,918,732)	(1,150,883)
Income taxes	0	0
Loss before minority interests and equity in
earnings of associated companies	(1,918,732)	(1,150,883)
Minority interests	170,641	158,604

Net loss	(1,748,091)	(992,279)

Net loss per common share-basic and diluted	(0.0026)	(0.0046)
Weighted average number of common shares
outstanding-basic and diluted	673,447,634	218,060,406

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended Dec 31,
	2010	2009
	USD	USD
Cash flows from operating activities
Net loss	(1,748,091)	(992,279)
Amortization of intangible assets	2,940	3,401
Depreciation	366,670	29,988
Minority interest	(170,641)	321,617
Adjustments to reconcile net loss to net cash provided by operating activities:-
Accounts receivables	(683,837)	0
Inventories	61,038
Deposits, prepayments and other receivables	(1,143,905)	(1,529,598)
Accounts payable	731,608	0
Accrued liabilities	68,940	(13,109)
Customer deposits	158	1,655
Deferred revenue	0	225
Business taxes and government surcharges payable	(76)	23
Net cash generated from/(used in) operating activities	(2,515,196)	(2,178,077)
Cash flows from investing activities
Acquisition of plant and equipment	(388,677)	(5,276)
Acquisition of intangible assets	(2,424)
Short-term loan	13,079	0
Net cash used in investing activities	(378,022)	(5,276)
Cash flows from financing activities
Advances from related parties	137,216	0
Bank loan	(216,783)	0
Net proceeds from issuance of common stock	3,000,000	2,545,000
Net cash generated from/(used in) financing activities	2,920,433	2,545,000

Cash and cash equivalents
Net increase (decrease)	27,215	361,647
Accumulated other comprehensive loss	131,939	(39)
Balance at beginning of period	2,108,546	575,523
Balance at end of period	2,267,700	937,131

Supplemental cash flow information:
Interest received	908	0
Interest expenses	(220,616)	0

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SIX MONTHS ENDED DEC 31, 2010 AND 2009

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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2010, the results of operations for the three months ended December 31, 2010 and 2009, and the cash flows for the three months ended December 31, 2010 and 2009. The balance sheet as of June 30, 2010 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2010.

2.  NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the three months ended December 31, 2010 and 2008. Accordingly, basic and diluted earnings per share are the same for all periods presented.

3.  FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in Renminbi (“Rmb”), the currency of the People’s Republic of China (the “PRC”). The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb6.6118 to US$1.00. The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss.

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Rmb continuously appreciated to Rmb6.7813 for US$1 at June 30, 2010. And the Rmb further appreciated to Rmb6.6118 for US$1 at this quarter ended December 31, 2010.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

For the purposes of financial statements presentation, the United States dollars equivalents of the all numbers are translated at the rate of USD$1 to Rmb6.66118.

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

ASC 718 "Compensation - Stock Compensation" formerly SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights which may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

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

The Company did not have any stock options outstanding during the period ended December 31, 2010 (2009: Nil). Accordingly, no pro forma financial disclosure is provided herein.

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

In 2010, the FASB issued ASC Update ("ASU") No.2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805 "Business Combination" and ASC 810 "Consolidation". The adoption of this update did not have any material impact on the Company's financial statements.

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

On January 1, 1994, the PRC government introduced a single rate of exchange of Renminbi ("Rmb") against United States Dollar (“US$”) as quoted daily by the People’s Bank of China (the "Unified Exchange Rate"). On July 21, 2005, the Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure from the United States. The Peoples Bank of China also announced that the Renminbi would be pegged to a basket of foreign currencies, rather than being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. No representation is made that the Rmb amounts have been, or could be, converted into US dollars at that rate. This quotation of exchange rates does not imply free convertibility of Rmb to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

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

Intermost Limited, China Equity Platform Holding Group Limited and Leader Palace International Limited, the Company's subsidiaries incorporated under the International Business Companies Act of the British Virgin Islands, are exempted from payment of the British Virgin Islands income taxes.

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

8.  CONCENTRATION

The Company had entered into a joint venture agreement with other PRC investors on February 19, 2009 to spin off the subsidiaries and investments in operating equity exchange.  The PRC investors will form a new company to hold these subsidiaries and investments and seek an independent listing of the new company on a US exchange.  The name of the new company is China Equity Platform Holding Group Limited. When the spin off process is completed, the Company will get 53.4% –common stock of the newly formed company. The spin off process is still under processing and waiting for the approval from U.S. Securities and Exchange Commission. The subsidiary and associate companies will be spin off are listed as following:

ChinaE.com Technology (Shenzhen) Company Limited
ChinaE.com Investment Consultant (Shenzhen) Company Limited
ChinaE.com E-commerce Company Limited
Intermost Focus Advertising Company Limited
Shenzhen International Hi-Tech Property Right Exchange Centre
Hainan Special Economic Zone Property Rights Exchange Centre

9.  SEGMENT INFORMATION

The Company adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” in respect of its operating segments.  The Company currently operates in two principle business segments which are: E-Commerce solutions and Consulting. E-Commerce Solutions comprises revenue from web-site development contracts and maintenance contracts.  The Consulting segment comprises services rendered for provision of information on property exchange matters.

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered; as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc.   Segment information for the six months period ended December 31, 2010 is as follows:

(a)  Net revenues:

	Six Months Ended December 31, 2010
Net revenues by major categories	Rmb’000	US$’000
Sales of paper products	67,408	10,025
E-commerce solutions - website design and development	22	3
Consulting	1,779	265
	69,209	10,293

All net revenues were generated in PRC.

(b)  Net loss before equity in earnings of associated companies:

	Six Months Ended December 31, 2010
	Rmb’000	US$’000

Sales of paper products	(7,411)	(1,102)
E-commerce solutions - website design and development	(1,016)	(151)
Consulting	(1,333)	(198)
Corporate	(1,994)	(297)
	(11,754)	(1,748)

(c)  Assets:

	As of December 31, 2010
	Rmb’000	US$’000
Sales of paper products	130,089	19,675
E-commerce solutions - website design and development	11,412	1,726
Consulting	11,826	1,789
Corporate	80,972	11,936
	234,299	35,126

Substantially all of the Company's identifiable assets are located in the PRC.

(d)  Other items:

	Six Months Ended December 31, 2010
	Rmb’000	US$’000
Depreciation:
Sales of paper products	2,390	356
E-commerce solutions - website design and development	72	11
Corporate	3	0
	2,465	367

There was fixed expenditure for fixed assets $389K during the six months ended December 31, 2010.

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

On January 1, 1994, the PRC government introduced a single rate of exchange of Renminbi (“Rmb”) against United States Dollar ("US$") as quoted daily by the People's Bank of China (the “Unified Exchange Rate”). On July 21, 2005 Rmb was revalued from Rmb 8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Peoples Bank of China also announced that the Renminbi would be pegged to a basket of foreign currencies, rather than being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. No representation is made that the Rmb amounts have been, or could be, converted into US$ at that rate. This quotation of exchange rates does not imply free convertibility of Rmb to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

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

Inventories

Inventories consist of finished goods and raw materials, and are stated at the lower of cost or market value. Substantially all inventory costs are determined using the weighted average basis. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead. The management regularly evaluates the composition of its inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required.

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

Results of Operations - Three Months Ended December 31, 2010 and 2009

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the three months ended December 31, 2010 consisted primarily from ChinaE.com Tech and ChinaE.com Investment Consultants, which provide e-commerce solutions and consultancy services. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	3 months ended December 31
	2010	2010	2009	2009
	USD'000%		USD'000%
Sales of paper products	5,435	95%	-	-%
E-commerce solutions - website design and development	1	0%	13	74%
Consulting	265	5%	4	26%
	5,701	100%	17	100%

Total net revenues increased to $5,701K during the three months ended December 31, 2010, as compared to $17K during the three months ended December 31, 2009. The increase in total net revenues was primarily due to the revenue from the sales of paper products which was generated from the subsidiary, APT Paper Group Limited which was acquired in June 2010.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	3 months ended December 31
	2010	2010		2009	2009
	USD'000%			USD'000%
Direct materials	3,661	64%		-	-
Direct labor	512	10%		-	-
Manufacturing overhead	588	10%		-	-
Depreciation	76	1%		-	-
Others	73	1%		6	36%
	4,910	86	%-	6	36%

The increase in costs of revenues for the three months ended December 31, 2010 compared with 2009 was due to the acquisition of APT Paper Group Limited. Costs of revenues consist principally of the production cost of paper products for the three months ended December 31, 2010. The costs of revenues for the period consist of principally direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel employee benefits and office expenses.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	3 months ended December 31
	2010	2010	2009	2009
	USD'000%		USD'000%
Sales & Marketing salaries & commissions	310	5%	35	205%
Advertising & other sales & marketing expenses	211	4%	8	48%
Rentals	305	5%	35	207%
Administrative salaries	332	6%	115	681%
Consultancy fee	151	3%	645	3820%
Corporate overhead	94	2%	76	455%
	1,403	25%	914	5417%

The principal components of SG&A during the three months ended December 31, 2010 were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the three months ended December 31, 2010, SG&A expense increased by 54% to $1,403K, as compared to $914K for the three months ended December 31, 2009.

The increased in SG&A was mainly come from the newly acquired subsidiaries, APT Paper Group Limited and its subsidiaries.

Income Taxes

There was no income tax for both the three months ended December 31, 2010 and the three months ended December 31, 2009.

Minority Interest

Minority interests reflect the minority shareholders' proportionate interests in the net loss of the group operating losses of China Equity Platform Holding Group Limited.

Net Income (Loss)

The Company had net loss of $979K during the three months ended December 31, 2010, as compared to a net loss of $810K during the three months ended December 31, 2009.

Results of Operations - Six Months Ended December 31, 2010 and 2009

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the six months ended December 31, 2010 consisted primarily from ChinaE.com Tech and ChinaE.com Investment Consultants, which provide e-commerce solutions and consultancy services. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	6 months ended December 31
	2010	2010	2009	2009
	USD'000%		USD'000%
Sales of paper products	10,025	97%	-	-%
E-commerce solutions - website design and development	3	0%	13	62%
Consulting	265	3%	8	38%
	10,293	100%	21	100%

Total net revenues increased to $10,293K during the six months ended December 31, 2010, as compared to $21K during the six months ended December 31, 2009. The increase in total net revenues was primarily due to the revenue from the sales of paper products which was generated from the subsidiary, APT Paper Group Limited which was acquired in June 2010.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	6 months ended December 31
	2010	2010	2009	2009
	USD'000%		USD'000%
Direct materials	6,282	61%	-	-
Direct labor	760	7%	-	-
Manufacturing overhead	1,289	13%	-	-
Depreciation	341	3%	-	-
Others	75	1%	6	30%
	8,747	85%	6	30%

The increase in costs of revenues for the six months ended December 31, 2010 compared with 2009 was due to the acquisition of APT Paper Group Limited. Costs of revenues consist principally of the production cost of paper products for the six months ended December 31, 2010. The costs of revenues for the period consist of principally direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel employee benefits and office expenses.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	6 months ended December 31
	2010	2010	2009	2009
	USD'000%		USD'000%
Sales & Marketing salaries & commissions	470	5%	81	385%
Advertising & other sales & marketing expenses	381	4%	19	88%
Rentals	600	6%	70	331%
Administrative salaries	628	6%	187	887%
Consultancy fee	781	7%	658	3123%
Corporate overhead	158	1%	125	597%
	3,018	29%	1,140	5410%

The principal components of SG&A during the six months ended December 31, 2010 were rentals, administrative salaries, consulting fees, sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the six months ended December 31, 2010, SG&A expense increased by 165% to $3,018K, as compared to $1,140K for the six months ended December 31, 2009.
The increased of SG&A was mainly come from the newly acquired subsidiaries, APT Paper Group Limited and its subsidiaries.

Income Taxes

There was no income tax for both the six months ended December 31, 2010 and the six months ended December 31, 2009.

Minority Interest

Minority interests reflect the minority shareholders' proportionate interests in the net loss of the group operating losses of China Equity Platform Holding Group Limited.

Net Income (Loss)

The Company had net loss of $1,748K during the six months ended December 31, 2010, as compared to a net loss of $992K during the six months ended December 31, 2009.

Liquidity and Capital Resources – December 31, 2010

At December 31, 2010, the Company had cash and cash equivalents of $2,268K and net current liabilities of $17K, as compared to $937K of cash and cash equivalents and $3,171K of working capital at December 31, 2009.

Net cash used in operating activities was $2,515K and $2,178K for the six months ended December 31, 2010 and December 31, 2009 respectively.

Net cash used in investing activities was $378K and $5K for the six months ended December 31, 2010 and December 31, 2009 respectively, mainly consisting of an increase in additions of fixed assets.

Net cash generated from financing activities was $2,920K for six months ended December 31, 2010, was mainly the private placement of working capital of $3,000K from third parties. Net cash generated from financing activities was $2,545K for the six months ended December 31, 2009, was mainly the issuance of share capital for the payment of consultancy fee to Star Fair Ventures Corp.

The Company continues to evaluate various opportunities to improve the operating performance of the Company’s businesses and to invest in or acquire other types of businesses.

Principal Commitments

At December 31, 2010, the Company has operating lease agreements for office premises, which are expiring in June 2035. The Company does not have any material commitments for capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at December 31, 2010.

Subsequent Event

The Company had entered into a joint venture agreement with other PRC investors on February 19, 2009 to spin off the subsidiaries and investments in operating equity exchange.  The PRC investors will form a new company to hold these subsidiaries and investments and seek an independent listing of the new company on a US exchange.  The name of the new company is China Equity Platform Holding Group Limited. When the spin off process is completed, the Company will get 53.4% –common stock of the newly formed company. The spin off process is still under processing and waiting for the approval from U.S. Securities and Exchange Commission. The subsidiary and associate companies that will be spin off are listed as following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Instruction (e) of Item 305 of Regulation S-K, a smaller reporting company such as the Company is not required to provide the information required by Item 305 in response to this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.

Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We had no legal proceedings outstanding as at December 31, 2010.

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

Date: February 12, 2011		UNI CORE HOLDINGS CORPORATION

	By:	/s/ Chia Hsun Wu
Chia Hsun Wu
Chief Executive Officer

	By:	/s/ Thomas Lee
Thomas Lee
Chief Financial Officer