Form 10-Q
period 2011-03-31
UNI CORE HOLDINGS CORP
filed 2011-05-13
CIK 1088312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 707,406,873 shares of common stock as of May 9, 2011.

ITEM 1.  FINANCIAL STATEMENTS.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	June 30, 2010
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$1,608,950	$2,108,546
Accounts receivable, net	4,705,035	4,496,210
Deposits, prepayment and other receivables	3,191,937	1,582,148
Amount due from related company	0	413,929
Other loan receivables	228,213	236,292
Inventory	3,169,441	2,435,369

Total current assets	$12,903,576	$11,272,494
Unlisted investment	949,873	949,873
Investment in associated companies	1	1
Goodwill	11,157,681	11,157,681
Plant and equipment, net	8,442,344	8,165,308
Intangible assets, net	1,224,470	1,197,300

TOTAL ASSETS	$34,677,945	$32,742,657

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,535,632	$3,509,165
Accrued liabilities and other payable	2,441,631	2,889,068
Customers deposits	20,041	18,280
Advance from a shareholder	663,700	337,658
Finance leases	136,842	132,763
Short term loan	5,951,548	5,527,978
Business and other taxes payable	732	1,141

Total current liabilities	$13,750,126	$12,416,053

TOTAL LIABILITIES	$13,750,126	$12,416,053

See accompanying notes to consolidated financial statements

ITEM 1.  FINANCIAL STATEMENTS.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	June 30, 2010
	USD	USD
Minority interests	$1,011,735	$1,229,502

STOCKHOLDERS’ EQUITY

Preferred stock at $0.001 par value,
5,000,000 shares authorized,
Nil (2010:Nil) shares issued and outstanding	-	-

Common stock at $0.001 par value,
2,000,000,000 shares authorized, 707,406,873 shares and 664,031,873 issued and outstanding as at March 31, 2011 and June 30, 2010 respectively	707,407	664,032
Additional paid-in capital	57,408,681	54,050,181
Accumulated deficit	(38,833,797)	(36,120,023)
Accumulated other comprehensive income	633,793	502,912

	$19,916,084	$19,097,102

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$34,677,945	$32,742,657

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
	2011	2010
	USD	USD
Net revenue	4,586,333	47,888
Cost of revenues	(4,214,552)	(2,437)
Gross profit	371,781	45,451
Costs and expenses:
Selling, general and administrative expenses	(955,390)	(877,790)
Impairment of goodwill	0	0
Exchange differences	292,605	(147)
Amortization of intangible assets	(3,004)	(1,700)
Total costs and expenses	(665,789)	(879,637)

Loss from operations	(294,008)	(834,186)
Interest income	15,077	204
Interest expenses	(333,858)	0
Bad debts recovery	20,257	0
Other income (loss), net	(56,132)	41,744
Loss before income taxes, minority interests and equity in earnings of associated companies	(648,664)	(792,238)
Income taxes	0	0
Loss before minority interests and equity in earnings of associated companies	(648,664)	(792,238)
Minority interests	84,301	43,648

Net loss	(564,363)	(748,590)

Net loss per common share-basic and diluted	(0.0008)	(0.0029)
Weighted average number of common shares outstanding-basic and diluted	684,324,756	256,721,654

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine months ended March 31,
	2011	2010
	USD	USD
Net revenue	14,879,660	68,955
Cost of revenues	(13,362,567)	(8,729)
Gross profit	1,517,093	60,226
Costs and expenses:
Selling, general and administrative expenses	(3,973,445)	(2,017,431)
Impairment of goodwill	0	0
Exchange differences	7,120	(6,270)
Amortization of intangible assets	(9,149)	(5,100)
Total costs and expenses	(3,975,474)	(2,028,801)

Loss from operations	(2,458,381)	(1,968,575)
Interest income	15,985	680
Interest expenses	(554,474)	0
Bad debts recovery	50,840	0
Other income (loss), net	(22,686)	24,774
Loss before income taxes, minority interests and equity in earnings of associated companies	(2,968,716)	(1,943,121)
Income taxes	0	0
Loss before minority interests and equity in earnings of associated companies	(2,968,716)	(1,943,121)
Minority interests	254,942	202,252

Net loss	(2,713,774)	(1,740,869)

Net loss per common share-basic and diluted	(0.0040)	(0.0069)
Weighted average number of common shares outstanding-basic and diluted	684,324,756	253,343,004

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended March 31,
	2011	2010
	USD	USD
Cash flows from operating activities
Net loss	(2,713,774)	(1,740,869)
Amortization of intangible assets	2,964	5,103
Depreciation	625,005	45,147
Minority interest	(254,942)	278,067
Adjustments to reconcile net loss to net cash provided by operating activities:-
Accounts receivables	(56,272)	0
Inventories	(641,183)
Deposits, prepayments and other receivables	(1,530,726)	(983,785)
Accounts payable	893,138	0
Accrued liabilities	(535,009)	(56,770)
Customer deposits	1,126	13,510
Deferred revenue	0	29
Business taxes and government surcharges payable	(440)	99
Net cash generated from/(used in) operating activities	(4,210,113)	(2,439,469)
Cash flows from investing activities
Acquisition of plant and equipment	(626,687)	(5,278)
Acquisition of intangible assets	(2,443)	(5,500,000)
Short-term loan	15,782	1,128
Net cash used in investing activities	(613,348)	(5,504,150)
Cash flows from financing activities
Advances from related parties	730,275	0
Bank loan	233,253	0
Net proceeds from issuance of common stock	3,000,000	8,045,000
Net cash generated from/(used in) financing activities	3,963,528	8,045,000

Cash and cash equivalents
Net increase (decrease)	(859,933)	101,381
Accumulated other comprehensive loss	360,337	(261)
Balance at beginning of period	2,108,546	575,523
Balance at end of period	1,608,950	676,643

Supplemental cash flow information:
Interest received	15,985	0
Interest expenses	(554,474)	0
The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NINE MONTHS ENDED MARCH 31, 2011 AND 2010

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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2011, the results of operations for the three months ended March 31, 2011 and 2010, and the cash flows for the nine months ended March 31, 2011 and 2010. The balance sheet as of June 30, 2010 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2010.

2.  NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the three months ended March 31, 2011 and 2010. Accordingly, basic and diluted earnings per share are the same for all periods presented.

3.  FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in Renminbi (“Rmb”), the currency of the People’s Republic of China (the “PRC”). The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb6.5601 to US$1.00. The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss.  For further information, refer to the Note 6.

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure from the United States. The Rmb continuously appreciated to Rmb6.7813 for US$1 at June 30, 2010. And the Rmb further appreciated to Rmb6.5601 or US$1 at this quarter ended March 31, 2011.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

For the purposes of financial statements presentation, the United States dollars equivalents of the all numbers are translated at the rate of USD$1 to Rmb6.5601.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity -Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair market value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

In accordance with ASC 718, the cost of stock options and warrants issued to non-employees is measured at the grant date based on the fair market value of the award. The fair market value of the stock-based award is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

Stock options issued to non-employee directors at fair market value will be accounted for under the intrinsic value method.

The Company did not have any stock options outstanding during the period ended March 31, 2011 (2009: Nil). Accordingly, no pro forma financial disclosure is provided herein.

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

On January 1, 1994, the PRC government introduced a single rate of exchange of Renminbi ("Rmb") against United States Dollar (“US$”) as quoted daily by the People’s Bank of China (the "Unified Exchange Rate"). On July 21, 2005, the Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure from the United States. The Peoples Bank of China also announced that the Renminbi would be pegged to a basket of foreign currencies, rather than being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. No representation is made that the Rmb amounts have been, or could be, converted into US dollars at that rate. This quotation of exchange rates does not imply free convertibility of Rmb to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.  For further information, refer to the Note 3.

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

See generally the caption “Overview” under Item 2 and the sub captions “Risks Associated with Doing Business in China” and “Certain Factors Affecting Operating Results” under the caption “Overview.

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

8.  CONCENTRATION

The Company had entered into a joint venture agreement with other PRC investors on February 19, 2009 to spin off the subsidiaries and investments in operating equity exchange.  The PRC investors will form a new company to hold these subsidiaries and investments and seek an independent listing of the new company on a US exchange.  The name of the new company is China Equity Platform Holding Group Limited. When the spin off process is completed, the Company will get 53.4% –common stock of the newly formed company. The spin off process is still under processing and waiting for the approval from U.S. Securities and Exchange Commission. The subsidiary and associate companies will be spun off are listed as following:

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

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered; as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc.  Segment information for the nine months period ended March 31, 2011 is as follows:

(a)	Net revenues:

	Nine Months Ended March 31, 2011
Net revenues by major categories	Rmb’000	US$’000
Sales of paper products	96,882	14,524
E-commerce solutions
- website design and development	51	8
Consulting	2,319	348
	99,252	14,880

All net revenues were generated in PRC.

(b)	Net loss before equity in earnings of associated companies:

	Nine Months Ended March 31, 2011
	Rmb’000	US$’000

Sales of paper products	(12,399)	(1,859)
E-commerce solutions
- website design and development	(1,618)	(243)
Consulting	(1,880)	(282)
Corporate	(2,205)	(330)
	(18,102)	(2,714)

(c)	Assets:

	As of March 31, 2011
	Rmb’000	US$’000
Sales of paper products	124,993	19,054
E-commerce solutions
- website design and development	8,518	1,298
Consulting	11,012	1,679
Corporate	85,646	12,647
	230,169	34,678

Substantially all of the Company's identifiable assets are located in the PRC.

(d)	Other items:

	Nine Months Ended March 31, 2011
	Rmb’000	US$’000
Depreciation:
Sales of paper products	3,842	576
E-commerce solutions
- website design and development	302	45
Corporate	25	4
	4,169	625

There was fixed expenditure for fixed assets $626,687 during the nine months ended March 31, 2011.

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

Results of Operations - Three Months Ended March 31, 2011 and 2010

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the three months ended March 31, 2011 derived principally from sales of paper products of APT Paper Group Limited and e-commerce solutions & consultancy services provided by ChinaE.com Tech and ChinaE.com Investment Consultants. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	3 months ended March 31
	2011	2011	2010	2010
	USD'000%		USD'000%
Sales of paper products	4,499	98%	-	-%
E-commerce solutions
- website design and development	4	0%	3	5%
Consulting	83	2%	45	95%
	4,586	100%	48	100%

Total net revenues increased to $4,586K during the three months ended March 31, 2011, as compared to $48K during the three months ended March 31, 2010. The increase in total net revenues was primarily due to the revenue from the sales of paper products which was generated from the subsidiary, APT Paper Group Limited which was acquired in June 2010.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	3 months ended March 31
	2011	2011	2010	2010
	USD'000%		USD'000%
Direct materials	3,678	80%	-	-
Direct labor	122	3%	-	-
Manufacturing overhead	206	4%	-	-
Depreciation	178	4%	-	-
Others	31	1%	2	5%
	4,215	92%	2	5%

The increase in costs of revenues for the three months ended March 31, 2011 compared with 2010 was due to the acquisition of APT Paper Group Limited. Costs of revenues consist principally of the production cost of paper products for the three months ended March 31, 2011. The costs of revenues for the period consist of principally direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel, employee benefits and office expenses.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	3 months ended March 31
	2011	2011	2010	2010
	USD'000%		USD'000%
Sales & Marketing salaries & commissions	150	3%	29	61%
Advertising & other sales & marketing expenses	280	6%	13	26%
Rentals	300	7%	36	75
Administrative salaries	162	4%	80	167%
Consultancy fee	0	-	634	1325%
Corporate overhead	63	1%	86	179%
	955	21%	878	1833%

The principal components of SG&A during the three months ended March 31, 2011 were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the three months ended March 31, 2011, SG&A expense increased by 9% to $955K, as compared to $878K for the three months ended March 31, 2010.

The increased in SG&A was mainly come from the newly acquired subsidiaries, APT Paper Group Limited and its subsidiaries.

Income Taxes

There was no income tax for both the three months ended March 31, 2011 and the three months ended March 31, 2010.

Minority Interest

Minority interests reflect the minority shareholders' proportionate interests in the net loss of the group operating losses of China Equity Platform Holding Group Limited.

Net Income (Loss)

The Company had net loss of $564K during the three months ended March 31, 2011, as compared to a net loss of $749K during the three months ended March 31, 2010.

Results of Operations - Nine Months Ended March 31, 2011 and 2010

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the nine months ended March 31, 2011 derived principally from sales of paper products of APT Paper Group Limited and e-commerce solutions & consultancy services provided by ChinaE.com Tech and ChinaE.com Investment Consultants. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	9 months ended March 31
	2011	2011	2010	2010
	USD'000%		USD'000%
Sales of paper products	14,524	98%	-	-%
E-commerce solutions
- website design and development	8	0%	16	22%
Consulting	348	2%	53	78%
	14,880	100%	69	100%

Total net revenues increased to $14,880K during the nine months ended March 31, 2011, as compared to $69K during the nine months ended March 31, 2010. The increase in total net revenues was primarily due to the revenue from the sales of paper products which was generated from the subsidiary, APT Paper Group Limited which was acquired in June 2010.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	9 months ended March 31
	2011	2011	2010	2010
	USD'000%		USD'000%
Direct materials	10,362	70%	-	-
Direct labor	882	6%	-	-
Manufacturing overhead	1,495	10%	-	-
Depreciation	519	3%	-	-
Others	105	1%	9	13%
	13,363	90%	9	13%

The increase in costs of revenues for the nine months ended March 31, 2011 compared with 2010 was due to the acquisition of APT Paper Group Limited. Costs of revenues consist principally of the production cost of paper products for the nine months ended March 31, 2011. The costs of revenues for the period consist of principally direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel employee benefits and office expenses.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	9 months ended March 31
	2011	2011	2010	2010
	USD'000%		USD'000%
Sales & Marketing salaries & commissions	520	4%	110	160%
Advertising & other sales & marketing expenses	762	5%	31	45%
Rentals	900	6%	106	152%
Administrative salaries	790	5%	267	387%
Consultancy fee	452	3%	1,292	1874%
Corporate overhead	549	4%	211	307%
	3,973	27%	2,017	2925%

The principal components of SG&A during the nine months ended March 31, 2011 were rentals, administrative salaries, consulting fees, sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the nine months ended March 31, 2011, SG&A expense increased by 97% to $3,973K, as compared to $2,017K for the nine months ended March 31, 2010.

The increase in SG&A was mainly come from the newly acquired subsidiaries, APT Paper Group Limited and its subsidiaries.

Income Taxes

There was no income tax for both the nine months ended March 31, 2011 and the nine months ended March 31, 2010.

Minority Interest

Minority interests reflect the minority shareholders' proportionate interests in the net loss of the group operating losses of China Equity Platform Holding Group Limited.

Net Income (Loss)

The Company had net loss of $2,713,000 during the nine months ended March 31, 2011, as compared to a net loss of $1,741,000 during the nine months ended March 31, 2010.

Liquidity and Capital Resources – March 31, 2011

At March 31, 2011, the Company had cash and cash equivalents of $1,609K and net current liabilities of $847K, as compared to $677K of cash and cash equivalents and $2,396K of working capital at March 31, 2010.

Net cash used in operating activities was $4,210K and $2,439K for the nine months ended March 31, 2011 and March 31, 2010 respectively.

Net cash used in investing activities was $613K for the nine months ended March 31, 2011, mainly consisting of an increase in additions of fixed assets. Net cash used in investing activities was $5,504K for the nine months ended March 31, 2010 respectively, mainly consisting of and $5,500K for the deposit of acquisition of APT Paper Group Limited for the period ended March 31, 2010.

Net cash generated from financing activities was $3,964K for nine months ended March 31, 2011, mainly the private placement of working capital of $3,000K from third parties. Net cash generated from financing activities was $8,045K for the nine months ended March 31, 2010, mainly the issuance of share capital for the payment of consultancy fee to Star Fair Ventures Corp. and the consideration of deposit of acquisition of APT Paper Group Limited.

The Company continues to evaluate various opportunities to improve the operating performance of the Company’s businesses and to invest in or acquire other types of businesses.

Principal Commitments

At March 31, 2011, the Company has operating lease agreements for office premises, which are expiring in June 2035. The Company does not have any material commitments for capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at March 31, 2011.

Subsequent Event

The Company had entered into a joint venture agreement with other PRC investors on February 19, 2009 to spin off the subsidiaries and investments in operating equity exchange.  The PRC investors will form a new company to hold these subsidiaries and investments and seek an independent listing of the new company on a US exchange.  The name of the new company is China Equity Platform Holding Group Limited. When the spin off process is completed, the Company will get 53.4% –common stock of the newly formed company. The spin off process is still under processing and waiting for the approval from U.S. Securities and Exchange Commission. The subsidiary and associate companies that will be spun off are listed as following:

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

We may rely on patent protection, as well as trademark and copyright law, trade secret protection and confidentiality agreements with our employees and others to protect our intellectual property.  Despite our precaution, unauthorized third parties may copy our products and services or reverse engineer or obtain and use information that we regard as proprietary.  We have filed eleven patent applications with the United States Patent and Trademark Office and intend to file more.  Six patents have been granted; however, we do not know if the remaining applications will be granted or whether we will be successful in prosecuting any future patents.  In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States.  Our means of protecting our proprietary rights may not be adequate and third parties may infringe or misappropriate our patents, copyrights, trademarks and similar proprietary rights.  If we fail to protect our intellectual property and proprietary rights, our business, financial condition and results of operations would suffer.  We believe that we do not infringe upon the proprietary rights of any third party, and no third party has asserted an infringement claim against us.  It is possible, however, that such a claim might be asserted successfully against us in the future.  We may be forced to suspend our operations or pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, all of which would materially adversely affect our business.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2011.

Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We had no legal proceedings outstanding as at March 31, 2011.

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

Date: May 13, 2011	UNI CORE HOLDINGS CORPORATION

	By:	/s/ Chia Hsun Wu.
Chia Hsun Wu
Chief Executive Officer

	By:	/s/ Thomas Lee.
Thomas Lee
Chief Financial Officer