Form 10-K
period 2011-06-30
UNI CORE HOLDINGS CORP
filed 2011-10-13
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to __________________
 Commission File Number 0-30430

Uni Core Holdings Corporation

(Formerly known as “Intermost Corporation”)

(Exact name of registrant as specified in its charter)
Wyoming	87-0418721
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 2602, Bank of America Tower, 12 Harcourt Road, Central, Hong Kong
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
Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of September 19, 2011, the aggregate value of voting and non-voting common equity held by non-affiliates was $72,862,908.

TABLE OF CONTENTS

		Page

PART I

ITEM 1.	BUSINESS	5
ITEM 1A.	RISK FACTORS	11
ITEM 1B.	UNRESOLVED STAFF COMMENTS	14
ITEM 2.	PROPERTY	15
ITEM 3.	LEGAL PROCEEDINGS	15
ITEM 4.	(REMOVED AND RESERVED)	15

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	16
ITEM 6.	SELECTED FINANCIAL DATA	17
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	23
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	23
ITEM 9A.	CONTROLS AND PROCEDURES	23
ITEM 9B.	OTHER INFORMATION	24

PART III

ITEM10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	23
ITEM 11.	EXECUTIVE COMPENSATION	25
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	27
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	28

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	38

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	29

SIGNATURES AND EXHIBITS		70

Note Regarding Forward Looking Statements

 This Annual Report on Form 10-K and any information incorporated herein by reference contains “forward-looking statements.”  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and involve a number of risks and uncertainties, as well as assumptions that, if they were to materialize or if they prove incorrect, would likely cause our results to differ materially from those expressed or implied by such forward-looking statements.  Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

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

Forward-looking statements include, but are not limited to, statements under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other captions in this Annual Report.  You should be aware that the occurrence of any of the events or risk factors discussed under the heading “Risk Factors” and elsewhere in this Annual Report could substantially harm our business, results of operations and financial condition.  If any of these events occur, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this Annual Report are intended to be applicable to all related forward-looking statements wherever they may appear in this Annual Report.  We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We disclaim any intention to update these statements.

Information on Currency Translation

All amounts in this Annual Report are in Renminbi (“Rmb”) unless indicated to be in United States Dollars (“$” or “US$”). Our sales are principally in Rmb. The translation of Rmb amounts into US dollars are for reference purposes only and have been made at the exchange rate of Rmb6.4635 for US$1.  The People’s Bank of China sets and publishes daily a base exchange rate with reference primarily to the supply and demand of/for Rmb against the US dollar in the market during the prior day.  The People’s Bank of China also takes into account other factors such as the general conditions existing in the international foreign exchange markets.  Although Chinese governmental policies were introduced in 1996 to reduce restrictions on the convertibility of Rmb into foreign currency for current amount items, conversion of Rmb into any other currency for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration for Foreign Exchange.  Rmb which had been tightly pegged at Rmb8.28 for US$1 for the previous decade, was revalued on July 21, 2005 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure from the United States.  The Peoples Bank of China also announced that the Rmb would be pegged to a basket of foreign currencies, rather than being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble.  The translation of Rmb amounts in this Annual Report on Form 10-K is not a representation that the Rmb amounts could actually be converted into US dollars at that rate or at any other rate on that date or on any other date.

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

From the date of incorporation through October 1998, the Company’s operations were limited to efforts to identify and acquire or merge with, one or more operating businesses.  In October 1998, the Company acquired all of the issued shares of Intermost Limited, a British Virgin Islands Company (“IML”), by issuing to the then shareholders of IML a total of 4,970,000 shares of the Company’s common stock, par value $0.001 per share (the “Merger”).  Following the Merger, (i) IML became a wholly-owned subsidiary of the Company, (ii) the shareholders of IML held 58.7% of all issued and outstanding shares of the Company, (iii) the Company changed its name to Intermost Corporation, (iv) the Company terminated all its prior business activities and adopted IML’s business plan, and (v) all officers and directors of the Company resigned and were replaced by officers and directors of IML.

In February 2003, the Company reincorporated (changed its domicile) from Utah to the State of Wyoming.

IML was incorporated in January 1998 to develop a Chinese-language Internet business portal and to render services in connection therewith in the People’s Republic of China (“China”).  During the period following the Merger, in an effort to implement this business plan, the Company entered into agreements with and completed acquisitions of, some businesses that provided or supported Internet services.  The Company also endeavored to develop its own Internet services businesses, including e-commerce business solutions.  However, the global decline in the demand for Internet services after mid-2000, which resulted in a significant economic slowdown that affected many of the companies with which we do business, materially undermined the effectiveness of our efforts.  While we continued (and still continue) to offer web design and hosting services to customers in China through our subsidiary, ChinaE.com Information Technology Ltd. (“ChinaE”), we also began to look for ways to diversify or expand our business.

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

In May 2003, the Company’s wholly owned subsidiary, IMOT Information Technology (Shenzhen) Ltd. (“IMOT Technology”), received approval from the governments of Shenzhen and Shanghai for its proposed acquisition of 51% of the issued and outstanding shares of Shanghai Newray Photographic Equipment Co., Ltd. (“Shanghai Newray”) from Shanghai Newray Business Development Co., Ltd. (“Shanghai Newray Business”), the owner of 75.5% of the issued and outstanding capital stock of Shanghai Newray.  Shanghai Newray is located in Shanghai and is engaged in the sale of digital photographic equipment.  Approval of the governments of Shenzhen and Shanghai was required to complete the acquisition, which was memorialized in a Shareholding Transfer Agreement entered into on May 23, 2003 between IMOT Technology and Shanghai Newray Business.

Pursuant to the Shareholding Transfer Agreement, IMOT Technology paid Shanghai Newray Business Rmb200,000 (approximately $24,000) in cash to reimburse Shanghai Newray Business for certain expenses related to the acquisition and agreed to transfer to Shanghai Newray Business 4 million shares of the Company’s restricted common stock.  The cash used to reimburse Shanghai Newray Business for its expenses was paid with the Company’s funds.

On October 3, 2003 IMOT Technology entered into an agreement for the acquisition of 25% of the issued and outstanding shares of Shanghai Fortune Venture Limited (“Shanghai Fortune”) from certain shareholders of Shanghai Fortune.  Shanghai Fortune has the right to operate equity exchange transactions in Shanghai, and through its investment in Xi’an Assets and Equity Exchange, operate an equity exchange in Xi’an. In China, equity, including intellectual property rights, may be listed on and transferred through such exchanges.  The share transfer was approved by the government of Shanghai on April 12, 2004.  The consideration for this acquisition was Rmb600,000 (approximately $72,464) in cash plus 10 million shares of our restricted common stock.  The value of the common stock was determined to be $0.24 per share, based upon the average of the closing prices for the 10-day period from September 22, 2003 to October 1, 2003.  The shares were issued on April 14, 2004.

On May 23, 2006, UCHC signed an agreement to sell the 25% shareholding investment in Shanghai Fortune to Mr. Li Laohu.  The net asset value of Shanghai Fortune as of December 31, 2005, the latest audited financial statements date, was Rmb21,957,791.  The consideration received by UCHC for the sale of the 25% shareholding was agreed at redemption of 6.5 million shares of restricted common stock of UCHC with a value of US$0.18 per share, which was the closing price of UCHC share of common stock as of May 23, 2006, held and transferred by Mr. Li Laohu, Mr. Li Xiaoqin and Ms. Huang Xiujuan.

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

As a result of the merger of the STE, although Shanghai Fortune continues to maintain its membership, it is currently still unclear how the NSB and the YRDE will conduct business going forward, and how Shanghai Fortune will participate in the equity exchange markets following the issuance of final regulations by the local PRC government.  Due to the uncertainty of the content and timing of governmental regulations, UCHC entered into the May 23, 2006 agreement for the sale of its interest in Shanghai Fortune for $1.17 million

On August 10, 2004, we purchased 51% of the issued and outstanding shares of Golden Anke Technology Ltd. (“Golden Anke”) from two of its shareholders, Tu Guoshen and Li Zhiquan, for UCHC Technology for $3.24 million, payable by issuance of 12 million shares of our common stock.  The value of our common stock was determined by applying a 20% discount to the average closing price during the period from January 20 to March 19, 2004.

On or about February 15, 2007 we sold approximately two percent (2%) of the outstanding shares in Golden Anke to an unaffiliated minority stockholder so that this minority stockholder could seek an independent listing of Golden Anke on a UK exchange, thus reducing our ownership from approximately 51% to approximately 49%.  We recently discovered that Golden Anke is no longer seeking a public listing and negotiated an exit settlement under which it will buy back our 49% ownership interest for US$1 million.  To date we have collected $200,000 of this amount.

In September 2, 2004, IML incorporated a 100% owned subsidiary, ChinaE.com Technology (Shenzhen) Ltd. (“ChinaE Tech”), to take over the business of ChinaE to provide and support Internet services including, but not limited to, web-hosting, web design, domain name registration and software development.

On December 8, 2004, IMOT Technology entered into an agreement for the acquisition of 15% of the issued and outstanding shares of Shenzhen International Hi-Tech Exchange (“Hi-Tech Exchange”) from Shenzhen Merchant Technology Investment Co., Ltd.  Hi-Tech Exchange is an enterprise authorized by the People’s Republic of China’s government to carry out business in the transfer of hi-tech property rights and corporate equity interests.  The share transfer was approved by the government of Shenzhen on February 25, 2005.  The consideration for this acquisition was 2,470,355 shares of our common stock.  The value of the common stock was determined to be $0.22 per share based upon the average of the closing prices for the period from October 18, 2004 to November 18, 2004.  The shares were issued on February 28, 2005.  Subsequently, on December 8, 2006, we redeemed all of these 2,470,355 shares for an aggregate redemption price of US$805,214.75.

On January 6, 2005, all necessary government approvals were obtained to complete the transfer of 80% of the issued and outstanding shares of Hainan Concord Financial Products Development Co., Ltd. (“Hainan Concord”) from Guangzhou Ditai Communication Co., Ltd. and Zhai Xiya to IMOT Technology.  Pursuant to the Share Transfer Agreement signed on December 11, 2004 the purchase price paid for the stock was $917,874.  On January 12, 2005 we issued to the selling shareholders 5 million shares of our restricted common stock, in full payment of the purchase price.  The value of our common stock was determined by applying a 15% discount to the average closing price for the 10 day trading period from November 16, 2004 to November 30, 2004.  Hainan Concord’s principal business is to issue and manage multi-functional membership cards for the people who participate in private equity exchange in Hainan.  Hainan Concord also provides financial institutions with research and development services for their financial products and instruments.

On October 19, 2005, all necessary government approvals were obtained to complete the transfer of 21% of the issued and outstanding shares of Hainan Special Economic Zone Equity Exchange Center (the “Exchange Center”) from Hainan Concord Investment Holding Co., Ltd. and Guangzhou Keensheng Science and Technology Development Co., Ltd. Pursuant to the Stock Exchange Agreement, the Company issued to the Exchange Center Stockholders 5 million shares of the Company’s common stock having a value of RMB8,799,350 (approximately US$1,085,000).  The consideration for the transaction was agreed to after arm’s-length negotiations between the unrelated parties.  On October 19, 2005, we issued to the selling shareholders 5 million shares of our common stock in full payment of the purchase price.

On July 13, 2006, IML incorporated a 100% owned subsidiary, Leader Palace International Ltd. (“LPI”), to explore businesses in Taiwan region.  LPI started to negotiate an investment in touch panel manufacturing and such negotiations are still ongoing.

On December 15, 2009, the Company entered into five sale and purchase agreements with the shareholders of APT Paper Group Limited (“APT”) to purchase all shares of APT at a consideration of not less than US$22,000,000 which will be paid by way of the Company shares fixed at the share price of US$0,05. The acquisition of APT was completed on May 31, 2010 and the Company has aggregately issued 440 million Company shares on Jun 1, 2010 for exchange as consideration for the APT shares. The business of APT is manufacturing paper packaging products. After the acquisition, the Company controls the new combined companies and the Company’s original senior management team remained on the same original position oversight of the operation of the entire group of companies.

Management is continuing its efforts to identify and explore acquisition, merger and development opportunities.

Products and Services

Internet, Electronic Equity Platform and Business Consulting Services

Through China Equity Platform Holding Group Limited (“CEPHGL”), our subsidiary, we offer web design, web hosting, domain name registration, software development and office automation software and online or electronic platforms services to our clients.  We operate within what is commonly referred to as the “business-to-business” segment of the Internet market, where products and services are offered principally to businesses, as compared to the “business-to-consumer” segment of the Internet services market, where products and services are offered to consumers directly.

We also conduct business consulting services and advisory services to Chinese SMEs seeking fundraising through CEPHGL. Relying on our established relationship with regional private equity exchanges, we can access the tens of thousands of SMEs registered therein and develop our own clients among them. The business consulting business complements our electronic equity services platform business by building up relationships with SMEs. Our services include business and strategy planning, business restructuring, corporate financing, M&A advisory, personnel arrangement, investment relationship, etc. Generally, we assist SMEs to streamline their operations, reduce costs and improve management and we draw revenue in the form of consulting fees.

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

Through our 9% investment in Shenzhen United Property And Share Rights Exchange (Formerly known as Hi-Tech Exchange) and 12.6% investment in Exchange Center, we have further expanded our investment in Shenzhen and Hainan, China.  Shenzhen Exchange and Exchange Center are authorized by the government of China to engage in the business of transferring equity and corporate equity interests in Shenzhen and Hainan.

At this time the various equity exchanges in China work, for the most part, independently of one another.  We believe that this is inefficient.  We are in the process of using our software technology to develop, and we hope to eventually implement, an electronic information and trading platform for equity exchanges that will enable the flow of information regarding rights transfers, as well as payments, among the different equity exchanges in China, including those owned and operated by Shenzhen Exchange and Exchange Center.

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

Our subsidiary, APT entered into the business at the very early stage of the industry when honeycomb paper products were still an unknown industry to most of the paper products companies.  APT highly promoted the products and became the industry leader in the Pearl River Delta Region having a significant market share.

Competition

Internet, Electronic Equity Platform and Business Consulting Services

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

In January 2010, Google, our major competitor, allegedly fell prey to a cyber attack from hackers believed to be working for the Chinese government.  In March 2010, Google announced that it would be shutting down its China-based site and redirecting Chinese users to its uncensored Hong Kong site.  The incident demonstrated the need for self-censorship in China.

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

Paper Products

Due to increased global awareness of environmental protection in recent years, the demand for honeycomb paper products continues to increase.  It therefore attracts many speculators to invest in this high potential industry, most of which are smaller processing plants with a much smaller cost base than us and, therefore, enjoy a very big advantage in lower product costs.

Regulation

Since we operate principally through our subsidiaries in China, we are subject to and affected by the many laws, regulations, administrative determinations, court decisions and similar constraints that apply to business operations located in China.

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

Employees

As of June 30, 2011, we employed 675 full-time employees consisting of 15 management executives and 243 administrative & clerical staff and 417 direct labor.  None of our employees is member of any labor union, and we have never experienced any business interruption as a result of any labor disputes.  We do not provide any special benefit or incentive programs for our employees.  We believe that we enjoy good relations with all of our employees.

ITEM 1A.	RISK FACTORS

In addition to other information in this Annual Report, including the risk factors presented in our Management’s Discussion and Analysis elsewhere herein, the following risk factors should be carefully considered in evaluating our business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control.  The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition.  As a result of the risk factors set forth below and elsewhere in this Annual Report, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

We face significant risks, and the risks described below may not be the only risks we face.  Additional risks that we do not know of or that we currently consider immaterial may also impair our business operations.  If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition or results of operations could be harmed and the trading price of our common stock could decline.

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

Our product and services are complex and may at times contain errors, defects and “bugs.”  If we deliver products with errors, defects or bugs, our credibility and the market acceptance and sales of our products would be harmed.  Further, if our products contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate such problems.  We may agree to indemnify our customers in some circumstances against liability arising from defects in our products. Defects could also lead to liability, and, as a result of product liability lawsuits against us or against our customers. We carry product and information liability and errors and omissions insurance, but in the event that we are required to defend more than a few such actions, or in the event that we are found liable in connection with such an action, our business and operations may be severely and materially adversely affected.

We compete with large companies.

We operate in a highly competitive industry.  Although we believe that some of our technology is unique, can be protected, and, if adopted, will confer benefits that will be otherwise unavailable for some time, we face very large competitors with greater resources which may adopt various strategies to block or slow our market penetration, thereby straining our more limited resources.  We are aware of efforts by competitors to introduce doubt about our financial stability as we compete to make sales and win customers and business.  Large competitors may also seek to hinder our operations through attempts to recruit key staff with exceptionally attractive terms of employment, including signing bonuses, or by the offer of highly competitive terms to potential or newly acquired customers.

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

We may rely on patent protection, as well as trademark and copyright law, trade secret protection and confidentiality agreements with our employees and others to protect our intellectual property.  Despite our precaution, unauthorized third parties may copy our products and services or reverse engineer or obtain and use information that we regard as proprietary.  We have filed eleven patent applications with the United States Patent and Trademark Office and intend to file more.  Six patents have been granted; however, we do not know if the remaining applications will be granted or whether we will be successful in prosecuting any future patents.  In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.  Our means of protecting our proprietary rights may not be adequate and third parties may infringe or misappropriate our patents, copyrights, trademarks and similar proprietary rights.  If we fail to protect our intellectual property and proprietary rights, our business, financial condition and results of operations would suffer.  We believe that we do not infringe upon the proprietary rights of any third party, and no third party has asserted an infringement claim against us.  It is possible, however, that such a claim might be asserted successfully against us in the future.  We may be forced to suspend our operations, or to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, all of which would materially adversely affect our business.

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

Our success will be dependent largely upon the efforts of our management team.  The loss of key staff could have a material adverse effect on our business and prospects.  To execute our plans, we will have to attract and retain current employees. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense.  We may not be successful in attracting or retaining such qualified personnel. Specifically, we may experience increased costs in order to retain skilled employees. If we are unable to attract or retain experienced employees as needed, we would be unable to execute our business plan.

We may face rapid technological change.

The market for our products and services may be characterized by rapidly changing technologies, extensive research and the introduction of new products and services. We believe that our future success will depend in part upon our ability to continue to enhance our existing products and to develop, manufacture and market new products and services. As a result, we expect to continue to make a significant investment in engineering, research and development. During the fiscal years 2009 and 2010, we spent Rmb75,000_($US10,985) and Rmb420,321 ($US63,418), respectively; the cost of such activities were borne by the Company, not customers. There can be no assurance that we will be able to develop and introduce new products and services or enhance our initial products in a timely manner to satisfy customer needs, achieve market acceptance or address technological changes in our target markets. Failure to develop products and services and introduce them successfully and in a timely manner could adversely affect our competitive position, financial condition and results of operations.

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

Our products may be used in connection with critical business applications. We may become the subject of litigation alleging that one or more of our products are ineffective or disruptive in our treatment of data, or with regard to critical business information.  Thus, we may become the target of lawsuits from injured or disgruntled businesses or other users.  In the event that we are required to defend more than a few such actions, or in the event that we are found liable in connection with such actions, our business and operations may be severely and materially adversely affected.

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

There is a limited market for our common stock and we do not anticipate paying cash dividends.

Our common stock is not listed on any exchange and trades in the over-the-counter (the “OTC”) market in the United States.  Additionally, one stockholder holds a majority of our stock.  As such, the market for our common stock is limited and is not regulated by the rules and regulations of any exchange in the United States or China. Further, the price of our common stock and its trading volume in the OTC market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock trades relatively thinly.  If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our common stock, in which case they may sustain significant losses or lose their entire investments  Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them.  The market price of our common stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

•	sales, sales cycle and market acceptance or rejection of our products;
•	economic conditions within our industry;
•	our failure to meet performance estimates or the performance estimates of securities analysts;
•	the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof; and
•	domestic Chinese and international economic, business and political conditions.

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

Enforceability of Civil Liabilities Against Foreign Persons.

Although the Company is a Wyoming corporation, we engage in business primarily in China, our factories, properties, equipment and other assets are located outside the United States in China and our officers and directors are located outside the United States in China.  Therefore, investors and stockholders may have considerable difficulty in bringing an original action in courts in the United States or in China under the civil liability provisions of the U.S. federal securities laws, against the Company, its factories or its officers and directors.  Investors and stockholders also may have considerable difficulty in effecting service of process in the United States on our officers and directors or in enforcing in courts in China judgments of United States courts against them based on the U.S. federal securities laws.

ITEM 1B.	UNRESOLVED STAFF COMMENT

Not applicable.

ITEM 2.	PROPERTY

Our principal executive office consists of approximately 200 square feet of office space that is located at Room 2602, Bank of America Tower, 12 Harcourt Road, Central, Hong Kong.  The premises are leased from a related third party with free rental.

ChinaE has an operating offices in China consists of approximately 5,600 square feet of office space located at Suite 1506-09, Landmark, 4028 Jintian Road, Futian District, Shenzhen 518026, PRC and 900 square feet of office space located at Room 712, Tower B, Sunshine Commercial Centre, 2001 Jiabin Road, Luohu District, Shenzhen PRC.  The premises are leased from an unrelated third party with rental payments and management fees of approximately $126,000 and $13,000 per year respectively.  These leases will expire in February 2014 and May 2012 respectively.

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

The Company and its subsidiaries did not have any pending or threatened legal proceedings outstanding as at June 30, 2011.

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

	High	Low
Fiscal 2010

Quarter ended September 30, 2009	0.07	0.03
Quarter ended December 31, 2009	0.30	0.06
Quarter ended March 31, 2010	0.28	0.11
Quarter ended June 30, 2010	0.25	0.065

Fiscal 2011

Quarter ended September 30, 2010	0.19	0.10
Quarter ended December 31, 2010	0.15	0.07
Quarter ended March 31, 2011	0.12	0.09
Quarter ended June 30, 2011	0.13	0.06

The above bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders. As of August 30, 2011, there were approximately 587 holders of record of the Company’s common stock.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends. We have never declared or paid any cash dividend on our common stock and do not expect to declare or pay any cash dividend in the foreseeable future.

Recent Purchases and Sales of Unregistered Securities. In the fiscal year ended June 30, 2011, the Company issued common stock to various parties and redeemed common stock.  The following transactions have not been reported by the Company in previous quarterly reports.  The value of the common stock for each issuance was based on one of the following: the market price of the shares on the date of the transactions, the market price of the shares on the date the negotiations between the parties began or on the fair value of services received.  The issuances were as follows:

On January 20, 2011, we issued 4,000,000 shares of common stock at $0.1 per share to Wang Fei, Zhao Jing Jing, Wu Qiang, China Equity Platform Holding Group Limited and Star Fair Ventures Corporation as the deposit of exchange of 51% equity of Shaanxi Prosperous Agriculture Company Limited. The total consideration of the exchange of 51% equity of Shaanxi Prosperous Agriculture Company Limited is totally 11 millions of UCHC shares. The stock was issued without compliance with the registration requirements of the Securities Act of 1933 (“Act”) in reliance on the exemption provided by Section 4(2of the Act for transactions by an issuer not involving a public offering and Rule 506 of Regulation D.
On December 9, 2010, we issued 37,500,000 shares of common stock at $0.08 per share to Gain Onway Limited and Alliance Harvest Limited in a private placement and 1,875,000 shares of common stock at $0.08 per share to Wise Link Management Limited as commissions for the aforesaid private placement.  The stock was issued without compliance with the registration requirements of the Act in reliance on the exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D. There was no general solicitation or advertising engaged in by the Company in making this offering and the offerees and the parties designated to receive the stock were all accredited investor.

Securities Authorized for Issuance Under Equity Compensation Plans. On December 1, 2003 our Board of Directors adopted and on January 28, 2004 our stockholders approved the Intermost Corporation 2003 Equity Incentive Plan (“Plan”) pursuant to which the Board of Directors may grant awards of shares of our common stock and options to purchase shares of our common stock to our employess, officers and directors and our consultants independent contractors and advisers.As of June 30, 2011, no awards had been granted from the Plan.  See “Other Compensation and Employment Arrangements” under “Item 11. EXECUTIVE COMPENSATION,” for more information.

ITEM 6.	SELECTED FINANCIAL DATA

We are a “smaller reporting company” and, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Critical Accounting Policies and Estimates

Management’s discussion and analysis of results of operations and financial condition are based upon the Company’s consolidated financial statements, set forth elsewhere in the Annual Report.  These statements have been prepared in accordance with generally accepted accounting principles as used in the United States. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with ASC 350 “Intangibles – Goodwill and Other,” formerly SFAS No. 142 “Goodwill and Other Intangible Assets.”  Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit.  The fair values of the reporting units are estimated using discounted cash flows approach.  If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

Overview

We believe that the People’s Republic of China represents an exciting emerging world market whose role in the global economy is increasing steadily.  China’s economic growth rate, measured by its gross domestic product, has consistently been higher than 7% per year over each of the past 10 years.  This economic growth is attributable to many factors, including investment in the country’s infrastructure, increased privatization of businesses and an abundant source of labor.  Currently, we offer products and services to businesses and consumers located primarily in China.  Our plan is to take advantage of China’s economic growth to expand our existing businesses and, possibly, in the future, to sell our products and services outside of China.  We also have begun to acquire diverse businesses that are not dependent on, or directly related to, each other.  We believe that diversification is a good hedge against the collapse of a single industry, such as the global collapse of the technology industry that occurred in 2000.  We expect that any acquisitions we make will improve our financial condition, although we cannot guarantee any such result.

Currently our revenues are generated primarily by our subsidiaries, ChinaE and ChinaE Tech, both of which distribute licenses for Chinese language translation software and offer web design and hosting services.

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

During the fiscal year ended June 30, 2011 we incurred a net operating loss of $7,956,452.  Our auditor, Albert Wong & Co., CPA, has issued a “going concern” opinion for our financial statements as of June 30, 2011, as a result of out recurring losses from operations, a significant accumulated deficit, and our continuing to experience negative cash flows.

Results of Operations

Following is summary financial information reflecting our operations for the periods indicated.

		Year Ended June 30
	2011	2010
Net revenues	$19,735,344	$2,706,118
Cost of revenues	(19,125,664)	(1,252,343)
Gross profit/(loss)	609,680	1,453,775
Selling, general and administrative expenses	(5,811,357)	(3,202,401)
Exchange differences	(91,542)	9,488
Amortization of intangible assets	(10,663)	(8,266)
Amortization of goodwill	(2,854,023)	(11,099,123)
Written off loan receivables	-	(300,441)
Recovering / Written off trade receivables	(38,154)	49,587
Interest income	(596,924)	(33,734)
Investment income	950,542	-
Loss from operations	(7,842,441)	(13,131,115)
Impairment of associate company	-	-
Other income, net	-	452,190
Loss before taxation	(7,842,441)	(12,678,925)
Taxation	-	-
Loss before minority interest	(7,842,441)	(12,678,925)
Minority interest	(114,011)	(158,828)
Net loss	(7,956,452)	(12,837,753)

Year Ended June 30, 2011 Compared to Year Ended June 30, 2010

Net revenues.

Net revenues for the year ended June 30, 2011 increased by $17,029K1, or 629.3%, to $19,735K from $2,706K for the year ended June 30, 2010.

Net revenues during fiscals 2011 and 2010 were derived principally from sales of paper products and e-commerce solutions.  The term “e-commerce solutions” includes web site design and development and web hosting.

The following table reflects the total net revenues and percentage of net revenues by major category and location for the periods indicated:

	Year Ended June 30		Year Ended June 30
	2011	2010	2011	2010
	US$	US$
Net Revenues by major category
Sales of paper products	19,375,862	1,460,651	98%	54%
E-commerce solutions
- website design and development	-	1,245,467	-%	46%
Consulting service income	359,482	-	2%	-%

	19735,344	2,706,118	100%	100%

1 As used in this Annual Report on Form 10-K, the letter “K” appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $380,499 may be rounded to “$380K”

	Year Ended June 30		Year Ended June 30
	2011	2010	2011	2010
	US$	US$
Net Revenues by location
British Virgin Islands	175,797	1,173,759	1%	43%
People’s Republic of China	19,559,547	1,532,359	99%	57%

	19, 735,344	2,706,118	100%	100%

Costs of Revenues.

Costs of revenues consist principally of the production cost of paper products for the year ended June 30, 2011 and 2010. The costs of revenues for the year ended June 30, 2011 and 2010 consist principally of direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel employee benefits and office expenses.

The following table reflects the principal components of costs of revenues and the percentage of net revenues represented by each component for the periods indicated:

	Total Cost of Revenues		Percentage to Total Net Revenues
	Year Ended June 30		Year Ended June 30
	2011	2010	2011	2010
	US$	US$
Direct materials	15,157,973	760,457	76.81%	28.10%
Direct labor	1,173,022	98,080	5.94%	3.62%
Manufacturing overhead	2,117,789	331,176	10.73%	12.24%
Depreciation	555,036	53,549	2.81%	1.98%
Other	121,844	9,082	0.62%	0.34%

Total	19,125,664	1,252,343	96.91%	46.28%

Compared to the 2010 fiscal year, the total costs of revenues for the 2011 fiscal year increased by $17, 873K, or 1427%, to $19,126K. The increase in costs of revenues was due to the inclusion of one year cost of revenues in 2011 as compared to only one month in 2010, after acquisition of APT.

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

	Total SG & A		Percentage to Total Net Revenues
	Year Ended June 30		Year Ended June 30
	2011	2010	2011	2010
	US$	US$
Sales and marketing salaries and commission	688,519	197,642	3.49%	7.30%
Other sales and marketing expenses	997,496	83,704	5.05%	3.09%
Rental obligation	539,656	152,597	2.73%	5.64%
Administrative salaries	1,079,971	551,279	5.47%	20.37%
Corporate overhead	2,505,715	2,217,179	12.70%	81.93%

Total	5,811,357	3,202,401	29.44%	118.33%

The principal components of SG&A during the 2011 year were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate overhead expenses, which include legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation, consultancy fees, and allowance for bad and doubtful accounts.

For the 2011 fiscal year, SG&A increased by $2,609K or 81%, to $5,811K as compared to $3,202K for the 2010 fiscal year. Sales and marketing salaries and commissions increased by $491K or 248% during the 2011 fiscal year, to $689K, as compared to $198K for the 2010 fiscal year.  During the 2011 fiscal year, administrative salaries increased by $529K or 96%, to $1,080K, as compared to $551K in the 2010 fiscal year.  Other corporate overhead expense increased during the 2011 fiscal year by $289K or 13%, to $2,506K, as compared to $2,217K in the 2010 fiscal year.  The increase in SG&A was due to the inclusion of one year expenses in 2011 as compared to only one month in 2010 after acquisition of APT.

Minority Interest.

We reported a minority interest in our profits of $114K for the 2011 fiscal year, reflecting the proportionate interest in the profit of the group operating profits of China Equity Platform Holding Group Ltd. owned by other parties as compared to a minority interest in a loss of $159K for the 2010 fiscal year, reflecting the proportionate interest in the loss of the group operating losses of China Equity Platform Holding Group Ltd.

Liquidity and Capital Resources

To date, we have funded our operations with cash from our operating activities, sales of our securities and by using our common stock to make acquisitions and purchases.

At June 30, 2011 we had cash and cash equivalents of $2,178K and net current liabilities of $1,763K as compared to $2,109K of cash and cash equivalents and $1,144K of net current liabilities as of June 30, 2010.

Net cash used in operating activities totaled $3,209K during the 2011 fiscal year while net cash provided by operating activities was $457K during the 2010 fiscal year. Cash used in operating activities was partially offset by non-cash charges, including depreciation expense in the amount of $1,056K and amortization of intangible assets in the amount of $24K.

Net cash used in investing activities was $177K for the 2011 fiscal year while net cash used in investing activities was $554K for the 2010 fiscal year.  Funds provided by investing activities derived from the amount of funds used in acquiring office equipments and intangible assets in 2011 and repayment of short-term loan, funds used in investing activities consisted of addition of office equipment and intangible assets in 2010.

Net cash provided by financing activities was $3,976K for the 2011 fiscal year while net cash used in financing activities was $139K for the 2010 fiscal year.  Funds provided by financing activity were mainly from the issuance of common stocks, the increase in bank loan and loan from related company during the 2011 fiscal year.

We had no long term debt as of June 30, 2011.  Except as otherwise described herein, we have no plans to make any major capital expenditures during the next 12 months and we are not aware of any trends or uncertainties that could affect sales of our products.  We do not have any off balance sheet arrangements.

We have implemented various cost management measures to reduce our overhead.  The Company will likely need to borrow money or obtain additional equity financing in order to sustain operations.  At present, we have no commitments, arrangements or understandings for funding and there is no assurance that necessary funding will be available to us, or that any such funding would be on acceptable terms.  If we need financing and cannot obtain it, we may be required to severely curtail, or even cease, our operations.

Factors Affecting Revenues and Profitability. Our operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period. Some of these factors include:

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

None/Not Applicable.

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
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. We have identified our material weaknesses in internal control over financial reporting due to the deficiencies in relevant education and ongoing training your financial management and staff.  We have taken or plan to take and the procedures we have implemented or plan to implement to correct the identified material weakness are:

●
We have instituted monthly business reviews led by our Chief Executive Officer and monthly operating and financial statement reviews by various levels of our management team, including our executive officers.

●
We are taking steps to create an Audit Committee and a new disclosure review group in order to further formalize our internal review processes related to preparation of our SEC reports and other public disclosures, which will include directors, executive management, senior financial management and senior operating personnel;

●
We are expanding our educational assistance to all our accounting staff to ensure a thorough and consistent understanding of changes in accounting principles and modification and enhancements in our internal controls and procedures.

We concluded that our internal control over financial reporting was not effective as of June 30, 2011.

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

Change in Internal Controls Over Financing Reporting

During the year ended June 30, 2011 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors, Executive Officers and Certain Significant Employees

The following table sets forth certain information regarding the directors and executive officers of the Company.

Name	Age	Position

Fred Peck	52	Director

Chia Hsun Wu	51	Director and Chief Executive Officer

Hiroshi Shinohara	55	Director

Wang Hsin Wei	54	Independent Director

Thomas Lee	61	Chief Financial Officer

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

Business Experience

Fred Peck has served as a director of the Company since December 6, 2005. Mr. Peck is a funds manager, transaction superintendent and vice president of Boston Bank Taiwan Branch. He has over 15 years’ experience in portfolio investment, risk investment, capital management, fundraising, acquisition and merger, project fund raising privatization.

Chia Hsun Wu has served as a director of the Company since November 3, 2006 and was appointed as the Chief Executive Officer of the Company on October 1, 2009.  Mr. Wu has extensive management and industrial experience and is a graduate from Oriental Institute of Technology. Mr. Wu has conducted scientific research at the National Taiwan University of Science and Technology. Mr. Wu is currently the Managing Director of FFBC Holdings Group and President of KG Hospitality Management Co., Ltd. and Chain-Hsun Development Co., Ltd.

Hiroshi Shinohara has served as a director of the Company since February 18, 2008.  Mr. Shinohara graduated from Osaka University, with extensive experience in corporate financial analysis, business in merging and acquisition.  Mr. Shinohara is currently the Managing Director of FFBC Management Co., Ltd., Japan.

Wang Hsin Wei has served as an independent director of the Company since February 25, 2010. Mr. Wang obtained his masters degree in risk management and insurance from Feng Chia University in Taiwan. He has over 25 years’ management experience across various businesses, including vehicle-related products, education services and insurance products. Mr. Wang is currently the president of Chun Shin Limited.

Thomas Lee was appointed as Chief Financial Officer of the Company on June 13, 2007.  Mr. Lee was Chief Financial Officer of Management Recruiters International from June to September 2002.  Mr. Lee simultaneously worked on a project for Superstore International Ltd. which began in September 2002 and ended in August 2003.  From September 2003 to August 2004, Mr. Lee established a public relations company and reviewed a Chinese architecture and re-design project.  In 2004, Mr. Lee rejoined Management Recruiters International as Chief Financial Officer.  In the same year, he joined the Ladies Recreations Club (Hong Kong) as Financial Consultant and Bund 18 Real Estate Management, Ltd (Shanghai) where he continues to serve as the Group Financial Officer.

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

Based solely upon a review of the public files of the SEC, the Company believes that, with respect to its fiscal year ended June 30, 2011, none of the Company’s directors and officers and none of the persons known to the Company to own more than 10% of the Company’s common stock, filed beneficial ownership reports with the Securities and Exchange Commission.

We have no committees of the Board of Directors.  The entire Board of Directors acts as the audit, nominating and compensation committees.

ITEM 11.	EXECUTIVE COMPENSATION

Our “executive officers” include our current Chief Executive Officer, Chia Hsun Wu; and our Chief Financial Officer, Thomas Lee.

The following table sets forth information concerning cash and non-cash compensation paid or accrued to our executive officers during the past fiscal year:

Summary Compensation Table
The amounts in the table below are calculated as of June 30, 2011
Name and Principal Position	Year	Salary	Bonus	Stock awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($) (4)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Chia Hsun Wu,	2011	0	0	0	0	0	0	0	0
CEO (1)	2010	0	0	0	0	0	0	0	0

Thomas Lee,	2011	166,106	0	0	0	0	0	0	166,106
CFO (2)	2010	114,245	0	0	0	0	0	0	114245
	2009	100,460	0	0	0	0	0	0	100,460

(1) Mr. Chia Hsun Wu was appointed as Director of the Company on November 3, 2006 and Chief Executive Officer on October 1, 2009.

(2) Mr. Thomas Lee was appointed as Chief Financial Officer of the Company on June 13, 2007

Director Compensation Table
The amounts in the table below are calculated as of June 30, 2011.
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Chia Hsun Wu	0	0	0	0	0	0	0

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

Common Stock

The following table is furnished as of June 30, 2011, to indicate beneficial ownership of shares of the Company’s common stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company’s common stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group.

Class of Stock	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Common	Global Golden Group Investments Company Limited 1	207,874,943	29.39%
Common	FG Management Company Limited 1 (*)	164,960,374	23.32%
Common	Fred Peck 2	-	N/A
Common	Wu Chia Hsun 2	-	N/A
Common	Hiroshi Shinohara 2	-	N/A
Common	Wang Hsin Wei 2		N/A
Common	Thomas Lee 2	-	N/A

* Subsequent to the balance sheet date, FG Management Co. Limited sold 65,175,345 shares to other third parties on October 7, 2011 and reduced to 99,785,029 shares which represented 14.11% of the total issued common stock.

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

No directors, executive officers or immediate family members of such individuals were engaged in transactions with us or any of our subsidiaries during the fiscal years ended June 30, 2006, June 30, 2007, June 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  Furthermore, we have no “interlocking” relationships in which any of our executive officers are a member of the board of directors of another entity whose executive officers are a member of our Board of directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2011 and June 30, 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	June 30, 2011		June 30, 2010

(i) Audit Fees	$40,000	*	$40,000	*
(ii) Audit Related Fees	$-0-		$-0-
(iii) Tax Fees	$-0-		$-0-
(iv) All Other Fees	$-0-		$-0-

*  Audit fee for fiscal years ended June 30, 2011 and June 30, 2010 were accrued to the auditors, Albert Wong & Co., CPA.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

Exhibit
Number	Description of Exhibit

2.1	Articles of Merger (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Cooperative Agreement re: formation of Jiayin E-Commerce joint venture (2)
10.2	Agreement Regarding Transfer of Properties on 38th Floor, Guomao Building (3)
10.3	Shareholding Transfer Agreement dated May 23, 2003 between IMOT Information Technology (Shenzhen) Ltd. and Shanghai Newray Business Development Co., Ltd. (4)
10.4	Share Transfer Agreement among IMOT Information Technology (Shenzhen) Ltd., Shenzhen Golden Anke Technology Co. Ltd., Intermost Corporation, Tu Guoshen and Li Zhiquan (5)
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
*
Filed herewith.  [Align exhibit numbers with the first line of each description.]  Re Exhibit 16: the disclosure called for by Item 304 – Changes in and Disagreements with Accountants, etc. – only applies to the ast two most recent fiscal years [see Item 304(d)] so the exhibit – accountant’s letter – is no longer required.

(b)	Reports on Form 8-K

On August 13, 2010 the Registrant filed a Current Report to file the Financial Statements of APT acquired and the Pro Forma Financial Information after the completion of acquiring APT.

On September 8, 2010 the Registrant filed a Current Report to report that the Company on September 30, 2009 had entered into a consulting agreement with Star Fair Ventures Corporation (“Star Fair”) to engage Star Fair to provide consulting services on, including but not limited to financial advisory, strategic business planning and investor and public relations for a term of one year from October 2009 till September 30, 2010 (“Consulting Agreement”). It was a term of the Consulting Agreement that the Company would issue to Star Fair 12,000,000 additional restricted stock of the company as complete consideration for the services to be provided by Star Fair to the Company.  The Company would further pay 5% finder’s fee for leads on any closed private financing which could be paid with restricted stocks or with cash. On October 15, 2009, the Company issued to Star Fair 12,000,000 additional restricted stocks pursuant to the term of the Consulting Agreement.

On November 23, 2010 the Registrant filed a Current Report to report a private placement with Alliance Harvest Limited and Gain Onway Limited for equity financing of $3,000,000 in exchange of 37,500,000 new shares of the Company and issuing to Wise Link Management Limited 1,875,000 shares of the Company as the commission of acting as financial consultant on the aforesaid private placement on November 18, 2010.

On January 18, 2011 the Registrant filed a Current Report to report the Company’s entering into a consulting agreement with and engaging Glory Shining Limited to be the Company’s consultant for a term of two years, from January 18, 2011 to January 17, 2013. The Company agreed to pay to Glory Shining Limited a success fee equals to 5% of the total consideration to be paid by the potential investor(s) or any its affiliate within 15 days after the completion of the proposed transaction.

On January 18, 2011 the Registrant filed a Current Report to report that the Company on December 21, 2009 had entered into Investment Cooperation Agreement with the shareholders of Shaanxi Prosperous Agriculture Company Limited (Prosperous Agriculture) to acquire 51% equity of Prosperous Agriculture by two phrases and exchanged in total 11 million of Company’s shares. The Company did on January 18, 2011 approve the allotment of the 4 million shares to the shareholders of Prosperous Agriculture as the deposit.

On May 13, 2011 the Registrant filed a Current Report to report that the Company was movingtoo  new office premises on May 16, 2011.

On August 16, 2011 the Registrant filed a Current Report to report that the Company on August 2, 2011 had entered into a consulting agreement with Leadway International Investment Limited (“Leadway”) to engage Leadway to provide consulting services for a term of 12 months from August 2, 2011, including but not limited to, financial advisory, strategic business planning, introduction and liaison of potential strategic partners or investors to invest US$3,000,000 to US$10,000,000.The Company, upon receipt of an investment of US$2,000,000 through the introduction of Leadway, would issue to Leadway 35,000,000 additional shares of restricted stock as complete consideration for the services provided by Leadway to the Company.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following auditor’s report and financial statements are filed as part of this annual report:
PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	33

CONSOLIDATED BALANCE SHEET	34 - 35

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME	36

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	37

CONSOLIDATED STATEMENT OF CASH FLOWS	38 - 39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	40 - 68

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
Uni Core Holdings Corporation (formerly known as Intermost Corporation)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Uni Core Holdings Corporation (formerly known as Intermost Corporation) and subsidiaries as of June 30, 2011 and 2010 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uni Core Holdings Corporation (formerly known as Intermost Corporation) as of June 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Hong Kong	Albert Wong & Co.
October 11, 2011	Certified Public Accountants

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2011 AND 2010
(Stated in US Dollars)

	Notes	2011	2010
ASSETS
Current assets
Cash and cash equivalents	2(e)	$2,177,729	$2,108,546
Accounts receivable, net	2(f)	5,094,329	4,496,210
Deposits, prepayment and other receivables	3	3,011,746	1,582,148
Amount due from related company	5	634,768	413,929
Other loan receivables	6	112,447	236,292
Inventory	8	1,863,474	2,435,369

Total current assets		$12,894,493	$11,272,494
Unlisted investment	2(g)	949,873	949,873
Investment in associated companies	2(l)	1	1
Goodwill	4	8,779,715	11,157,681
Plant and equipment, net	7	7,229,808	8,165,308
Intangible assets, net	9	1,234,368	1,197,300

TOTAL ASSETS		$31,088,258	$32,742,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$4,598,085	$3,509,165
Accrued liabilities and other payable	10	2,943,009	2,889,068
Customers deposits		19,705	18,280
Advance from a shareholder	11	976,561	337,658
Finance leases	12	-	132,763
Short term loan	13	6,118,679	5,527,978
Business and other taxes payable		1,104	1,141

Total current liabilities		$14,657,143	$12,416,053

TOTAL LIABILITIES		$14,657,143	$12,416,053

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2011 AND 2010
(Stated in US Dollars)

	Notes	2011	2010
STOCKHOLDERS’ EQUITY

Preferred stock at $0.001 par value,
5,000,000 (2010: Nil) shares authorized,
Nil (2010: Nil) shares issued and outstanding.		-	-

Common stock at $0.001 par value,
2,000,000,000 (2010: 2,000,000,000) shares
authorized, 707,406,873 (2010: 664,031,873)
shares issued and outstanding
at June 30, 2011;	15	$707,407	$664,032
Additional paid-in capital	15	57,556,806	54,050,181
Accumulated deficit		(44,076,475)	(36,120,023)
Non-control interest		1,406,863	1,229,502
Accumulated other comprehensive income	2(t),15	836,514	502,912

		$16,431,115	$20,326,604

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$31,088,258	$32,742,657

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

	Notes	2011	2010

Net revenues	2(m)	$19,735,344	$2,706,118
Cost of net revenues		(19,125,664)	(1,252,343)

Gross profit		$609,680	$1,453,775
Selling, general and administrative expenses		(5,913,562)	(3,188,394)

Loss from operations		$(5,303,882)	$(1,734,619)
Interest income		12,523	1,148
Interest expense		(609,447)	(34,882)
Dividend income		950,542	439,405
Bad debts recovery		-	49,587
Bad debts written off	3(d)	(38,154)	(300,441)

		$(4,988,418)	$(1,579,802)
Unusual items
Impairment on Goodwill	4	(2,854,023)	(11,099,123)

Loss before income taxes and minority interests		$(7,842,441)	$(12,678,925)
Income taxes	14	-	-

Net loss before minority interests		$(7,842,441)	$(12,678,925)
Non-control interest		(114,011)	(158,828)

Net loss		$(7,956,452)	$(12,837,753)

Net loss per share:
-Basic and diluted		$(0.0115)	$(0.0507)

Weighted average no. of common stock -Basic and diluted		690,079,476	253,343,004

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

			Additional	Accumulated
	No.		paid	Other
	shares	Common	In	comprehensive	Accumulated	Non-control
	outstanding	stock	capital	Income/(loss)	deficit	interest	Total
Balance, July 1, 2009	213,281,873	$213,282	$24,997,931	$(32,062)	$(23,282,270)	$446,361	$2,343,242
Net (loss)/profit	-	-	-	-	(12,837,753)	158,828	(12,678,925)
Issuance of common stock on August 19, 2009	500,000	500	24,500	-	-	-	25,000
Cancellation of common stock on October 8, 2009	(1,750,000)	(1,750)	(320,250)	-	-	-	(322,000)
Issuance of common stock on October 15, 2009	12,000,000	12,000	1,188,000	-	-	-	1,200,000
Issuance of common stock on January 8, 2010	110,000,000	110,000	7,040,000	-	-	-	7,150,000
Issuance of common stock on June 1, 2010	330,000,000	330,000	21,120,000	-	-	-	21,450,000
Issuance of common stock by CEPHGL	-	-	-	-	-	615,750	615,750
Foreign currency translationadjustment	-	-	-	534,974	-	8,563	543,537
Balance, June 30, 2010	664,031,873	$664,032	$54,050,181	$502,912	$(36,120,023)	$1,229,502	$20,326,604

Balance, July 1, 2010	664,031,873	$664,032	$54,050,181	$502,912	$(36,120,023)	$1,229,502	$20,326,604
Net (loss)/profit	-	-	-	-	(7,956,452)	114,011	(7,842,441)
Issuance of common stock on November 18, 2010	37,500,000	37,500	2,962,500	-	-	-	3,000,000
Issuance of common stock for service fee on November 18, 2010	1,875,000	1,875	148,125	-	-	-	150,000
Issuance of common stock on January 18, 2011	4,000,000	4,000	396,000	-	-	-	400,000
Foreign currency translation adjustment	-	-	-	333,602	-	63,350	396,952

Balance, June 30, 2011	707,406,873	707,407	57,556,806	836,514	(44,076,475)	1,406,863	16,431,115

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

	Note	2011	2010
Cash flows from operating activities
Net loss		$(7,956,452)	$(12,837,753)
Amortization of intangible assets		23,906	23,805
Bad debts	3(d)	38,154	300,441
Depreciation		1,055,646	143,138
Loss on disposal of fixed assets		422,391	-
Impairment of goodwill	4	2,854,023	11,099,123
Consultant fee by issuances of common stock		150,000	900,000
Non-control interest		114,011	158,828
Issuances of common stock by CEPHGL		-	615,827

Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts receivable, net		(367,701)	(85,025)
Deposits, prepayment and other receivable		(1,318,295)	258,410
Inventory		674,493	181,476
Accounts payables		893,663	(264,637)
Accrued liabilities and other payable		206,797	(148,156)
Customers deposits		513	135,879
Deferred revenue		-	(493)
Business and other taxes payable		(481)	(23,897)

Net cash (used in)/provided by operating activities		$(3,209,332)	$456,966

Cash flows from investing activities
Acquisition of plant and equipment		$(174,205)	$(9,957)
Bank balance acquired from issuance of common stock		-	592,971
Acquisition of intangible assets		(2,459)	(28,561)

Net cash (used in)/provided by investing activities		$(176,664)	$554,453

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

	2011	2010
Cash flows from financing activities
Advance from a related party	$(195,517)	$(58,587)
Advance from a shareholder	606,874	-
Repayment of finance lease	(296,065)	(21,059)
Bank loans	310,993	218,359
Insurance of common stock	3,550,000	-

Net cash provided by financing activities	$3,976,285	$138,713

Net increase in cash and cash equivalents	$590,289	$1,150,132
Effect of foreign currency translation on cash and cash equivalents	(521,106)	382,891

Cash and cash equivalents–beginning of year	2,108,546	575,523

Cash and cash equivalents–end of year	$2,177,729	$2,108,546

	2011	2010
Supplementary cash flow information:
Interest received	$12,523	$1,148
Interest expense	(609,447)	(34,882)

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
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
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
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

The Company’s subsidiaries and affiliated companies and their principal activities as of June 30, 2010 are summarized as follows:

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

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)	Principles of Consolidation (continued)

Name	Place of incorporation of organization	Percentage of Equity Interest Attributable to the Company	Principal Activities
ChinaE.com Investment Consultants (Shenzhen) Company Ltd. (“CECICSL”)****	PRC	53.42%	Inactive

Intermost Focus Advertising Company Ltd.(“IFACL”)****	PRC	48.07%	Inactive

Shenzhen United Property And Share Rights Exchange (fka. “Shenzhen International Hi-Tech Property Right Exchange Centre”) (“SIHTPREC”)*****	PRC	8.01%	Private equity exchange

Hainan Special Economic Zone Property Right Exchange Center (“PREC”)*****	PRC	11.22%	Private Property Right Exchange

Easeway Investments Limited (“EIL”)	British Virgin Islands	100%	Inactive

APT Paper Group Limited (“APTPGL”)	Cayman Islands	100%	Investment holding

Plan Star Development Limited (“PSDL”)	Hong Kong	100%	Investment holding

Jin Long Paper Products Company Limited (“JLPPCL”)	PRC	100%	Manufacturing and wholesale of paper product

Ho Ni Long Honeycomb Paper Product (Shenzhen) Company Limited (“HNL”)	PRC	100%	Manufacturing and wholesale of paper product

Pheng Hoon Honeycomb Paper Products Pte. Limited (“PHHP”)	Singapore	12.67%	Paper or paper product wholesale

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
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
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)	Principles of Consolidation (continued)

*** CECTSL and CECITL are wholly foreign owned enterprises established in the PRC to be operated until 2014 and 2018 respectively. They are subsidiaries of CEPHGL and their operations are consolidated into CEPHGL’s financial statements.

**** IFACL and CECICSL are equity joint ventures established in the PRC to be operated until 2011 and 2026 respectively. They are subsidiaries of CEPHGL and their operations are consolidated into CEPHGL’s financial statements.

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
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
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

The non-marketable equity security investments are presented at historical cost because the Company does not have significant influence over the underlying investments. These investments are subject to a periodic impairment review. To the extent any impairment is considered other-than-temporary, the investment is written down to its fair value and the loss is recorded as interest income and other, net. The amount of unlisted investment is RMB 6,441,372 of Shenzhen United Property And Share Rights Exchange (f.k.a. “Shenzhen International Hi-Tech Property Right Exchange Centre”) (“SIHTPREC”), no impairment has been found necessary.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
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

(j)	Inventories

Inventories consist of finished goods, work in progress and raw materials, and stated at the lower of cost or market value. Substantially all inventory costs are determined using the weighted average basis. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead. The management regularly evaluates the composition of its inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required.

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

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(n)	Revenue recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with, and collectability is probable.

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
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
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

The Company did not have any stock options outstanding during the year ended June 30, 2011 (2010: Nil). Accordingly, no pro forma financial disclosure is provided herein.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(p)	Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

(q)	Advertising

The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $nil and $493 for the years ended June 30, 2011 and 2010 respectively.

(r)	Income taxes

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

In respect of the Company’s subsidiaries domiciled and operated in China, Taiwan and Hong Kong, the taxation of these entities can be summarized as follows:

The subsidiaries incorporated in PRC are subject to the corporation income tax rate of 25% for 2011 and 2010.

The subsidiary incorporated in BVI while operated in Taiwan will be considered a non-resident for tax purposes to the profit-seeking enterprise income tax which is from 0% to 25%. However, it will be subject to profit-seeking enterprise income tax only for its income derived from Taiwan sources.

The subsidiaries are subject to Hong Kong profits tax rate of 16.5% (2010: 16.5%).

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(q)	Income taxes (continued)

The Company is subject to United States federal corporate income tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on graduated rates in the range of:

Taxable Income
Rate	Over	But not over	Of Amount Over
15%	-	50,000	-
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

(s)	Earnings per share

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

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(t)	Foreign currency translation

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

	June 30, 2011	June 30, 2010
Year end HKD : US$ exchange rate	7.7834	7.7868
Average yearly HKD : US$ exchange rate	7.7745	7.7608

	June 30, 2011	June 30, 2010
Year end TWD : US$ exchange rate	28.9100	32.2763
Average yearly TWD : US$ exchange rate	30.1354	32.2198

	June 30, 2011	June 30, 2010
Year end RMB : US$ exchange rate	6.4635	6.7813
Average yearly RMB : US$ exchange rate	6.6278	6.8274

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
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(u)	Recent accounting pronouncements

In July 2010, the FASB issued ASU 2010-20 an accounting update to provide guidance to enhance disclosures related to the credit quality of a company's financing receivables portfolio and the associated allowance for credit losses (“FASB ASC Topic 310”). Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users' evaluation of the nature of credit risk inherent in the company's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Company beginning in the second quarter of fiscal 2011, and the revised discourses related to activities during the reporting period are effective for the Company beginning in the third quarter of fiscal 2011. The adoption of such standard did not have a material impact on the Company's consolidated financial statements and disclosures.

In December 2010, the FASB issued ASU 2010-28 an accounting pronouncement related to intangibles – goodwill and other (“FASB ASC Topic 350”), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. We will adopt this pronouncement for our fiscal year beginning July 1, 2011. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 an accounting pronouncement related to business combinations (“FASB ASC Topic 815”), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(v)	Recent accounting pronouncements (continued)

In January 2011, the FASB issued ASU 2011-01 an accounting pronouncement related to receivables (“FASB ASC Topic 310”). The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.
The FASB has issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.

The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.

In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification™ (Codification) Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.

For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. For nonpublic entities, the amendments to the Codification in the ASU are effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods. Early application is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(v)	Recent accounting pronouncements (continued)

In a typical repo transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. FASB Accounting Standards Codification™ (Codification) Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets.

The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.

The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in ASU 2011-04 early, but no earlier than for interim periods beginning after December 15, 2011.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(v)	Recent accounting pronouncements (continued)

The FASB has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification™ (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.

ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables are summarized as follow:

	2011	2010
Rental and utilities deposits	$216,939	$67,433
Advance to employees (c)	61,528	178,950
Prepaid expenses	133,563	611,001
Deposit for acquisition (e)	709,430	-
Deposit by court order (b)	622,193	622,193
Trade deposit paid	457,853	-
Other receivables (a)	57,308	100,000
Deposit for legal services	16,353	-
Advanced to third party (f)	753,735	-
Others	-	2,571
Exchange difference	(17,156)	-
	$3,011,746	$1,582,148

(a)	Other receivables are the amount that will be collected from an associated company, Golden Anke Technology, Ltd. It is unsecured, non-interest bearing, and, due and payable on demand.

(b)
Fu Xiang Peng and Liu Fang Rong Versus Shenzhen Jinlong Paper Products Co., Ltd., Honilong Honeycomb Paper Product (Shenzhen) Co., Ltd., Shenzhen Jinli Honeycomb Paper Products Equipments Co., Ltd., Suzhou Eastern Sunrise Wall Material Technology Co., Ltd. And Qingdao Eastern Sunrise Co., Ltd. All the parties of this case have reached a settlement agreement, and Shenzhen Jonlong Paper Products Co., Ltd. has deposited relevant amount of maoney into the specified bank account according to the court’s instruction.

(c)
Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the rollforward of the activity in the advances to employees:

	2011	2010

Beginning balance, July 1	$178,950	$7,412
Add: Advanced during the year	-	178,950

Less: Transferred to income statement	(117,422)	(7,412)
Recollected from employees	-	-
Ending balance, June 30	$61,528	$178,950

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

4.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES (continued)

(d)	The bad debt written-off in June 30, 2011 was $38,154 (2010: $300,441) which was trade debts written-off.

(e)
On December 21, 2009, Uni Core Holdings Corporation (UCHC) entered into Investment Cooperation Agreement (Agreement) with the shareholders of Shaanxi Prosperous Agriculture Company Limited (Prosperous Agriculture) to acquire 51% equity of Prosperous Agriculture by two phrases and exchanged in total 11 millions of UCHC shares.

(f)	Deposit of US$753,735 (RMB5,000,000) for the set-up of Avana Insurance Agency in PRC.

5.	GOODWILL

Pursuant to the Stock Exchange Agreement between the Company and China Equity Platform Holding Group Limited (CEPHGL), the Company has transferred the subsidiary companies, CECITL, CECICSL, IFACL & CECTSL and investments in PRC companies, SIHTPREC & PREC to CEPHGL in exchanging 60% of shareholdings in CEPHGL during the fiscal year end of June 30, 2010. The calculation of goodwill is list as below:

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

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

4.	GOODWILL (continued)

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

Pursuant to the acquisition agreement completed on May 31, 2010 with APT Paper Group Limited, the company issued 440,000,000 common stocks at market price at approximate $0.065 per share as of June 1, 2010.  The transaction was shown as below:

	RMB	USD
Cost of acquisition	$195,309,400	$28,600,000
Net equity of APT Paper Group Limited	43,867,573	6,422,308

	$151,441,827	$22,177,692

Impairment on Goodwill	(94,694,140)	(14,650,598)
Exchange differences	-	1,252,621

Goodwill balance at June 30, 2011	$56,747,687	$8,779,715

	RMB	USD
Cost of acquisition	$195,309,400	$28,600,000
Net equity of APT Paper Group Limited	43,867,573	6,422,308

	$151,441,827	$22,177,692

Impairment on Goodwill	(75,778,245)	(11,099,123)
Exchange differences	-	79,112

Goodwill balance at June 30, 2010	$75,663,582	$11,157,681

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

5.	AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties, it was unsecured, interest free and repayable on demand, it comprises the followings:

	2011	2010
Boxuan (Shanghai) Investment Consultant Limited.	$-	$324,060
Jinzuan (Beijing) Investment & Management Consultant Limited	-	29,460
FG Management Company Limited	-	58,986
First Federal Holdings Limited	634,768	-
Exchange currency difference	-	1,423

	$634,768	$413,929

6.	OTHER LOAN RECEIVABLES

The Company made a loan to an un-related third party of US$250,000 and US$350,000 on November 28, 2005 and December 12, 2005, respectively with interest rate at 12% p.a. and due and payable on September 28, 2006 and September 12, 2006 respectively. The Company had written off US$123,845.  The US$112,447 (2010: US$236,292) balances of the loans are still outstanding and the Company is continuously charging the loan interest accordingly.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

7.	PLANT AND EQUIPMENT, NET

Plant and equipment comprise the followings:

	2011	2010
At cost
Computer equipment	$-	$381,502
Buildings	4,669,747	4,381,646
Machinery and equipment	8,861,309	8,220,604
Motor vehicles	334,870	404,778
Leasehold improvement	211,052	242,653
Furniture and office equipment	523,418	32,478

	$14,600,396	$13,663,661
Less: Accumulated depreciation	(7,370,588)	(5,498,353)

	$7,229,808	$8,165,308

Depreciation expenses were $1,055,646 and $143,138 for the years ended June 30, 2011 and 2010 respectively.

8.	INVENTORIES

Inventories comprise the followings:

	2011	2010

Finished goods	$1,052,959	$1,180,279
Work in process	72,732	218,216
Raw materials and low value consumables	737,783	1,036,874

	$1,863,474	$2,435,369

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

9.	INTANGIBLES, NET

Details of intangibles are as follows:
	2011	2010

Land use rights, at cost	$1,200,877	$1,200,877
Patents and trademark, at cost	53,512	53,512
Exchange difference	52,694	-

	$1,307,083	$1,254,389
Less: accumulated amortization	(72,715)	(57,089)
Total intangibles, net	$1,234,368	$1,197,300

Amortization expense included in the general and administrative expenses for the years ended 2011 and 2010 were $23,906 and $23,808 respectively.

9.	ACCRUED LIABILITIES AND OTHER PAYABLES

    Accrued liabilities and other payables are summarized as follows:

	2011	2010
Wages and bonus	$97,374	$472,417
Consultancy fees	6,189	-
Accrual	1,249,102	1,616,295
Other payables to unrelated parties	355,844	362,461
Audit and review fees	40,000	40,000
Deposit from customers	888,978	-
Loan from shareholder	305,522	381,942
Other	-	15,953

	$2,943,009	$2,889,068

10.	ADVANCE FROM A SHAREHOLDER

Advance from a shareholder, Pai, Chia-Hui, also known as Fred C.H. Peck, the shareholder of the group, who provided urgent funds for subsidiaries’ operation.  The amount is unsecured, interest free and repayable on demand.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

11.	FINANCE LEASES

Details of finance leases are as follows:

Lessee	Lease term	Nature of lease	Outstanding amount
Chailease International Finance Corporation	November 2007 – April 2011	Machinery	$132,763

12.	SHORT TERM LOAN

Details of short term loan are as follows:

	Due date	June 30, 2011
Bank Of Communications (Shenzhen Branch)	Feb 11, 2012	232,072
Haier Financial Limited Company	Dec 9, 2011	1,864,018
China Development Bank *	Apr 13, 2012	3,831,042
Exchange currency difference		191,547
		6,118,679

	Due date	June 30, 2010
Bank Of Communications (Shenzhen Branch)	Sept 10, 2011	95,745
Haier Financial Limited Company	Jun 10, 2011	1,039,026
Taiwan Business Bank (HK Branch)	Oct 20, 2011	540,000
China Development Bank *	Apr 13, 2011	3,831,042
Exchange currency difference		22,165
		5,527,978

* The loan was secured by the Company assets:

Land use rights	$1,200,877
Buildings	$2,937,099

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
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

The reconciliation of the United States federal income tax rate to the effective income tax rate based on loss before income taxes stated in the consolidated statements of operations is as follows:

Deferred taxation consisted of:
	2011	2010

Net operating loss carry forwards	$7,956,452	$12,837,753
Valuation allowance	(7,956,452)	(12,837,753)

Deferred tax assets, net	$-	$-

The change in valuation allowance from June 30, 2010 to June 30, 2011 is primarily related to the tax effects of the increase in the net operating loss in the current fiscal year. The Company has net operating loss carry forwards totaling approximately $36 million as of June 30 2011 (2010: $23 million), primarily relating to operations in the PRC and Taiwan. A valuation allowance has been established for the full amount of the deferred tax benefit related to those loss carry forwards and other deferred tax assets as management believes that their realization is uncertain.  The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2008, 2009 and 2010 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company’s2004/2005, 2005/2006, 2006/2007, 2007/2008, 2008/2009, 2009/2010, 2010/2011 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination. The Company’s 2009, 2010 and 2011 China Corporate Income Tax are subject to China State Administration of Taxation examination.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

9.	STOCKHOLDERS’ EQUITY

Year ended June 30, 2011

On November 18, 2010, Uni Core Holdings Corporation (“UCHC”) proceeded with a placement exercise with Alliance Harvest Limited and Gain Onway Limited for equity financing. The total fund to be raised will be US$3,000,000 in exchange of 37,500,000 new shares of UCHC.

Wise Link Management Limited will get the commission of another 1,875,000 shares of the Company as the financial consultant.

On December 21, 2009, Uni Core Holdings Corporation (UCHC) entered into Investment Cooperation Agreement (Agreement) with the shareholders of Shaanxi Prosperous Agriculture Company Limited (Prosperous Agriculture) to acquire 51% equity of Prosperous Agriculture by two phrases and exchanged in total 11 millions of UCHC shares.

The first phrase of 21% equity of Prosperous Agriculture transferred to UCHC’s subsidiaries, IMOT Information Technology (Shenzhen) Limited (IMOTSZ), was approved by PRC authority on December 24, 2010.

According to the term of the Agreement, the Board of Directors did on January 18, 2011 approved the allotment of the 4 million shares to the parties below:

Number of shares

Wang Fei	2,232,000
Wu Qiang	1,116,000
Zhao Jing Jing	372,000
China Equity Platform Holding Group Limited	160,000
Star Fair Ventures Corporation	120,000

4,000,000

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

15.	STOCKHOLDERS’ EQUITY (continued)

Year ended June 30, 2010

The board of directors authorized the issuance of 500,000 shares of common stock with a value of $0.05 per share to Mr. Deng Xiang Xiong on August 18, 2009, for the compensation of services during 2009 which has been accountend for in the accruals during the year ended June 30, 2009.   The Company has issued 500,000 common shares on 19 August 2009 and forfeited 1,750,000 common shares during the fiscal year ended June 30, 2010. These transactions are already dispatched to the common stock transfer agent and completed.

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

Operating Leases - The Company has operating lease agreements for office premises, which expiring through Dec 2011. Future minimum rental payments under agreements classified as operating leases with non-cancelable terms for the next one year and thereafter are as follows:

June 30,
2011	$1,005,427
2012 and thereafter	-
$1,005,427

Rental expense paid for the years ended June 30, 2011 and 2010 were $1,357,736 and $929,094 respectively.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

17.	SEGMENT INFORMATION

The Group is principally engaged in the operation of business equity and financial consulting services, and paper products in the PRC and international. The analysis of the Group’s sales by product and services, and geographical market are presented as follow:

	Year Ended June 30
	2011	2010	2011	2010
	US$	US$
Sales of paper products	19,375,862	1,460,651	98%	54%
E-commerce solutions
- website design and development	-	1,245,467	-	46%
Consultant service income	359,482	-	2%	-
	19,735,344	2,706,118	100%	100%

	Year Ended June 30
	2011	2010	2011	2010
	US$	US$
British Virgin Island	-	1,173,759	-	43%
People Republic China	19,735,344	1,532,359	100%	57%
	19,735,344	2,706,118	100%	100%

18.	IMPAIRMENT OF INVESTMENT IN ASSOCIATED COMPANY

An investment in an associated company Hainan Special Economic Zone Property Right Exchange Center (PREC) with an equity balance of 1,258,742 was found being impaired and written-off in last year statement of income.

	2011	2010
	US$	US$
At July 1	1	1
Add: Foreign currency gain	-	-
Less: Impairment loss	-	-

At June 30	1	1

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

19.	GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $7,956,452 for the year ended June 30, 2011 and has an accumulated deficit of $44,076,475 as of June 30, 2011.  The Company also continues to experience negative cash flows from operations. The Company will be required to raise additional capital to fund its operations, and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to strengthen its core business, control its overall expenditures, improve the efficiency of its operations and continue its efforts to expand by acquiring other business opportunities.

20.	SUBSEQUENT EVENT

On September 15, 2011, the shareholders and board of directors of China Equity (“CEPHGL”) authorized and agreed to issue a special dividend at US$986,548 (RMB 6,300,000) based on the shareholding cut-off date of August 31, 2011. The Company will receive US$527,014 (RMB 3,365,460) based on 53.42% of shareholding on August 31, 2011.

The retroactive effects in the balance sheet reflecting the dividend paid to non-control interest are as following:

Dr  Non-control interest            $459,534
Cr  Cash at banks                     $459,534

1.	Total Current Assets and Total Assets will be reduced by $459,534
2.	Total Shareholders Equity and Total Liabilities – Shareholders’ Equity will be reduced by $459,534.

The Company has evaluated all other subsequent events through October 11, 2011 the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements except the balance sheet retrospective effects of subsidiary dividend issued after the balance sheet date disclosed on the above statements.ALBERT WONG & CO.
CERTIFIED PUBILC ACCOUNTANTS
Room 701, 7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., CPA(Practising)

To:      The board of directors and stockholders of
Uni Core Holdings Corporation (formerly known as Intermost Corporation)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Uni Core Holdings Corporation (formerly known as Intermost Corporation) and subsidiaries as of June 30, 2011 and 2010 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uni Core Holdings Corporation (formerly known as Intermost Corporation) as of June 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Hong Kong	Albert Wong & Co.
October 11, 2011	Certified Public Accountants

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2011 AND 2010
(Stated in US Dollars)

	Notes	2011	2010
ASSETS
Current assets
Cash and cash equivalents	2(e)	$2,177,729	$2,108,546
Accounts receivable, net	2(f)	5,094,329	4,496,210
Deposits, prepayment and other receivables	3	3,011,746	1,582,148
Amount due from related company	5	634,768	413,929
Other loan receivables	6	112,447	236,292
Inventory	8	1,863,474	2,435,369

Total current assets		$12,894,493	$11,272,494
Unlisted investment	2(g)	949,873	949,873
Investment in associated companies	2(l)	1	1
Goodwill	4	8,779,715	11,157,681
Plant and equipment, net	7	7,229,808	8,165,308
Intangible assets, net	9	1,234,368	1,197,300

TOTAL ASSETS		$31,088,258	$32,742,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$4,598,085	$3,509,165
Accrued liabilities and other payable	10	2,943,009	2,889,068
Customers deposits		19,705	18,280
Advance from a shareholder	11	976,561	337,658
Finance leases	12	-	132,763
Short term loan	13	6,118,679	5,527,978
Business and other taxes payable		1,104	1,141

Total current liabilities		$14,657,143	$12,416,053

TOTAL LIABILITIES		$14,657,143	$12,416,053
See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2011 AND 2010
(Stated in US Dollars)

	Notes	2011	2010
STOCKHOLDERS’ EQUITY

Preferred stock at $0.001 par value,
5,000,000 (2010: Nil) shares authorized,
Nil (2010: Nil) shares issued and outstanding.		-	-

Common stock at $0.001 par value,
2,000,000,000 (2010: 2,000,000,000) shares
authorized, 707,406,873 (2010: 664,031,873)
shares issued and outstanding
at June 30, 2011;	15	$707,407	$664,032
Additional paid-in capital	15	57,556,806	54,050,181
Accumulated deficit		(44,076,475)	(36,120,023)
Non-control interest		1,406,863	1,229,502
Accumulated other comprehensive income	2(t),15	836,514	502,912

		$16,431,115	$20,326,604
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$31,088,258	$32,742,657

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

	Notes	2011	2010

Net revenues	2(m)	$19,735,344	$2,706,118
Cost of net revenues		(19,125,664)	(1,252,343)

Gross profit		$609,680	$1,453,775
Selling, general and administrative expenses		(5,913,562)	(3,188,394)

Loss from operations		$(5,303,882)	$(1,734,619)
Interest income		12,523	1,148
Interest expense		(609,447)	(34,882)
Dividend income		950,542	439,405
Bad debts recovery		-	49,587
Bad debts written off	3(d)	(38,154)	(300,441)

		$(4,988,418)	$(1,579,802)
Unusual items
Impairment on Goodwill	4	(2,854,023)	(11,099,123)

Loss before income taxes and minority interests		$(7,842,441)	$(12,678,925)
Income taxes	14	-	-

Net loss before minority interests		$(7,842,441)	$(12,678,925)
Non-control interest		(114,011)	(158,828)

Net loss		$(7,956,452)	$(12,837,753)

Net loss per share:
-Basic and diluted		$(0.0115)	$(0.0507)

Weighted average no. of common stock
-Basic and diluted		690,079,476	253,343,004

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

			Additional	Accumulated
	No.		paid	Other
	shares	Common	In	comprehensive	Accumulated	Non-control
	outstanding	stock	capital	Income/(loss)	deficit	interest	Total
Balance, July 1, 2009	213,281,873	$213,282	$24,997,931	$(32,062)	$(23,282,270)	$446,361	$2,343,242
Net (loss)/profit	-	-	-	-	(12,837,753)	158,828	(12,678,925)
Issuance of common stock on August 19, 2009	500,000	500	24,500	-	-	-	25,000
Cancellation of common stock on October 8, 2009	(1,750,000)	(1,750)	(320,250)	-	-	-	(322,000)
Issuance of common stock on October 15, 2009	12,000,000	12,000	1,188,000	-	-	-	1,200,000
Issuance of common stock on January 8, 2010	110,000,000	110,000	7,040,000	-	-	-	7,150,000
Issuance of common stock on June 1, 2010	330,000,000	330,000	21,120,000	-	-	-	21,450,000
Issuance of common stock by CEPHGL	-	-	-	-	-	615,750	615,750
Foreign currency translation adjustment	-	-	-	534,974	-	8,563	543,537
Balance, June 30, 2010	664,031,873	$664,032	$54,050,181	$502,912	$(36,120,023)	$1,229,502	$20,326,604

Balance, July 1, 2010	664,031,873	$664,032	$54,050,181	$502,912	$(36,120,023)	$1,229,502	$20,326,604
Net (loss)/profit	-	-	-	-	(7,956,452)	114,011	(7,842,441)
Issuance of common stock on November 18, 2010	37,500,000	37,500	2,962,500	-	-	-	3,000,000
Issuance of common stock for service fee on November 18, 2010	1,875,000	1,875	148,125	-	-	-	150,000
Issuance of common stock on January 18, 2011	4,000,000	4,000	396,000	-	-	-	400,000
Foreign currency translation adjustment	-	-	-	333,602	-	63,350	396,952

Balance, June 30, 2011	707,406,873	707,407	57,556,806	836,514	(44,076,475)	1,406,863	16,431,115

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

	Note	2011	2010
Cash flows from operating activities
Net loss		$(7,956,452)	$(12,837,753)
Amortization of intangible assets		23,906	23,805
Bad debts	3(d)	38,154	300,441
Depreciation		1,055,646	143,138
Loss on disposal of fixed assets		422,391	-
Impairment of goodwill	4	2,854,023	11,099,123
Consultant fee by issuances of common stock		150,000	900,000
Non-control interest		114,011	158,828
Issuances of common stock by CEPHGL		-	615,827

Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts receivable, net		(367,701)	(85,025)
Deposits, prepayment and other receivable		(1,318,295)	258,410
Inventory		674,493	181,476
Accounts payables		893,663	(264,637)
Accrued liabilities and other payable		206,797	(148,156)
Customers deposits		513	135,879
Deferred revenue		-	(493)
Business and other taxes payable		(481)	(23,897)

Net cash (used in)/provided by operating activities		$(3,209,332)	$456,966

Cash flows from investing activities
Acquisition of plant and equipment		$(174,205)	$(9,957)
Bank balance acquired from issuance of common stock		-	592,971
Acquisition of intangible assets		(2,459)	(28,561)

Net cash (used in)/provided by investing activities		$(176,664)	$554,453

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

	2011	2010
Cash flows from financing activities
Advance from a related party	$(195,517)	$(58,587)
Advance from a shareholder	606,874	-
Repayment of finance lease	(296,065)	(21,059)
Bank loans	310,993	218,359
Insurance of common stock	3,550,000	-

Net cash provided by financing activities	$3,976,285	$138,713

Net increase in cash and cash equivalents	$590,289	$1,150,132

Effect of foreign currency translation on cash and cash equivalents	(521,106)	382,891

Cash and cash equivalents–beginning of year	2,108,546	575,523

Cash and cash equivalents–end of year	$2,177,729	$2,108,546

	2011	2010
Supplementary cash flow information:
Interest received	$12,523	$1,148
Interest expense	(609,447)	(34,882)

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
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
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
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

The Company’s subsidiaries and affiliated companies and their principal activities as of June 30, 2010 are summarized as follows:

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

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)	Principles of Consolidation (continued)

Name	Place of incorporation of organization	Percentage of Equity Interest Attributable to the Company	Principal Activities
ChinaE.com Investment Consultants (Shenzhen) Company Ltd. (“CECICSL”)****	PRC	53.42%	Inactive

Intermost Focus Advertising Company Ltd.(“IFACL”)****	PRC	48.07%	Inactive

Shenzhen United Property And Share Rights Exchange (fka. “Shenzhen International Hi-Tech Property Right Exchange Centre”) (“SIHTPREC”)*****	PRC	8.01%	Private equity exchange

Hainan Special Economic Zone Property Right Exchange Center (“PREC”)*****	PRC	11.22%	Private Property Right Exchange

Easeway Investments Limited (“EIL”)	British Virgin Islands	100%	Inactive

APT Paper Group Limited (“APTPGL”)	Cayman Islands	100%	Investment holding

Plan Star Development Limited (“PSDL”)	Hong Kong	100%	Investment holding

Jin Long Paper Products Company Limited (“JLPPCL”)	PRC	100%	Manufacturing and wholesale of paper product

Ho Ni Long Honeycomb Paper Product (Shenzhen) Company Limited (“HNL”)	PRC	100%	Manufacturing and wholesale of paper product

Pheng Hoon Honeycomb Paper Products Pte. Limited (“PHHP”)	Singapore	12.67%	Paper or paper product wholesale

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
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
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)	Principles of Consolidation (continued)

*** CECTSL and CECITL are wholly foreign owned enterprises established in the PRC to be operated until 2014 and 2018 respectively. They are subsidiaries of CEPHGL and their operations are consolidated into CEPHGL’s financial statements.

**** IFACL and CECICSL are equity joint ventures established in the PRC to be operated until 2011 and 2026 respectively. They are subsidiaries of CEPHGL and their operations are consolidated into CEPHGL’s financial statements.

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
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
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

The non-marketable equity security investments are presented at historical cost because the Company does not have significant influence over the underlying investments. These investments are subject to a periodic impairment review. To the extent any impairment is considered other-than-temporary, the investment is written down to its fair value and the loss is recorded as interest income and other, net.  The amount of unlisted investment is RMB 6,441,372 of Shenzhen United Property And Share Rights Exchange (f.k.a. “Shenzhen International Hi-Tech Property Right Exchange Centre”) (“SIHTPREC”), no impairment has been found necessary.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
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

(j)	Inventories

Inventories consist of finished goods, work in progress and raw materials, and stated at the lower of cost or market value. Substantially all inventory costs are determined using the weighted average basis. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead. The management regularly evaluates the composition of its inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required.

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

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(z)	Revenue recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with, and collectability is probable.

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

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(aa) Stock compensation

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

The Company did not have any stock options outstanding during the year ended June 30, 2011 (2010: Nil). Accordingly, no pro forma financial disclosure is provided herein.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(bb) Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

(cc) Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in selling expenses were $nil and $493 for the years ended June 30, 2011 and 2010 respectively.

(dd) Income taxes

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

In respect of the Company’s subsidiaries domiciled and operated in China, Taiwan and Hong Kong, the taxation of these entities can be summarized as follows:

The subsidiaries incorporated in PRC are subject to the corporation income tax rate of 25% for 2011 and 2010.

The subsidiary incorporated in BVI while operated in Taiwan will be considered a non-resident for tax purposes to the profit-seeking enterprise income tax which is from 0% to 25%. However, it will be subject to profit-seeking enterprise income tax only for its income derived from Taiwan sources.

The subsidiaries are subject to Hong Kong profits tax rate of 16.5% (2010: 16.5%).

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(q)  Income taxes (continued)

The Company is subject to United States federal corporate income tax according to Internal Revenue Code Sections 951 and 957.  Corporate income tax is imposed on graduated rates in the range of:

Taxable Income
Rate	Over	But not over	Of Amount Over
15%	-	50,000	-
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

(ee)	Earnings per share

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

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(ff)	Foreign currency translation

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

	June 30, 2011	June 30, 2010
Year end HKD : US$ exchange rate	7.7834	7.7868
Average yearly HKD : US$ exchange rate	7.7745	7.7608

	June 30, 2011	June 30, 2010
Year end TWD : US$ exchange rate	28.9100	32.2763
Average yearly TWD : US$ exchange rate	30.1354	32.2198

	June 30, 2011	June 30, 2010
Year end RMB : US$ exchange rate	6.4635	6.7813
Average yearly RMB : US$ exchange rate	6.6278	6.8274

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(gg)	Comprehensive income

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
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(v)	Recent accounting pronouncements

In July 2010, the FASB issued ASU 2010-20 an accounting update to provide guidance to enhance disclosures related to the credit quality of a company's financing receivables portfolio and the associated allowance for credit losses (“FASB ASC Topic 310”). Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users' evaluation of the nature of credit risk inherent in the company's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Company beginning in the second quarter of fiscal 2011, and the revised discourses related to activities during the reporting period are effective for the Company beginning in the third quarter of fiscal 2011. The adoption of such standard did not have a material impact on the Company's consolidated financial statements and disclosures.

In December 2010, the FASB issued ASU 2010-28 an accounting pronouncement related to intangibles – goodwill and other (“FASB ASC Topic 350”), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. We will adopt this pronouncement for our fiscal year beginning July 1, 2011. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 an accounting pronouncement related to business combinations (“FASB ASC Topic 815”), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(w)	Recent accounting pronouncements (continued)

In January 2011, the FASB issued ASU 2011-01 an accounting pronouncement related to receivables (“FASB ASC Topic 310”). The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.

The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.

In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification™ (Codification) Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.

For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. For nonpublic entities, the amendments to the Codification in the ASU are effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods. Early application is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(w)	Recent accounting pronouncements (continued)

In a typical repo transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. FASB Accounting Standards Codification™ (Codification) Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets.

The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.

The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in ASU 2011-04 early, but no earlier than for interim periods beginning after December 15, 2011.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(w)	Recent accounting pronouncements (continued)

The FASB has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification™  (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.

ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

3.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables are summarized as follow:

	2011	2010
Rental and utilities deposits	$216,939	$67,433
Advance to employees (c)	61,528	178,950
Prepaid expenses	133,563	611,001
Deposit for acquisition (e)	709,430	-
Deposit by court order (b)	622,193	622,193
Trade deposit paid	457,853	-
Other receivables (a)	57,308	100,000
Deposit for legal services	16,353	-
Advanced to third party (f)	753,735	-
Others	-	2,571
Exchange difference	(17,156)	-

	$3,011,746	$1,582,148

(g)	Other receivables are the amount that will be collected from an associated company, Golden Anke Technology, Ltd. It is unsecured, non-interest bearing, and, due and payable on demand.

(h)
Fu Xiang Peng and Liu Fang Rong Versus Shenzhen Jinlong Paper Products Co., Ltd., Honilong Honeycomb Paper Product (Shenzhen) Co., Ltd., Shenzhen Jinli Honeycomb Paper Products Equipments Co., Ltd., Suzhou Eastern Sunrise Wall Material Technology Co., Ltd. And Qingdao Eastern Sunrise Co., Ltd. All the parties of this case have reached a settlement agreement, and Shenzhen Jonlong Paper Products Co., Ltd. has deposited relevant amount of maoney into the specified bank account according to the court’s instruction.

(i)
Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the rollforward of the activity in the advances to employees:

	2011	2010

Beginning balance, July 1	$178,950	$7,412
Add: Advanced during the year	-	178,950

Less: Transferred to income statement	(117,422)	(7,412)
Recollected from employees	-	-

Ending balance, June 30	$61,528	$178,950

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

6.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES (continued)

(j)	The bad debt written-off in June 30, 2011 was $38,154 (2010: $300,441) which was trade debts written-off.

(k)
On December 21, 2009, Uni Core Holdings Corporation (UCHC) entered into Investment Cooperation Agreement (Agreement) with the shareholders of Shaanxi Prosperous Agriculture Company Limited (Prosperous Agriculture) to acquire 51% equity of Prosperous Agriculture by two phrases and exchanged in total 11 millions of UCHC shares.

(l)	Deposit of US$753,735 (RMB5,000,000) for the set-up of Avana Insurance Agency in PRC.

7.	GOODWILL

Pursuant to the Stock Exchange Agreement between the Company and China Equity Platform Holding Group Limited (CEPHGL), the Company has transferred the subsidiary companies, CECITL, CECICSL, IFACL & CECTSL and investments in PRC companies, SIHTPREC & PREC to CEPHGL in exchanging 60% of shareholdings in CEPHGL during the fiscal year end of June 30, 2010. The calculation of goodwill is list as below:

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

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

10.	GOODWILL (continued)

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

Pursuant to the acquisition agreement completed on May 31, 2010 with APT Paper Group Limited, the company issued 440,000,000 common stocks at market price at approximate $0.065 per share as of June 1, 2010.  The transaction was shown as below:

	RMB	USD
Cost of acquisition	$195,309,400	$28,600,000
Net equity of APT Paper Group Limited	43,867,573	6,422,308

	$151,441,827	$22,177,692

Impairment on Goodwill	(94,694,140)	(14,650,598)
Exchange differences	-	1,252,621

Goodwill balance at June 30, 2011	$56,747,687	$8,779,715

	RMB	USD
Cost of acquisition	$195,309,400	$28,600,000
Net equity of APT Paper Group Limited	43,867,573	6,422,308

	$151,441,827	$22,177,692

Impairment on Goodwill	(75,778,245)	(11,099,123)
Exchange differences	-	79,112

Goodwill balance at June 30, 2010	$75,663,582	$11,157,681

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

11.	AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties, it was unsecured, interest free and repayable on demand, it comprises the followings:

	2011	2010
Boxuan (Shanghai) Investment Consultant Limited.	$-	$324,060
Jinzuan (Beijing) Investment & Management Consultant Limited	-	29,460
FG Management Company Limited	-	58,986
First Federal Holdings Limited	634,768	-
Exchange currency difference	-	1,423

	$634,768	$413,929

12.	OTHER LOAN RECEIVABLES

The Company made a loan to an un-related third party of US$250,000 and US$350,000 on November 28, 2005 and December 12, 2005, respectively with interest rate at 12% p.a. and due and payable on September 28, 2006 and September 12, 2006 respectively. The Company had written off US$123,845.  The US$112,447 (2010: US$236,292) balances of the loans are still outstanding and the Company is continuously charging the loan interest accordingly.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

13.	PLANT AND EQUIPMENT, NET

Plant and equipment comprise the followings:

	2011	2010
At cost
Computer equipment	$-	$381,502
Buildings	4,669,747	4,381,646
Machinery and equipment	8,861,309	8,220,604
Motor vehicles	334,870	404,778
Leasehold improvement	211,052	242,653
Furniture and office equipment	523,418	32,478

	$14,600,396	$13,663,661
Less: Accumulated depreciation	(7,370,588)	(5,498,353)

	$7,229,808	$8,165,308

Depreciation expenses were $1,055,646 and $143,138 for the years ended June 30, 2011 and 2010 respectively.

14.	INVENTORIES

Inventories comprise the followings:

	2011	2010

Finished goods	$1,052,959	$1,180,279
Work in process	72,732	218,216
Raw materials and low value consumables	737,783	1,036,874

	$1,863,474	$2,435,369

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

15.	INTANGIBLES, NET

Details of intangibles are as follows:
	2011	2010

Land use rights, at cost	$1,200,877	$1,200,877
Patents and trademark, at cost	53,512	53,512
Exchange difference	52,694	-

	$1,307,083	$1,254,389
Less: accumulated amortization	(72,715)	(57,089)
Total intangibles, net	$1,234,368	$1,197,300

Amortization expense included in the general and administrative expenses for the years ended 2011 and 2010 were $23,906 and $23,808 respectively.

13.	ACCRUED LIABILITIES AND OTHER PAYABLES

    Accrued liabilities and other payables are summarized as follows:

	2011	2010
Wages and bonus	$97,374	$472,417
Consultancy fees	6,189	-
Accrual	1,249,102	1,616,295
Other payables to unrelated parties	355,844	362,461
Audit and review fees	40,000	40,000
Deposit from customers	888,978	-
Loan from shareholder	305,522	381,942
Other	-	15,953

	$2,943,009	$2,889,068

14.	ADVANCE FROM A SHAREHOLDER

Advance from a shareholder, Pai, Chia-Hui, also known as Fred C.H. Peck, the shareholder of the group, who provided urgent funds for subsidiaries’ operation.  The amount is unsecured, interest free and repayable on demand.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

15.	FINANCE LEASES

Details of finance leases are as follows:

Lessee	Lease term	Nature of lease	Outstanding amount
Chailease International Finance Corporation	November 2007 – April 2011	Machinery	$132,763

16.	SHORT TERM LOAN

Details of short term loan are as follows:

	Due date	June 30, 2011
Bank Of Communications (Shenzhen Branch)	Feb 11, 2012	232,072
Haier Financial Limited Company	Dec 9, 2011	1,864,018
China Development Bank *	Apr 13, 2012	3,831,042
Exchange currency difference		191,547
		6,118,679

	Due date	June 30, 2010
Bank Of Communications (Shenzhen Branch)	Sept 10, 2011	95,745
Haier Financial Limited Company	Jun 10, 2011	1,039,026
Taiwan Business Bank (HK Branch)	Oct 20, 2011	540,000
China Development Bank *	Apr 13, 2011	3,831,042
Exchange currency difference		22,165
		5,527,978

* The loan was secured by the Company assets:

Land use rights	$1,200,877
Buildings	$2,937,099

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

10.	INCOME TAXES

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

The reconciliation of the United States federal income tax rate to the effective income tax rate based on loss before income taxes stated in the consolidated statements of operations is as follows:

Deferred taxation consisted of:
	2011	2010

Net operating loss carry forwards	$7,956,452	$12,837,753
Valuation allowance	(7,956,452)	(12,837,753)

Deferred tax assets, net	$-	$-

The change in valuation allowance from June 30, 2010 to June 30, 2011 is primarily related to the tax effects of the increase in the net operating loss in the current fiscal year. The Company has net operating loss carry forwards totaling approximately $36 million as of June 30 2011 (2010: $23 million), primarily relating to operations in the PRC and Taiwan. A valuation allowance has been established for the full amount of the deferred tax benefit related to those loss carry forwards and other deferred tax assets as management believes that their realization is uncertain.  The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2008, 2009 and 2010 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company’s2004/2005, 2005/2006, 2006/2007, 2007/2008, 2008/2009, 2009/2010, 2010/2011 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination. The Company’s 2009, 2010 and 2011 China Corporate Income Tax are subject to China State Administration of Taxation examination.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

11.	STOCKHOLDERS’ EQUITY

Year ended June 30, 2011

On November 18, 2010, Uni Core Holdings Corporation (“UCHC”) proceeded with a placement exercise with Alliance Harvest Limited and Gain Onway Limited for equity financing. The total fund to be raised will be US$3,000,000 in exchange of 37,500,000 new shares of UCHC.

Wise Link Management Limited will get the commission of another 1,875,000 shares of the Company as the financial consultant.

On December 21, 2009, Uni Core Holdings Corporation (UCHC) entered into Investment Cooperation Agreement (Agreement) with the shareholders of Shaanxi Prosperous Agriculture Company Limited (Prosperous Agriculture) to acquire 51% equity of Prosperous Agriculture by two phrases and exchanged in total 11 millions of UCHC shares.

The first phrase of 21% equity of Prosperous Agriculture transferred to UCHC’s subsidiaries, IMOT Information Technology (Shenzhen) Limited (IMOTSZ), was approved by PRC authority on December 24, 2010.

According to the term of the Agreement, the Board of Directors did on January 18, 2011 approved the allotment of the 4 million shares to the parties below:

Number of shares

Wang Fei	2,232,000
Wu Qiang	1,116,000
Zhao Jing Jing	372,000
China Equity Platform Holding Group Limited	160,000
Star Fair Ventures Corporation	120,000
4,000,000

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

19.	STOCKHOLDERS’ EQUITY (continued)

Year ended June 30, 2010

The board of directors authorized the issuance of 500,000 shares of common stock with a value of $0.05 per share to Mr. Deng Xiang Xiong on August 18, 2009, for the compensation of services during 2009 which has been accountend for in the accruals during the year ended June 30, 2009.   The Company has issued 500,000 common shares on 19 August 2009 and forfeited 1,750,000 common shares during the fiscal year ended June 30, 2010. These transactions are already dispatched to the common stock transfer agent and completed.

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

20.	COMMITMENTS

Operating Leases - The Company has operating lease agreements for office premises, which expiring through Dec 2011. Future minimum rental payments under agreements classified as operating leases with non-cancelable terms for the next one year and thereafter are as follows:

June 30,
2011	$1,005,427
2012 and thereafter	-
$1,005,427

Rental expense paid for the years ended June 30, 2011 and 2010 were $1,357,736 and $929,094 respectively.

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

21.	SEGMENT INFORMATION

The Group is principally engaged in the operation of business equity and financial consulting services, and paper products in the PRC and international. The analysis of the Group’s sales by product and services, and geographical market are presented as follow:

	Year Ended June 30
	2011	2010	2011	2010
	US$	US$

Sales of paper products	19,375,862	1,460,651	98%	54%
E-commerce solutions
- website design and development	-	1,245,467	-	46%
Consultant service income	359,482	-	2%	-
	19,735,344	2,706,118	100%	100%

	Year Ended June 30
	2011	2010	2011	2010
	US$	US$

British Virgin Island	-	1,173,759	-	43%
People Republic China	19,735,344	1,532,359	100%	57%
	19,735,344	2,706,118	100%	100%

22.	IMPAIRMENT OF INVESTMENT IN ASSOCIATED COMPANY

An investment in an associated company Hainan Special Economic Zone Property Right Exchange Center (PREC) with an equity balance of 1,258,742 was found being impaired and written-off in last year statement of income.

	2011	2010
	US$	US$
At July 1	1	1
Add: Foreign currency gain	-	-
Less: Impairment loss	-	-

At June 30	1	1

UNI CORE HOLDINGS CORPORATION
(Formerly Known As INTERMOST CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

20.	GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $7,956,452 for the year ended June 30, 2011 and has an accumulated deficit of $44,076,475 as of June 30, 2011.  The Company also continues to experience negative cash flows from operations. The Company will be required to raise additional capital to fund its operations, and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to strengthen its core business, control its overall expenditures, improve the efficiency of its operations and continue its efforts to expand by acquiring other business opportunities.

21.	SUBSEQUENT EVENT

On September 15, 2011, the shareholders and board of directors of China Equity (“CEPHGL”) authorized and agreed to issue a special dividend at US$986,548 (RMB 6,300,000) based on the shareholding cut-off date of August 31, 2011. The Company will receive US$527,014 (RMB 3,365,460) based on 53.42% of shareholding on August 31, 2011.

The retroactive effects in the balance sheet reflecting the dividend paid to non-control interest are as following:

Dr  Non-control interest      $459,534
Cr  Cash at banks                 $459,534

3. Total Current Assets and Total Assets will be reduced by $459,534
4. Total Shareholders Equity and Total Liabilities – Shareholders’ Equity will be reduced by $459,534.

The Company has evaluated all other subsequent events through October 11, 2011 the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements except the balance sheet retrospective effects of subsidiary dividend issued after the balance sheet date disclosed on the above statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMOST CORPORATION

By:	/s/ China Hsun Wu
Chia Hsun Wu
Chief Executive Officer

By:	/s/ Thomas Lee
Thomas Lee
Chief Financial Officer

Dated:   October 12, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date: October 12 , 2011

/s/ Fred Peck	Director
Fred Peck

/s/ China Hsun Wu	Director and Chief Executive Officer
Chia Hsun Wu

/s/Hiroshi Shinohara	Director
Hiroshi Shinohara

/s/ Wang Hsin-Wei	Director
Wang Hsin-Wei