Form 10-K/A
period 2011-06-30
UNI CORE HOLDINGS CORP
filed 2011-10-17
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Following the initial filing of this Form 10-K, Uni Core Holdings Corporation discovered incorrect numbering of the paragraphs in the auditor’s report and financial statement. Consequently, the Registrant is amending this Form 10-K to include the revised auditor’s report and financial statement. No disclosure was changed as a result of the numbering change.

TABLE OF CONTENTS

		Page

PART II

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	4

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	4

SIGNATURE AND EXHIBITS		42

Note Regarding Forward Looking Statements

This document contains “forward-looking statements.”  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and involve a number of risks and uncertainties, as well as assumptions that, if they were to materialize or if they prove incorrect, would likely cause our results to differ materially from those expressed or implied by such forward-looking statements.  Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

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

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to Item 15 Financial Statement Schedules

PART IV

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

Dated:    October 14, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date: October 14 , 2011

/s/ Fred Peck	Director
Fred Peck

/s/ China Hsun Wu	Director and Chief Executive Officer
Chia Hsun Wu

/s/Hiroshi Shinohara	Director
Hiroshi Shinohara

/s/ Wang Hsin-Wei	Director
Wang Hsin-Wei