Form 10-Q
period 2011-09-30
UNI CORE HOLDINGS CORP
filed 2011-11-14
CIK 1088312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission file number:  000-30430

Uni Core Holdings Corporation
(Exact name of registrant as specified in its charter)

Formerly known as “Intermost Corporation”

Wyoming	87-0418721
(State or other jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

Room 2602, Bank of America Tower, 12 Harcourt Road, Central, Hong Kong	000000
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 707,406,873 shares of common stock as of October 31, 2011.

ITEM 1.  FINANCIAL STATEMENTS.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept 30, 2011	June 30, 2011
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$1,723,719	$2,177,729
Accounts receivable, net	6,486,124	5,094,329
Deposits, prepayment and other receivables	3,135,523	3,011,746
Amount due from related company	641,547	634,768
Other loan receivables	108,001	112,447
Inventory	1,594,879	1,863,474

Total current assets	$13,689,793	$12,894,493
Unlisted investment	949,873	949,873
Investment in associated companies	1	1
Goodwill	8,873,481	8,779,715
Plant and equipment, net	7.151.661	7,229,808
Intangible assets, net	1,238,755	1,234,368

TOTAL ASSETS	$31,903,564	$31,088,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,449,961	$4,598,085
Accrued liabilities and other payable	3,844,445	2,943,009
Customers deposits	20,040	19,705
Advance from a shareholder	1,127,697	976,561
Unsecured interest-bearing loan	6,436,709	6,118,679
Convertible loan stock	634,500	-
Business and other taxes payable	4,090	1,104

Total current liabilities	$17,517,442	$14,657,143

TOTAL LIABILITIES	$17,517,442	$14,657,143

See accompanying notes to consolidated financial statements

ITEM 1.  FINANCIAL STATEMENTS.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept 30, 2011	June 30, 2011
	USD	USD

STOCKHOLDERS’ EQUITY

Preferred stock at $0.001 par value, 2,000,000,000 shares authorized, Nil (2010:Nil) shares issued and outstanding	-	-

Common stock at $0.001 par value, 500,000,000 shares authorized, 707,406,873 (June, 30, 2011:707,406,873) shares issued and outstanding	707,407	707,407
Additional paid-in capital	57,556,806	57,556,806
Accumulated deficit @1.7.06	(45,256,841)	(44,076,475)
Non-control interest	893,620	1,406,863
Accumulated other comprehensive loss	485,130	836,514

	$14.386.122	$16,431,115

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,903,564	$31,088,258

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended Sept 30,
	2011	2010
	USD	USD
Net revenue	6,310,225	4,592,592
Cost of revenues	(5,943,974)	(3,836,564)
Gross profit	366,251	756,028
Costs and expenses:
Selling, general and administrative expenses	(1,535,137)	(1,615,124)
Impairment of goodwill	0	0
Exchange differences	69,668	(36,650)
Amortization of intangible assets	0	(1,453)
Total costs and expenses	(1,465,469)	(1,653,227)

Loss from operations	(1,099,218)	(897,199)
Interest income	11,622	422
Interest expenses	(182,030)	(84,394)
Bad debts recovery	20,167	14,062
Other income (loss), net	(126)	41,084
Loss before income taxes, minority interests and equity in earnings of associated companies	(1,249,585)	(926,025)
Income taxes	0	0
Loss before minority interests and equity in earnings of associated companies	(1,249,585)	(926,025)
Minority interests	69,219	156,525

Net loss	(1,180,366)	(769,500)

Net loss per common share-basic and diluted	(0.0017)	(0.0012)
Weighted average number of common shares outstanding-basic and diluted	707,406,873	664,031,873

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended Sept 30,
	2011	2010
	USD	USD
Cash flows from operating activites
Net loss	(1,180,366)	(769,500)
Amortization of intangible assets	8,771	1,448
Depreciation	161,034	180,619
Loss on disposal of fixed assets	208	0
Non-control interests	(526,786)	(155,505)
Adjustments to reconcile net loss to net cash provided by operating activities:-
Accounts receivables	(1,333,634)	(230,782)
Inventories	287,687	(363,534)
Deposits, prepayments and other receivables	(91,355)	254,320
Accounts payable	800,516	882,812
Accrued liabilities	867,563	243,523
Cutomer deposits	125	155
Business taxes and government surcharges payable	2,966	(74)
Net cash generated from/(used in) operating activities	(1,003,271)	43,482
Cash flows from investing activities
Acquisition of plant and equipment	(6,317)	(557,056)
Net cash used in investing activities	(6,317)	(557,056)
Cash flows from financing activities
Advances from related parties	0	6,438
Bank loan	251,974	64,900
Advance from director	140,312	0
Convertible loan stock	638,350	0
Net cash generated from/(used in) financing activities	1,030,636	71,338

Cash and cash equivalents
Net increase (decrease)	21,048	(442,236)
Accumulated other comprehensive loss	(475,058)	174,645
Balance at beginning of period	2,177,729	2,108,546
Balance at end of period	1,723,719	1,840,955

Supplemental cash flow information:
Interest received	11,622	422
Interest expenses	(182,030)	(84,394)

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED SEPT 30, 2011 AND 2010

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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2011, the results of operations for the three months ended September 30, 2011 and 2010, and the cash flows for the three months ended September 30, 2011 and 2010. The balance sheet as of June 30, 2011 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2012.

2.  NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the three months ended September 30, 2011 and 2010. Accordingly, basic and diluted earnings per share are the same for all periods presented.

3.  FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in Renminbi (“Rmb”), the currency of the People’s Republic of China (the “PRC”). The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb6.3952 to US$1.00. The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss. For further information, refer to the Note 6.

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Rmb continuously appreciated to Rmb6.4635 for US$1 at June 30, 2011. And the Rmb further appreciated to Rmb6.3952 for US$1 at this quarter ended September 30, 2011.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

For the purposes of financial statements presentation, the United States dollars equivalents of the all numbers are translated at the rate of USD$1 to Rmb6.3952.

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

The Company did not have any stock options outstanding during the period ended September 30, 2011 (2010: Nil). Accordingly, no pro forma financial disclosure is provided herein.

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

See generally the caption “Overview” under Item 2 and the sub captions “Risks Associated with Doing Business in China” and “Certain Factors Affecting Operating Results” under the caption “Overview”.

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

See generally the caption “Overview” under Item 2 and the sub captions “Risks Associated with Doing Business in China ” and “Certain Factors Affecting Operating Results” under the caption “Overview”.

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

The  Company’s key consolidated subsidiaries organized in the PRC  (IMOT  Information  Technology  (Shenzhen) Ltd., ChinaE.com E-Commerce Co. Ltd., ChinaE.com  Technology (Shenzhen) Ltd., ChinaE.com Investment Consultant (Shenzhen) Ltd. and Intermost Focus Advertising Company Ltd.) are subject to PRC enterprise income taxes at a rate of 25%.

8.  CONCENTRATION

The Company had entered into a joint venture agreement with other PRC investors on February 19, 2009 to spin off the subsidiaries and investments in operating equity exchange.  The PRC investors will form a new company to hold these subsidiaries and investments and seek an independent listing of the new company on a US exchange.  The name of the new company is China Equity Platform Holding Group Limited. When the spin off process is completed, IMOT will get 53.4% –common stock of the newly formed company. The spin off process is still under processing and waiting for the approval from U.S. Securities and Exchange Commission. The subsidiary and associate companies will be spin off are listed as following:

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

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered; as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc.   Segment information for the three months period ended September 30, 2011 is as follows:

(a)	Net revenues:

	Three Months Ended September 30, 2011
Net revenues by major categories	Rmb’000	US$’000
Sales of paper products	40,185	6,266
E-commerce solutions
- website design and development	1	0
Consulting	283	44
	40,469	6,310

All net revenues were generated in PRC.

(b)	Net loss before equity in earnings of associated companies:

	Three Months Ended September 30, 2011
	Rmb’000	US$’000

Sales of paper products	(4,868)	(759)
E-commerce solutions
- website design and development	(500)	(78)
Consulting	(453)	(71)
Corporate	(2,193)	(342)
	(8,014)	(1,250)

(c)	Assets:

	As of September 30, 2011
	Rmb’000	US$’000
Sales of paper products	118,526	18,533
E-commerce solutions
- website design and development	7,892	1,234
Consulting	3,529	552
Corporate	74,522	11,653
	204,469	31,972

Substantially all of the Company's identifiable assets are located in the PRC.

(d)	Other items:

	Three Months Ended September 30, 2011
	Rmb’000	US$’000
Depreciation:
Sales of paper products	995	155
E-commerce solutions
- website design and development	21	3
Corporate	17	3
	1,033	161

There was fixed expenditure for fixed assets $6K during the three months ended September 30, 2011.

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

Accounting for the Impairment of Long-Lived Assets and Goodwill

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

Results of Operations - Three Months Ended September 30, 2011 and 2010

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the three months ended September 30, 2011derived principally from sales of paper products of APT Paper Group Limited and e-commerce solutions & consultancy services provided by ChinaE.com Tech and ChinaE.com Investment Consultants. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:
	3 months ended September 30
	2011	2011	2010	2010
	USD'000%		USD'000%
Sales of paper products	6,266	99.3%	4,591	99.96%
E-commerce solutions
- website design and development	0	0%	2	0.04%
Consulting	44	0.7%	-	0%
	6,310	100%	4,593	100%

Total net revenues increased to $6,310K during the three months ended September 30, 2011, as compared to $4,593K during the three months ended September 30, 2010. The increase in total net revenues was primarily due to the revenue from the sales of paper products which was generated from the subsidiaries, APT Paper Group Limited which was acquired in Jun 2011 .

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:
3 months ended September 30
2011	2011	2010	2010
USD'000%	USD'000%
Engineering/technician salaries	22	0%	-	0%
Direct materials	4,905	78%	2,621	57%
Direct labor	320	5%	248	6%
Manufacturing overhead	545	9%	701	15%
Depreciation	150	2%	265	6%
Others	2	0%	2	0%
5,944	94	%-	3,837	84	%-

The increase in costs of revenues for the period ended September 30, 2011 compared with 2010 was due to the increase of sales of of APT Paper Group Limited and the increase of purchase price of raw materials. Costs of revenues consist principally of the production cost of paper products for the periods ended September 30, 2011 and 2010. The costs of revenues for the period consist principally direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel employee benefits and office expenses.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	3 months ended September 30
	2011	2011	2010	2010
	USD'000%		USD'000%
Sales & Marketing salaries & commissions	187	3%	160	4%
Other sales and marketing exp	163	5%	170	4%
Rentals	292	3%	295	6%
Administrative salaries	316	5%	296	6%
Consultancy Fee	50	0%	-	0%
Corporate overhead	527	8%	694	15%
	1,535	24%	1,615	35%

The principal components of SG&A during the three months ended September 30, 2011 were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the three months ended September 30, 2011, SG&A expense decreased by 5% to $1,535K, as compared to $1,615K for the three months ended September 30, 2010.

The decreased of SG&A was mainly come from the decrease of corporate overhead.

Income Taxes

There was no income tax for both the three months ended September 30, 2011 and the three months ended September 30, 2010.

Minority Interest

Minority interests reflect the minority shareholders' proportionate interests in the net loss of the group operating losses of China Equity Platform Holding Group Limited.

Net Income (Loss)

The Company had net loss of $1,180K during the three months ended September 30, 2011, as compared to a net loss of $770K during the three months ended September 30, 2010.

Liquidity and Capital Resources – September 30, 2011

At September 30, 2011, the Company had cash and cash equivalents of $1,724K and net current liabilities of $3,828K, as compared to $1,841K of cash and cash equivalents and $2,397K of working capital at September 30, 2010. The accounts receivable was increased by $1,699K to $6,486K in 2011 as compared to $4,787K in 2010. The main reason of such increase was due to the increase in sales to Haier. The deposits, prepayments and other receivables were increased $1,793K to $3,136K in 2011 as compared to $1,343K in 2010. The increase was mainly from the increase of trade deposits paid to suppliers. The accounts payables was increased by $998K to $5,450K in 2011 as compared to $4,452K in 2010. The increase was mainly from the increase of turnover so that the purchase of materials was increased. The accrued liabilities and other payable were also increased by $961K to $3,844K in 2011 as compared to $2,883K in 2010. The increase was due to the increase of trade deposits from customers. In the quarter ended September 30, 2011, the Company had raised convertible loan stocks of $635K and these convertible loan stocks will be matured after six months. The loan from a shareholder and the bank loan were also increased in 2011 as compared to 2010, the increase of these loans were all for the payment of daily operating expenses.

Net cash used in operating activities was $1,003K for the three months ended September 30, 2011, as compared to net cash generated from operating activities of $43K for the three months ended September 30, 2010

Net cash used in investing activities was $6K and $557K or the three months ended September 30, 2011 and September 30, 2010 respectively, mainly consisting of an increase in additions of fixed assets.

Net cash generated from financing activities was $1,031K for three months ended September 30, 2011, was mainly the bank loan and the convertible loan stock. Net cash generated from financing activities was $71K for the three months ended September 30, 2010, mainly the issuance of share capital for the payment of consultancy fee to Star Fair Ventures Corp. and the consideration of deposit of acquisition of APT Paper Group Limited.

The Company continues to evaluate various opportunities to improve the operating performance of the Company’s businesses and to invest in or acquire other types of businesses.

Principal Commitments

At September 30, 2011, the Company has operating lease agreements for office premises, which are expiring in June 2035. The Company does not have any material commitments for capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at September 30, 2011.

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
Shenzhen United Property And Share Rights Exchange (fka. “Shenzhen International Hi-Tech Property Right Exchange Centre”)
Hainan Special Economic Zone Property Rights Exchange Centre

RISK FACTORS

In addition to other information in this Form 10-Q, including many risks presented in our Management’s Discussion and Analysis, the following risk factors should be carefully considered in evaluating our business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control.  The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition.  As a result of the risk factors set forth below and elsewhere in this 10-Q, the risks identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2011.

Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We had no legal proceedings outstanding as at September 30, 2011.

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

Date: November 11, 2011		UNI CORE HOLDINGS CORPORATION

	By:	/s/ Chia Hsun Wu
Chia Hsun Wu
Chief Executive Officer

	By:	/s/ Thomas Lee
Thomas Lee
Chief Financial Officer