Form 10-Q
period 2011-12-31
UNI CORE HOLDINGS CORP
filed 2012-02-13
CIK 1088312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 707,406,873 shares of common stock as of January 4, 2012.

ITEM 1. FINANCIAL STATEMENTS.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec 31, 2011	June 30, 2011
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$1,218,777	$2,177,729
Accounts receivable, net	7,307,247	5,094,329
Deposits, prepayment and other receivables	2,619,654	3,011,746
Amount due from related company	645,250	634,768
Other loan receivables	107,381	112,447
Inventory	1,990,860	1,863,474

Total current assets	$13,889,169	$12,894,493
Unlisted investment	949,873	949,873
Investment in associated companies	1	1
Goodwill	8,924,697	8,779,715
Plant and equipment, net	7,153,346	7,229,808
Intangible assets, net	1,237,059	1,234,368

TOTAL ASSETS	$32,154,145	$31,088,258

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,271,719	$4,598,085
Accrued liabilities and other payable	3,526,582	2,943,009
Customers deposits	20,156	19,705
Advance from a shareholder	1,138,476	976,561
Unsecured interest-bearing loan	6,799,155	6,118,679
Convertible loan stock	747,500	-
Business and other taxes payable	4,903	1,104

Total current liabilities	$18,508,491	$14,657,143

TOTAL LIABILITIES	$18,508,491	$14,657,143

See accompanying notes to consolidated financial statements

ITEM 1. FINANCIAL STATEMENTS.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec 31, 2011	June 30, 2011
	USD	USD

STOCKHOLDERS’ EQUITY

Preferred stock at $0.001 par value,
5,000,000 shares authorized,
Nil (2010:Nil) shares issued and outstanding	-	-

Common stock at $0.001 par value,
2,000,000,000 shares authorized, 707,406,873 (June 30, 2011:707,406,873) shares issued and outstanding	707,407	707,407
Additional paid-in capital	57,556,806	57,556,806
Accumulated deficit @12.31.2012	(45,993,736)	(44,076,475)
Non-control Interest	805,065	1,406,863
Accumulated other comprehensive loss	570,112	836,514

	$13,645,654	$16,431,115

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$32,154,145	$31,088,258

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended Dec 31,
	2011	2010
	USD	USD
Net revenue	6,337,351	5,700,735
Cost of revenues	(5,754,968)	(4,910,131)
Gross profit	582,383	790,604
Costs and expenses:
Selling, general and administrative expenses	(1,293,133)	(1,402,931)
Impairment of goodwill	0	0
Exchange differences	13,504	(248,835)
Amortization of intangible assets	(8,897)	(4,692)
Total costs and expenses	(1,288,526)	(1,656,458)

Loss from operations	(706,143)	(865,854)
Interest income	3,265	486
Interest expenses	(216,113)	(136,222)
Bad debts recovery	-	16,521
Other income (loss), net	114,891	(7,638)
Loss before income taxes, minority interests
and equity in earnings of associated companies	(804,100)	(992,707)
Income taxes	0	0
Loss before minority interests and equity in
earnings of associated companies	(804,100)	(992,707)
Minority interests	67,205	14,116

Net loss	(736,895)	(978,591)

Net loss per common share-basic and diluted	(0.0010)	(0.0015)
Weighted average number of common shares
outstanding-basic and diluted	707,406,873	673,447,634

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six months ended Dec 31,
	2011	2010
	USD	USD
Net revenue	12,647,576	10,293,327
Cost of revenues	(11,698,942)	(8,746,695)
Gross profit	948,634	1,546,632
Costs and expenses:
Selling, general and administrative expenses	(2,819,560)	(3,018,055)
Impairment of goodwill	0	0
Exchange differences	83,172	(285,485)
Amortization of intangible assets	(17,607)	(6,145)
Total costs and expenses	(2,753,995)	(3,309,685)

Loss from operations	(1,805,361)	(1,763,053)
Interest income	14,887	908
Interest expenses	(398,143)	(220,616)
Bad debts recovery	-	30,583
Other income (loss), net	134,932	33,446
Loss before income taxes, minority interests
and equity in earnings of associated companies	(2,053,685)	(1,918,732)
Income taxes	0	0
Loss before minority interests and equity in
earnings of associated companies	(2,053,685)	(1,918,732)
Minority interests	136,424	170,641

Net loss	(1,917,261)	(1,748,091)

Net loss per common share-basic and diluted	(0.0027)	(0.0026)
Weighted average number of common shares
outstanding-basic and diluted	707,406,873	673,447,634

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended Dec 31,
	2011	2010
	USD	USD
Cash flows from operating activities
Net loss	(1,917,261)	(1,748,091)
Amortization of intangible assets	17,607	2,940
Depreciation	271,000	366,670
Loss on disposal of fixed assets	2,669	-
Non-Control interests	(622,027)	(170,641)
Adjustments to reconcile net loss to net cash
provided by operating activities:-
Accounts receivables	(2,118,564)	(683,837)
Inventories	(96,150)	61,038
Deposits, prepayments and other receivables	439,703	(1,143,905)
Accounts payable	1,589,623	731,608
Accrued liabilities	532,403	68,940
Customer deposits	125	158
Business taxes and government surcharges payable	4,167	(76)
Net cash generated from/(used in) operating activities	(1,896,705)	(2,515,196)
Cash flows from investing activities
Acquisition of plant and equipment	(78,760)	(388,677)
Acquisition of intangible assets	-	(2,424)
Short-term loan	-	13,079
Net cash used in investing activities	(78,760)	(378,022)
Cash flows from financing activities
Advances from related parties	-	137,216
Bank loan	576,653	(216,783)
Advance from director	145,088	-
Convertible loan stock	750,798	-
Net proceeds from issuance of common stock	-	3,000,000
Net cash generated from/(used in) financing activities	1,472,539	2,920,433
Cash and cash equivalents
Net increase (decrease)	(502,926)	27,215
Accumulated other comprehensive loss	(456,026)	131,939
Balance at beginning of period	2,177,729	2,108,546
Balance at end of period	1,218,777	2,267,700

Supplemental cash flow information:
Interest received	14,887	908
Interest expenses	(398,143)	(220,616)

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SIX MONTHS ENDED DEC 31, 2011 AND 2010

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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2011, the results of operations for the six months ended December 31, 2011 and 2010, and the cash flows for the six months ended December 31, 2011 and 2010. The balance sheet as of June 30, 2011 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

The results of operations for the six months ended December 31, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2012.

2.    NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the six months ended December 31, 2011 and 2010. Accordingly, basic and diluted earnings per share are the same for all periods presented.

3.    FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in Renminbi (“Rmb”), the currency of the People’s Republic of China (the “PRC”). The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb6.3585 to US$1.00. The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss. For further information, refer to the Note 6.

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Rmb continuously appreciated to Rmb6.4635 for US$1 at June 30, 2011. And the Rmb further appreciated to Rmb6.3585 for US$1 at this quarter ended December 31, 2011.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

For the purposes of financial statements presentation, the United States dollars equivalents of the all numbers are translated at the rate of USD$1 to Rmb6.3585.

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

The Company did not have any stock options outstanding during the period ended December 31, 2011 (2010: Nil). Accordingly, no pro forma financial disclosure is provided herein.

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

.

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

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered; as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc. Segment information for the six months period ended December 31, 2011 is as follows:

(a)   Net revenues:

	Six Months Ended December 31, 2011
Net revenues by major categories	Rmb’000	US$’000
Sales of paper products	80,506	12,600
E-commerce solutions
- website design and development	2	0
Consulting	300	47
	80,808	12,647

All net revenues were generated in PRC.

(b)   Net loss before equity in earnings of associated companies:

	Six Months Ended December 31, 2011
	Rmb’000	US$’000

Sales of paper products	(8,024)	(1,256)
E-commerce solutions
- website design and development	(624)	(98)
Consulting	(1,009)	(158)
Corporate	(3,464)	(542)
	(13,121)	(2,054)

(c)   Assets:

	As of December 31, 2011
	Rmb’000	US$’000
Sales of paper products	124,046	19,509
E-commerce solutions
- website design and development	6,011	945
Consulting	0	0
Corporate	74,869	11,700
	204,926	32,154

Substantially all of the Company's identifiable assets are located in the PRC.

(d)   Other items:

	Six Months Ended December 31, 2011
	Rmb’000	US$’000
Depreciation:
Sales of paper products	1,657	259
E-commerce solutions
- website design and development	37	6
Corporate	37	6
	1,731	271

There was fixed expenditure for fixed assets $79K during the six months ended December 31, 2011.

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

Results of Operations - Three Months Ended December 31, 2011 and 2010

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the three months ended December 31, 2011 derived principally from sales of paper products of APT Paper Group Limited and e-commerce solutions & consultancy services provided by ChinaE.com Tech and ChinaE.com Investment Consultants. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	3 months ended December 31
	2011	2011	2010	2010
	USD'000%		USD'000%
Sales of paper products	6,334	100%	5,435	95%
E-commerce solutions
- website design and development	0	0%	1	0%
Consulting	3	0%	265	5%
	6,337	100%	5,701	100%

Total net revenues increased to $6,337K during the three months ended December 31, 2011, as compared to $5,701K during the three months ended December 31, 2010. The increase in total net revenues was primarily due to the revenue from the sales of paper products.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	3 months ended December 31
	2011	2011	2010	2010
	USD'000%		USD'000%
Engineering/technician salaries	23	0%
Direct materials	4,685	74%	3,661	64%
Direct labor	300	5%	512	10%
Manufacturing overhead	520	8%	588	10%
Depreciation	99	2%	76	1%
Others	128	2%	73	1%
	5,755	91%	4,910	86%

The increase in costs of revenues for the three months ended December 31, 2011 compared with 2010 was due to the increase of sales in paper products. Costs of revenues consist principally of the production cost of paper products for the three months ended December 31, 2011 and 2010. The costs of revenues for the period consist of principally direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel employee benefits and office expenses.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	3 months ended December 31
	2011	2011	2010	2010
	USD'000%		USD'000%
Sales & Marketing salaries & commissions	240	4%	310	5%
Advertising & other sales & marketing expenses	275	4%	211	4%
Rentals	271	4%	305	5%
Administrative salaries	275	4%	332	6%
Consultancy fee	11	0%	151	3%
Corporate overhead	221	4%	94	2%
	1,293	25%	1,403	25%

The principal components of SG&A during the three months ended December 31, 2011 were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the three months ended December 31, 2011, SG&A expense decreased by 8% to $1,293K, as compared to $1,403K for the three months ended December 31, 2010.

The decreased in SG&A was mainly come from the decrease in consultancy fee and salaries

Income Taxes

There was no income tax for both the three months ended December 31, 2011 and the three months ended December 31, 2010.

Minority Interest

Minority interests reflect the minority shareholders' proportionate interests in the net loss of the group operating losses of China Equity Platform Holding Group Limited.

Net Income (Loss)

The Company had net loss of $737K during the three months ended December 31, 2011, as compared to a net loss of $979K during the three months ended December 31, 2010.

Results of Operations - Six Months Ended December 31, 2011 and 2010

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the six months ended December 31, 2011 derived principally from sales of paper products of APT Paper Group Limited and e-commerce solutions & consultancy services provided by ChinaE.com Tech and ChinaE.com Investment Consultants. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	6 months ended December 31
	2011	2011	2010	2010
	USD'000%		USD'000%
Sales of paper products	12,601	100%	10,025	97%
E-commerce solutions
- website design and development	0	0%	3	0%
Consulting	47	0%	265	3%
	12,648	100%	10,293	100%

Total net revenues increased to $12,648K during the six months ended December 31, 2011, as compared to $10,293K during the six months ended December 31, 2010. The increase in total net revenues was primarily due to the increase in revenue from the sales of paper products.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	6 months ended December 31
	2011	2011	2010	2010
	USD'000%		USD'000%
Engineering/technician salaries	45	0%
Direct materials	9,590	77%	6,282	61%
Direct labor	620	5%	760	7%
Manufacturing overhead	1,065	8%	1,289	13%
Depreciation	249	2%	341	3%
Others	130	1%	75	1%
	11,699	93%	8,747	85%

The increase in costs of revenues for the six months ended December 31, 2011 compared with 2010 was due to the increase in sales of paper product. Costs of revenues consist principally of the production cost of paper products for the six months ended December 31, 2011 and 2010. The costs of revenues for the period consist of principally direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel employee benefits and office expenses.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	6 months ended December 31
	2011	2011	2010	2010
	USD'000%		USD'000%
Sales & Marketing salaries & commissions	427	3%	470	5%
Advertising & other sales & marketing expenses	568	5%	381	4%
Rentals	542	4%	600	6%
Administrative salaries	591	5%	628	6%
Consultancy fee	61	0%	781	7%
Corporate overhead	631	5%	158	1%
	2,820	22%	3,018	29%

The principal components of SG&A during the six months ended December 31, 2011 were rentals, administrative salaries, consulting fees, sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the six months ended December 31, 2011, SG&A expense decreased by 7% to $2,820K, as compared to $3,018K for the six months ended December 31, 2010.

The decreased of SG&A was mainly come from the decrease in consultancy fee.

Income Taxes

There was no income tax for both the six months ended December 31, 2011 and the six months ended December 31, 2010.

Minority Interest

Minority interests reflect the minority shareholders' proportionate interests in the net loss of the group operating losses of China Equity Platform Holding Group Limited.

Net Income (Loss)

The Company had net loss of $1,917K during the six months ended December 31, 2011, as compared to a net loss of $1,748K during the six months ended December 31, 2010.

Liquidity and Capital Resources – December 31, 2011

At December 31, 2011, the Company had cash and cash equivalents of $1,219K and net current liabilities of $4,619K, as compared to $2,268K of cash and cash equivalents and $1,763K of net current liabilities at December 31, 2010.

Net cash used in operating activities was $1,897K and $2,515K for the six months ended December 31, 2011 and December 31, 2010 respectively.

Net cash used in investing activities was $79K and $378K for the six months ended December 31, 2011 and December 31, 2010 respectively. The decrease in net cash used in investing activities was mainly due to the decrease in acquisition of plant and equipment.

Net cash generated from financing activities was $1,473K for six months ended December 31, 2011, was mainly from $751K convertible loan stock and $577K bank loan. Net cash generated from financing activities was $2,920K for the six months ended December 31, 2010, was mainly the private placement of working capital of $3,000K from third parties.

The Company continues to evaluate various opportunities to improve the operating performance of the Company’s businesses and to invest in or acquire other types of businesses.

Principal Commitments

At December 31, 2011, the Company has operating lease agreements for office premises, which are expiring in June 2035. The Company does not have any material commitments for capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt as at December 31, 2011

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.

Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

We had no legal proceedings outstanding as at December 31, 2011.

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

Date: February 12, 2012		UNI CORE HOLDINGS CORPORATION

	By:	/s/ Chia Hsun Wu
Chia Hsun Wu
Chief Executive Officer

	By:	/s/ Thomas Lee
Thomas Lee
Chief Financial Officer

- 30 -