Form 10-K/A
period 2010-06-30
UNI CORE HOLDINGS CORP
filed 2012-03-16
CIK 1088312

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

EXPLANATORY NOTE

Uni Core Holdings Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended June 30, 3010, as filed with the Securities and Exchange Commission on October 7, 2010, to (a) amend and restate of the calculation of goodwill in acquisition of the subsidiary group companies, APT Paper Group Limited; and (b) file as exhibits hereto currently dated certificates from our Principal Executive Officer and Principal Financial Officer. Only the amended items, restated consolidated financial statements and updated exhibits are being filed herewith. The restatement of the consolidated financial statements includes adjustments to impairment of goodwill, accumulated deficit and comprehensive income. All consolidated financial statements, including the consolidated balance sheet as of June 30, 2010 and consolidated statements of cash flow for the fiscal year then ended, were restated accordingly. These changes do not have impact on previous reported consolidated financial statements as of June 30, 2009. No other changes are being effect by this filing. Therefore, information not affected by this amendment is unchanged and reflects the disclosure made at the time of the original filing.

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

During the fiscal year ended June 30, 2010 we incurred a net operating loss of $12,844,037. Our auditor, Albert Wong & Co., CPA, has issued a “going concern” opinion for our financial statements as of June 30, 2010.

Results of Operations

Following is summary financial information reflecting our operations for the periods indicated.

	Year Ended Jun 30
	2010	2009
	(Restated)

Net revenues	$2,706,118	$4,023
Cost of revenues	(1,252,343)	(4,717)
Gross profit/(loss)	1,453,775	(694)
Selling, general and administrative expenses	(3,202,401)	(1,410,651)
Exchange differences	9,488	1,814
Amortization of intangible assets	(8,266)	(6,747)
Amortization of goodwill *	(11,105,407)	-
Written off loan receivables	(300,441)	(427,080)
Recovering / Written off trade receivables	49,587	(282,931)
Interest income	(33,734)	34,523
Investment income	-	250,110
Loss from operations	(13,137,399)	(1,841,656)
Impairment of associate company	-	(1,265,148)
Other income, net	452,190	94,908
Loss before taxation	(12,685,209)	(3,011,896)
Taxation	-	-
Loss before minority interest	(12,685,209)	(3,011,896)
Minority interest	(158,828)	576,189
Net loss	(12,844,037)	(2,435,707)

*	Restated as per amended financial statements

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

Refer to Item 15 Financial Statement Schedules, pages 33 to 77.

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

The following table sets forth information concerning cash and non-cash compensation paid or accrued to our executive officers during the past fiscal year:

Summary Compensation Table

The amounts in the table below are calculated as of June 30, 2010

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Rocky Wulianghai, CEO and President (1)	2010	13,182	0	0	0	0	0	0	13,182

Chia Hsun Wu, CEO (2)	2010	0	0	0	0	0	0	0	0

Thomas Lee, CFO (3)	2010	114,245	0	0	0	0	0	0	114,245

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

		June 30, 2010		June 30, 2009

(i)	Audit Fees	$40,000	*	$30,000	*
(ii)	Audit Related Fees	$—		$—
(iii)	Tax Fees	$—		$—
(iv)	All Other Fees	$—		$—

* Audit fee for fiscal years ended June 30, 2010 and June 30, 2009 were accrued to the auditors, Albert Wong & Co., CPA.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         Exhibits

Exhibit
Number	Description of Exhibit

2.1	Articles of Merger (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Cooperative Agreement re: formation of Jiayin E-Commerce joint venture (2)
10.2	Agreement Regarding Transfer of Properties on 38th Floor, Guomao Building (3)
10.3	Shareholding Transfer Agreement dated May 23, 2003 between IMOT Information Technology (Shenzhen) Ltd. and Shanghai Newray Business Development Co., Ltd. (4)
10.4	Share Transfer Agreement among IMOT Information Technology (Shenzhen) Ltd., Shenzhen Golden Anke Technology Co. Ltd., Intermost Corporation, Tu Guoshen and Li Zhiquan (5)
10.5	Sale and Purchase Agreement among IMOT Information Technology (Shenzhen) Ltd., Shanghai Fortune Venture Limited, North Shanghai Branch of Shanghai Technology Property Right Exchange Center and Intermost Corporation (6)
10.6	Distributorship Agreement dated November 28, 2002 between KanHan Technologies Limited and ChinaE.com Information Technology Ltd. (7)
10.7	Intermost Corporation 2003 Equity Incentive Plan (8)
10.8	Joint Venture Agreement among Intermost Corporation and Entities and/or Individuals Collectively Referred to as “Investors.”*
14	Code of Ethics (9)
16	Letter on Change in Certifying Accountant (10)
21	Significant Subsidiaries *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Audited Financial Statements of APT Paper Group Limited as at December 31, 2009

(1)	Incorporated by reference to the respective exhibits filed with the Registrant’s 10-KSB Amendment filed with the SEC on October 15, 2004
(2)	Incorporated by reference to the respective exhibits filed with Registrant’s Registration Statement on Form 10-SB (Commission File No. 0-30430).
(3)	Incorporated by reference to the respective exhibits filed with the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.
(4)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2003.
(5)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2004.
(6)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2004.
(7)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2003.
(8)	Incorporated by reference to the exhibit filed with the Registrant’s Proxy Statement filed with the SEC on January 6, 2004.
(9)	Incorporated by reference to the exhibit filed with the Registrant’s 10-KSB Amendment filed with the SEC on October 25, 2004.
(10)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2004.
*	Filed herewith.

(b)	Reports on Form 8-K

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

Item 15.   Exhibits and Financial Statement Schedules (I)

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

As discussed in Note 21 to the accompanying financial statements, the financial statements of the Company for the year ended June 30, 2010 has been restated to correct certain restatements.

Hong Kong	Albert Wong & Co.
October 6, 2010	Certified Public Accountants
Except for Note 21 dated March 14, 2012

UNI CORE HOLDINGS CORPORATION

(Formerly Known As INTERMOST CORPORATION)

CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30, 2010 AND 2009

(Stated in US Dollars)

	Notes	2010	2009
		(Restated)
ASSETS
Current assets
Cash and cash equivalents	2(e)	$2,108,546	$575,523
Accounts receivable, net	2(f)	4,496,210	1,464
Deposits, prepayment and other receivables	3	1,582,148	741,680
Amount due from related company	5	413,929	-
Other loan receivables	6	236,292	474,825
Inventory	8	2,435,369	-
Total current assets		$11,272,494	$1,793,492
Unlisted investment	2(g)	949,873	943,072
Investment in associated companies	2(l)	1	1
Goodwill	4	11,121,308	-
Plant and equipment, net	7	8,165,308	119,690
Intangible assets, net	9	1,197,300	12,416

TOTAL ASSETS		$32,706,284	$2,868,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$3,509,165	$-
Accrued liabilities and other payable	10	2,889,068	518,927
Customers deposits		18,280	5,468
Advance from a shareholder	11	337,658	-
Finance leases	12	132,763	-
Short term loan	13	5,527,978	-
Business and other taxes payable		1,141	1,034

Total current liabilities		$12,416,053	$525,429

TOTAL LIABILITIES		$12,416,053	$525,429

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION

(Formerly Known As INTERMOST CORPORATION)

CONSOLIDATED BALANCE SHEETS (Continued)

AS AT JUNE 30, 2010 AND 2009

(Stated in US Dollars)

	Notes	2010	2009
		(Restated)

Minority interests		$1,229,502	$446,361

STOCKHOLDERS’ EQUITY

Preferred stock at $0.001 par value, 5,000,000 (2009: Nil) shares authorized, Nil (2009: Nil) shares issued and outstanding.		-	-

Common stock at $0.001 par value, 2,000,000,000 (2009: 500,000,000) shares authorized, 664,031,873 (2009: 213,281,873) shares issued and outstanding at June 30, 2010;	15	664,032	213,282
Additional paid-in capital	15	54,050,181	24,997,931
Accumulated deficit		(36,126,307)	(23,282,270)
Accumulated other comprehensive income	2(t),15	472,823	(32,062)

		$19,060,729	$1,896,881

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$32,706,284	$2,868,671

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION

(Formerly Known As INTERMOST CORPORATION)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

(Stated in US Dollars)

	Notes	2010	2009
		(Restated)

Net revenues	2(m)	$2,706,118	$4,023
Cost of net revenues		(1,252,343)	(4,717)
Gross loss		$1,453,775	$(694)
Selling, general and administrative expenses		(3,188,394)	(1,415,584)
Loss from operations		$(1,734,619)	$(1,416,278)
Interest income		1,148	34,523
Interest expense		(34,882)	-
Dividend income		439,405	250,110
Other income		-	94,908
Bad debts recovery		49,587	-
Bad debts written off	3(d)	(300,441)	(710,011)
		$(1,579,802)	$(1,746,748)
Unusual items
Impairment of associate company	13	-	(1,265,148)
Impairment on Goodwill	4	(11,105,407)	-
Loss before income taxes and minority interests		$(12,685,209)	$(3,011,896)
Income taxes	14	-	-
Net loss before minority interests		$(12,685,209)	$(3,011,896)
Minority interests		(158,828)	576,189
Net loss		$(12,844,037)	$(2,435,707)
Net loss per share:
-Basic and diluted		$(0.0507)	$(0.0114)
Weighted average no. of common stock
-Basic and diluted		253,343,004	213,281,873

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION

(Formerly Known As INTERMOST CORPORATION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

(Stated in US Dollars)

			Additional	Accumulated
	No.		paid	Other
	shares	Common	In	comprehensive	Accumulated
	outstanding	stock	capital	Income/(loss)	deficit	Total

Balance, July 1, 2008	213,281,873	$213,282	$24,843,131	$125,111	$(20,846,563)	$4,334,961
Net loss	-	-	-	-	(2,435,707)	(2,435,707)
Adjustment on shares paid for compensation	-	-	154,800	(154,800)	-	-
Foreign currency translation adjustment	-	-	-	(2,373)	-	(2,373)
Balance, June 30, 2009	213,281,873	$213,282	$24,997,931	$(32,062)	$(23,282,270)	$1,896,881

Balance, July 1, 2009	213,281,873	$213,282	$24,997,931	$(32,062)	$(23,282,270)	$1,896,881
Net loss	-	-	-	-	(12,844,037)	(12,844,037)
Issuance of common stock on August 19, 2009	500,000	500	24,500	-	-	25,000
Cancellation of common stock on October 8, 2009	(1,750,000)	(1,750)	(320,250)	-	-	(322,000)
Issuance of common stock on October 15, 2009	12,000,000	12,000	1,188,000	-	-	1,200,000
Issuance of common stock on January 8, 2010	110,000,000	110,000	7,040,000	-	-	7,150,000
Issuance of common stock on June 1, 2010	330,000,000	330,000	21,120,000	-	-	21,450,000
Foreign currency translation adjustment	-	-	-	504,885	-	504,885
Restated Balance, June 30, 2010	664,031,873	$664,032	$54,050,181	$472,823	$(36,120,023)	$19,060,729

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION

(Formerly Known As INTERMOST CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

(Stated in US Dollars)

	Note	2010	2009
		(Restated)
Cash flows from operating activities
Net loss		$(12,844,037)	$(2,435,707)
Amortization of intangible assets		23,805	4,044
Bad debts	3(d)	300,441	710,011
Depreciation		143,138	46,100
Loss on disposal of fixed assets		-	5,921
Impairment of goodwill	4	11,105,407	-
Impairment of associate company	13	-	1,265,148
Consultant fee by issuances of common stock		900,000	-
Minority interests		774,655	433,436

Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts receivable, net		(85,025)	170,474
Deposits, prepayment and other receivable		258,410	356,909
Inventory		181,476	-
Accounts payables		(264,637)	-
Accrued liabilities and other payable		(148,156)	(102,178)
Customers deposits		135,879	(79,357)
Deferred revenue		(493)	394
Business and other taxes payable		(23,897)	(20)

Net cash provided by operating activities		$456,966	$375,175

Cash flows from investing activities
Acquisition of plant and equipment		$(9,957)	$(96,645)
APTPGL’s bank balance acquired from issuance of common stock		592,971	-
Acquisition of intangible assets		(28,561)	-

Net cash provided by investing activities		$554,453	$(96,645)

UNI CORE HOLDINGS CORPORATION

(Formerly Known As INTERMOST CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

(Stated in US Dollars)

	2010	2009
	(Restated)
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

Pursuant to the acquisition agreement completed on May 31, 2010 with APT Paper Group Limited, the company issued 440,000,000 common stocks at market price at approximate $0.065 per share as of June 1, 2010. The transaction was shown as below:

	RMB	USD
Cost of acquisition	$195,352,300	$28,600,000
Net equity of APT Paper Group Limited at May 31, 2010	(44,114,231)	(6,458,420)

	151,238,069	22,141,580

Impairment on Goodwill	(75,821,144)	(11,105,407)
Exchange differences	-	85,135

Goodwill balance at June 30, 2010	$75,416,925	$11,121,308

5.	AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties, it was unsecured, interest free and repayable on demand, it comprises the followings:

	2010	2009
Boxuan (Shanghai) Investment Consultant Limited.	$324,060	$-
Jinzuan (Beijing) Investment & Management Consultant Limited	29,460	-
FG Management Company Limited	58,986	-
Exchange currency difference	1,423

	$413,929	$-

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

The Group is principally engaged in the operation of business equity and financial consulting services, and paper products in the PRC and international. The analysis of the Group’s sales by product and services, and geographical market are presented as follow:

	Year Ended June 30
	2010	2009	2010	2009
	US$	US$
Sales of paper products	1,460,651	-	54%	- %
E-commerce solutions - website design and development	1,245,467	4,023	46%	100%
	2,706,118	4,023	100%	100%

	Year Ended June 30
	2010	2009	2010	2009
	US$	US$
British Virgin Islands	1,173,759	-	43%	- %
People Republic China	1,532,359	4,023	57%	100%
	2,706,118	4,023	100%	100%

18.	IMPAIRMENT OF INVESTMENT IN ASSOCIATED COMPANY

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

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $12,844,037 for the year ended June 30, 2010 and has an accumulated deficit of $36,126,307 as of June 30, 2010. The Company also continues to experience negative cash flows from operations. The Company will be required to raise additional capital to fund its operations, and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

21.	RESTATEMENTS

The assets item, Goodwill was found overstated by $36,373. According to ASC250, this item was restated from $11,157,681 to $11,121,308. The accumulated deficit was increased by $6,284 and the accumulated other comprehensive income was reduced by $30,089 accordingly.

The 2010 changes are shown in the following:

BALANCE SHEETS

ITEMS

	Restated	Original

ASSETS
Goodwill	11,121,308	11,157,681

TOTAL ASSETS	$32,706,284	$32,742,657

STOCKHOLDERS’ EQUITY
Accumulated deficit	(36,126,307)	(36,120,023)
Accumulated other comprehensive income	472,823	502,912

	$19,060,729	$19,097,102

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,706,284	$32,742,657

As a result of restatement of the consolidated balance sheet as of June 30, 2010, total assets decreased from $32,742,657 as originally reported, to $32,706,284, a decrease of $36,373. The decrease of total assets was derived from a decrease of $36,373 in goodwill. The accumulated deficit increased from $36,120,023 as originally reported, to $36,126,307, a increase of $6,284 which was the increase in impairment of goodwill. The accumulated other comprehensive income decreased from $502,912 to $472,823. There were no changes in liabilities and minority interest.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
ITEMS

	Restated	Original

Impairment on Goodwill *	(11,105,407)	(11,099,123)

Loss before income taxes and minority interests	$(12,685,209)	$(12,679,925)
Income taxes	-	-

Net loss before minority interests	$(12,685,209)	$(12,679,925)
Minority interests	(158,828)	(158,828)

Net loss	$(12,844,037)	$(12,837,753)

Net loss per share:
-Basic and diluted	$(0.0507)	$(0.0507)

Weighted average no. of common stock -Basic and diluted	253,343,004	253,343,004

* The impairment of goodwill increased from $11,099,123 as originally reported, to $11,105,407, a increase of $6,284 and so the net loss also increased $6,824 from $12,837,753 as originally reported, to $12,844,037.

STATEMENTS OF CASH FLOWS

ITEMS

	Restated	Original

Cash flows from operating activities
Net loss	$(12,844,037)	$(12,837,753)
Impairment of goodwill	11,105,407	11,099,123

Net cash provided by operating activities	$456,966	$456,966

Net loss increased by $6,284 from $12,837,753 to $12,844,037 and the impairment of goodwill increased by $6,284 from $11,099,123 to $11,105,407. The net cash provided by operating activities have no change.

Item 15. Exhibits and Financial Statement Schedules (II)

The following audited financial statements are filed as part of this annual report:

PAGE

STATEMENTS OF ASSETS, LIABILITIES AND EQUITY	74

STATEMENTS OF operations	76

Statement of cash flows	77

APT PAPER GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT MAY 31, 2010

(Stated in US Dollars)

ASSETS
Current assets
Cash and cash equivalents	$649,448
Accounts receivable, net	4,364,583
Deposits, prepayment and other receivables	1,153,115
Inventory	2,591,729

Total current assets	$8,758,875
Plant and equipment, net	8,096,469
Intangible assets, net	1,168,141

TOTAL ASSETS	$18,023,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,737,602
Accrued liabilities and other payable	2,186,525
Customers deposits	136,136
Finance leases	152,420
Short term loan	5,256,654
Business and other taxes payable	95,728

Total current liabilities	$11,565,065

TOTAL LIABILITIES	$11,565,065

APT PAPER GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT MAY 31, 2010

(Stated in US Dollars)

STOCKHOLDERS’ EQUITY

Common stock at $0.2 par value, 2,000,000,000 shares authorized, 133,940,030 shares issued and outstanding at May 31, 2010;	$26,788,006
Additional paid-in capital	308,905
Statutory surplus reserve	350
Accumulated deficit	(21,868,656)
Accumulated other comprehensive income	1,229,815

$6,458,420

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,023,485

APT PAPER GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

FOR THE PERIOD FROM JANUARY 1 TO MAY 31, 2010

(Stated in US Dollars)

Net revenues	$5,829,841
Cost of net revenues	(4,888,245)

Gross loss	$941,596
Selling, general and administrative expenses	(1,352,542)

Loss from operations	$(410,946)
Interest income	132
Interest expense	(153,274)
Other income	42,638

Loss before income taxes	$(521,450)
Income taxes	-

Net loss	$(521,450)

Net loss per share:
-Basic and diluted	$(0.0039)

Weighted average no. of common stock -Basic and diluted	133,940,030

APT PAPER GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 1 TO MAY 31, 2010

(Stated in US Dollars)

Cash flows from operating activities
Net loss	$(521,450)
Amortization of intangible assets	13,285
Depreciation	296,170

Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts receivable, net	(1,056,627)
Deposits, prepayment and other receivable	(844,520)
Inventory	(1,055,192)
Accounts payables	1,376,357
Accrued liabilities and other payable	457,083

Net cash used in operating activities	$(1,334,894)

Net cash provided by investing activities	$-

Cash flows from financing activities
Advance from a related party	$(327,931)
Repayment of finance lease	(86,088)
Bank loans	1,014,223

Net cash provided by/(used in) financing activities	$600,204

Net decrease in cash and cash equivalents	$(734,690)
Effect of foreign currency translation on cash and cash equivalents	956,001
Cash and cash equivalents–beginning of year	428,137
Cash and cash equivalents–end of period	$649,448

Supplementary cash flow information:
Interest received	$132
Interest expense	(153,274)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMOST CORPORATION

By:	/s/ China Hsun Wu
Chia Hsun Wu
Chief Executive Officer

By:	/s/ Thomas Lee
Thomas Lee
Chief Financial Officer

Dated:   March 14, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date: March 14, 2012

/s/ Fred Peck	Director
Fred Peck

/s/ China Hsun Wu	Director and Chief Executive Officer
Chia Hsun Wu

/s/Hiroshi Shinohara	Director
Hiroshi Shinohara

