Form 10-Q
period 2012-03-31
UNI CORE HOLDINGS CORP
filed 2012-05-14
CIK 1088312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Room 1207-8, Bank of America Tower
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 837,116,938 shares of common stock as of April 25, 2012.

ITEM 1. FINANCIAL STATEMENTS.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar 31, 2012	June 30, 2011
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$1,659,514	$2,177,729
Accounts receivable, net	6,338,758	5,094,329
Deposits, prepayment and other receivables	2,284,123	3,011,746
Amount due from a director	82,726	-
Amount due from related company	649,335	634,768
Other loan receivables	105,306	112,447
Inventory	1,821,674	1,863,474

Total current assets	$12,941,436	$12,894,493
Unlisted investment	949,873	949,873
Investment in associated companies	1	1
Goodwill	8,981,196	8,779,715
Plant and equipment, net	6,986,868	7,229,808
Intangible assets, net	1,237,717	1,234,368

TOTAL ASSETS	$31,097,091	$31,088,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,115,454	$4,598,085
Accrued liabilities and other payable	4,537,466	2,943,009
Customers deposits	20,283	19,705
Advance from a shareholder	-	976,561
Unsecured interest-bearing loan	7,285,830	6,118,679
Convertible loan stock	1,206,294	-
Business and other taxes payable	5,343	1,104

Total current liabilities	$18,170,670	$14,657,143

TOTAL LIABILITIES	$18,170,670	$14,657,143

See accompanying notes to consolidated financial statements

ITEM 1. FINANCIAL STATEMENTS.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar 31, 2012	June 30, 2011
	USD	USD
STOCKHOLDERS’ EQUITY

Preferred stock at $0.001 par value, 5,000,000 shares authorized, Nil (2010:Nil) shares issued and outstanding	-	-

Common stock at $0.001 par value, 2,000,000,000 shares authorized, 805,349,263 (June 30, 2011:707,406,873) shares issued and outstanding	805,349	707,407
Additional paid-in capital	58,833,504	57,556,806
Accumulated deficit	(47,725,697)	(44,076,475)
Non-Control Interest	810,162	1,406,863
Accumulated other comprehensive income	203,103	836,514

	$12,926,421	$16,431,115

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,097,091	$31,088,258

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended Mar 31,
	2012	2011
	USD	USD
Net revenue	5,458,042	4,586,333
Cost of revenues	(5,037,058)	(4,214,552)
Gross profit	420,984	371,781
Costs and expenses:
Selling, general and administrative expenses	(2,029,905)	(955,390)
Impairment of goodwill	0	0
Exchange differences	(14,734)	292,605
Amortization of intangible assets	(7,409)	(3,004)
Total costs and expenses	(2,052,048)	(665,789)

Loss from operations	(1,631,064)	(294,008)
Interest income	29,944	15,077
Interest expenses	(201,363)	(333,858)
Bad debts recovery	0	20,257
Other income (loss), net	68,784	(56,132)
Loss before income taxes, minority interests and equity in earnings of associated companies	(1,733,699)	(648,664)
Income taxes	0	0
Loss before minority interests and equity in earnings of associated companies	(1,733,699)	(648,664)
Minority interests	1,738	84,301

Net loss	(1,731,961)	(564,363)

Net loss per common share-basic and diluted	(0.0024)	(0.0008)
Weighted average number of common shares outstanding-basic and diluted	727,408,496	684,324,756

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine months ended Mar 31,
	2012	2011
	USD	USD
Net revenue	18,105,618	14,879,660
Cost of revenues	(16,736,000)	(13,362,567)
Gross profit	1,369,618	1,517,093
Costs and expenses:
Selling, general and administrative expenses	(4,849,465)	(3,973,445)
Impairment of goodwill	0	0
Exchange differences	68,438	7,120
Amortization of intangible assets	(25,016)	(9,149)
Total costs and expenses	(4,806,043)	(3,975,474)

Loss from operations	(3,436,425)	(2,458,381)
Interest income	44,831	15,985
Interest expenses	(599,506)	(554,474)
Bad debts recovery	0	50,840
Other income (loss), net	203,716	(22,686)
Loss before income taxes, minority interests and equity in earnings of associated companies	(3,787,384)	(2,968,716)
Income taxes	0	0
Loss before minority interests and equity in earnings of associated companies	(3,787,384)	(2,968,716)
Minority interests	138,162	254,942

Net loss	(3,649,222)	(2,713,774)

Net loss per common share-basic and diluted	(0.0051)	(0.0040)
Weighted average number of common shares outstanding-basic and diluted	714,025,592	684,324,756

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended Mar 31,
	2012	2011
	USD	USD
Cash flows from operating activities
Net loss	(3,649,222)	(2,713,774)
Amortization of intangible assets	25,016	2,964
Depreciation	486,543	625,005
Loss on disposal of fixed asset	2,703
Minority interest	(629,954)	(254,942)
Adjustments to reconcile net loss to net cash provided by operating activities:-
Accounts receivables	(1,129,255)	(56,272)
Inventories	84,693	(641,183)
Deposits, prepayments and other receivables	797,963	(1,530,726)
Accounts payable	412,484	893,138
Accrued liabilities	319,652	(535,009)
Customer deposits	127	1,126
Business taxes and government surcharges payable	4,220	(440)
Net cash generated from/(used in) operating activities	(3,275,030)	(4,210,113)
Cash flows from investing activities
Acquisition of plant and equipment	(79,764)	(626,687)
Acquisition of intangible assets	0	(2,443)
Short-term loan	0	15,782
Net cash used in investing activities	(79,764)	(613,348)
Cash flows from financing activities
Advances from related parties	0	730,275
Bank loan	1,028,315	233,253
Advance from director	126,253	0
Convertible loan stock	1,208,149	0
Net proceeds from issuance of common stock	473,843	3,000,000
Net cash generated from/(used in) financing activities	2,836,560	3,963,528

Cash and cash equivalents
Net increase (decrease)	(518,234)	(859,933)
Accumulated other comprehensive loss	19	360,337
Balance at beginning of period	2,177,729	2,108,546
Balance at end of period	1,659,514	1,608,950

Supplemental cash flow information:
Interest received	44,831	15,985
Interest expenses	(599,506)	(554,474)

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NINE MONTHS ENDED MAR 31, 2012 AND 2011

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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2012, the results of operations for the three months ended March 31, 2012 and 2011, and the cash flows for the nine months ended March 31, 2012 and 2011. The balance sheet as of June 30, 2011 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

The results of operations for the nine months ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2012.

2.   NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the nine months ended March 31, 2012 and 2011. Accordingly, basic and diluted earnings per share are the same for all periods presented.

3.   FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in Renminbi (“Rmb”), the currency of the People’s Republic of China (the “PRC”). The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb6.3185 to US$1.00. The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss.

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Rmb continuously appreciated to Rmb6.65601 for US$1 at June 30, 2011. And the Rmb further appreciated to Rmb6.3185 or US$1 at this quarter ended March 31, 2012.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

For the purposes of financial statements presentation, the United States dollars equivalents of the all numbers are translated at the rate of USD$1 to Rmb6.3088.

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

The Company did not have any stock options outstanding during the period ended March 31, 2012 (2011: Nil). Accordingly, no pro forma financial disclosure is provided herein.

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

The FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%

.

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

Uni Core Holdings Corporation, China Equity Platform Holding Group Limited and Leader Palace International Limited, the Company's subsidiaries incorporated under the International Business Companies Act of the British Virgin Islands, are exempted from payment of the British Virgin Islands income taxes.

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

Each segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets include primarily cash and cash equivalents and deposits and other receivables. There were no significant intercompany transactions during any of the reported periods. In determining operating income (loss) by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered; as such items are not allocated to the Company's segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs etc. Segment information for the nine months period ended March 31, 2011 is as follows:

(a)    Net revenues:

	Nine Months Ended March 31, 2012
Net revenues by major categories	Rmb’000	US$’000
Sales of paper products	113,923	18,058
E-commerce solutions
- website design and development	2	0
Consulting	300	48
	114,225	18,106

    All net revenues were generated in PRC.

(b)    Net loss before equity in earnings of associated companies:

	Nine Months Ended March 31, 2012
	Rmb’000	US$’000

Sales of paper products	(12,148)	(1,926)
E-commerce solutions
- website design and development	(566)	(90)
Consulting	(1,010)	(160)
Corporate	(9,298)	(1,473)
	(23,022)	(3,649)

(c)    Assets:

	As of March 31, 2012
	Rmb’000	US$’000
Sales of paper products	118,361	18,733
E-commerce solutions
- website design and development	6,011	951
Consulting	0	0
Corporate	72,111	11,413
	196,483	31,097

Substantially all of the Company's identifiable assets are located in the PRC.

(d)    Other items:

	Nine Months Ended March 31, 2012
	Rmb’000	US$’000
Depreciation:
Sales of paper products	2,993	476
E-commerce solutions
- website design and development	72	11
Corporate	5	0
	3,070	487

There was fixed expenditure for fixed assets $80K during the nine months ended March 31, 2012.

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

Results of Operations - Three Months Ended March 31, 2012 and 2011

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the three months ended March 31, 2012 consisted primarily from APT Paper Group Limited in sales of paper products.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	3 months ended March 31
	2012	2012	2011	2011
	USD'000%		USD'000%
Sales of paper products	5,458	100%	4,499	98%
E-commerce solutions
- website design and development	-	-%	4	0%
Consulting	-	-%	83	2%
	5,458	100%	4,586	100%

Total net revenues increased to $5,458K during the three months ended March 31, 2012, as compared to $4,586K during the three months ended March 31, 2011. The total net revenues for the three months ended March 31, 2012 was primarily come from the revenue from the sales of paper products which was generated from the subsidiary, APT Paper Group Limited.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	3 months ended March 31
	2012	2012	2011	2011
	USD'000%		USD'000%
Direct materials	3,969	74%	3,678	80%
Direct labor	307	5%	122	3%
Manufacturing overhead	468	8%	206	4%
Depreciation	293	5%	178	4%
Others	-	-%	31	1%
	5,037	92%-	4,215	92%

The increase in costs of revenues for the three months ended March 31, 2012 compared with 2011 was due to the acquisition of APT Paper Group Limited. Costs of revenues consist principally of the production cost of paper products for the three months ended March 31, 2012. The costs of revenues for the period consist of principally direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel, employee benefits and office expenses.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	3 months ended March 31
	2012	2012	2011	2011
	USD'000%		USD'000%
Sales & Marketing salaries & commissions	454	8%	150	3%
Advertising & other sales & marketing expenses	215	4%	280	6%
Rentals	126	2%	300	7%
Administrative salaries	213	4%	162	4%
Directors’ fee	285	5%	-	-%
Consultancy fee	135	3%	-	-%
Corporate overhead	602	11%	63	1%
	2,030	37%	955	21%

The principal components of SG&A during the three months ended March 31, 2012 were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, directors’ fee, consultancy fee and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the three months ended March 31, 2012, SG&A expense increased by 112% to $2,030K, as compared to $955K for the three months ended March 31, 2011.

The increased in SG&A was mainly come from the payment of director’s fees and bonus to staff, totally $335K, loan interest of $249K, commission and consultancy fee for issuing of convertible loan, totally $436K.

Income Taxes

There was no income tax for both the three months ended March 31, 2012 and the three months ended March 31, 2011.

Minority Interest

Minority interests reflect the minority shareholders' proportionate interests in the net loss of the group operating losses of China Equity Platform Holding Group Limited.

Net Income (Loss)

The Company had net loss of $1,732K during the three months ended March 31, 2012, as compared to a net loss of $564K during the three months ended March 31, 2011.

Results of Operations - Nine Months Ended March 31, 2012 and 2011

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest $1,000.

Net Revenues

Net revenues for the nine months ended March 31, 2012 consisted primarily from ChinaE.com Tech and ChinaE.com Investment Consultants, which provide e-commerce solutions and consultancy services. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	9 months ended December 31
	2012	2012	2011	2011
	USD'000%		USD'000%
Sales of paper products	18,058	99%	14,524	98%
E-commerce solutions
- website design and development	-	-%	8	0%
Consulting	48	1%	348	2%
	18,106	100%	14,880	100%

Total net revenues increased to $18,106K during the nine months ended March 31, 2012, as compared to $14,880K during the nine months ended March 31, 2011. The increase in total net revenues was primarily due to the revenue from the sales of paper products which was generated from the subsidiary, APT Paper Group Limited which was acquired in June 2010.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	9 months ended March 31
	2012	2012	2011	20101
	USD'000%		USD'000%
Direct materials	13,681	75%	10,362	70%
Direct labor	927	5%	882	6%
Manufacturing overhead	1,533	8%	1,495	10%
Depreciation	542	3%	519	3%
Others	53	1%	105	1%
	16,736	92%	13,363	90%

The increase in costs of revenues for the nine months ended March 31, 2012 compared with 2011 was due to the acquisition of APT Paper Group Limited. Costs of revenues consist principally of the production cost of paper products for the nine months ended March 31, 2012. The costs of revenues for the period consist of principally direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel employee benefits and office expenses.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	9 months ended March 31
	2012	2012	2011	2011
	USD'000%		USD'000%
Sales & Marketing salaries & commissions	881	5%	520	4%
Advertising & other sales & marketing expenses	784	4%	762	5%
Rentals	346	2%	900	6%
Administrative salaries	803	4%	790	5%
Directors’ fee	285	2%	-	-%
Consultancy fee	196	1%	452	3%
Corporate overhead	1,554	9%	549	4%
	4,849	27%	3,973	27%

The principal components of SG&A during the nine months ended March 31, 2012 were rentals, administrative salaries, consulting fees, sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the nine months ended March 31, 2012, SG&A expense increased by 22% to $4,849K, as compared to $3,973K for the nine months ended March 31, 2011.

The increased of SG&A was mainly come from the payment of director’s fees and bonus to staff, totally $335K, loan interest of $249K, commission and consultancy fee for issuing of convertible loan, totally $436K.

Income Taxes

There was no income tax for both the nine months ended March 31, 2012 and the nine months ended March 31, 2011.

Minority Interest

Minority interests reflect the minority shareholders' proportionate interests in the net loss of the group operating losses of China Equity Platform Holding Group Limited.

Net Income (Loss)

The Company had net loss of $3,649K during the nine months ended March 31, 2012, as compared to a net loss of $2,713K during the nine months ended March 31, 2011.

Liquidity and Capital Resources – March 31, 2012

At March 31, 2012, the Company had cash and cash equivalents of $1,659K and net current liabilities of $5,229K, as compared to $1,609K of cash and cash equivalents and net current liabilities of $847K at March 31, 2011.

Net cash used in operating activities was $3,275K and $4,210K for the nine months ended March 31, 2012 and March 31, 2011 respectively.

Net cash used in investing activities was $80K for the nine months ended March 31, 2012, mainly consisting of an increase in additions of fixed assets. Net cash used in investing activities was $613K for the nine months ended March 31, 2011 respectively, mainly consisting of an increase in additions of fixed assets.

Net cash generated from financing activities was $2,837K for six months ended March 31, 2012, was mainly the increase of bank loan $1,028K, convertible loan stock $1,208 and the issuance of share capital of $474K. Net cash generated from financing activities was $3,964K for nine months ended March 31, 2011, mainly the private placement of working capital of $3,000K from third parties.

The Company continues to evaluate various opportunities to improve the operating performance of the Company’s businesses and to invest in or acquire other types of businesses.

Principal Commitments

At March 31, 2012, the Company has operating lease agreements for office premises, which are expiring in June 2035. The Company does not have any material commitments for capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at March 31, 2012.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We had no legal proceedings outstanding as at March 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

2.1	Articles of Merger (1)

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Cooperative Agreement re: formation of Jiayin E-Commerce joint venture (2)

10.2	Agreement Regarding Transfer of Properties on 38th Floor, Guomao Building (3)

10.3	Shareholding Transfer Agreement dated May 23, 2003 between IMOT Information Technology (Shenzhen) Ltd. and Shanghai Newray Business Development Co., Ltd. (4)

10.4	Share Transfer Agreement among IMOT Information Technology (Shenzhen) Ltd., Shenzhen Golden Anke Technology Co. Ltd., Intermost Corporation, Tu Guoshen and Li Zhiquan (5)

10.5	Sale and Purchase Agreement among IMOT Information Technology (Shenzhen) Ltd., Shanghai Fortune Venture Limited, North Shanghai Branch of Shanghai Technology Property Right Exchange Center and Intermost Corporation (6)

10.6	Distributorship Agreement dated November 28, 2002 between KanHan Technologies Limited and ChinaE.com Information Technology Ltd. (7)

10.7	Intermost Corporation 2003 Equity Incentive Plan (8)

10.8	Joint Venture Agreement among Intermost Corporation and Entities and/or Individuals Collectively Referred to as “Investors.”(9)

14	Code of Ethics (10)

16	Letter on Change in Certifying Accountant (11)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to the respective exhibits filed with the Registrant’s amendment to Form10-KSB filed on October 15, 2004
(2)	Incorporated by reference to the respective exhibits filed with Registrant’s Registration Statement on Form 10-SB (File No. 0-30430).
(3)	Incorporated by reference to the respective exhibits filed with the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.
(4)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed on June 9, 2003.
(5)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed on August 17, 2004.
(6)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed on April 26, 2004.
(7)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed on February 14, 2003.
(8)	Incorporated by reference to the exhibit filed with the Registrant’s Proxy Statement filed on January 6, 2004.
(9)	Incorporated by reference to the exhibit filed with the Registrant’s Form 10-KSB filed on November 7, 2008.
(10)	Incorporated by reference to the exhibit filed with the Registrant’s amendment to Form 10-KSB filed on October 25, 2004.
(11)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed on March 8, 2004.

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2012	UNI CORE HOLDINGS CORPORATION

	By:	/s/ Chia Hsun Wu
Chia Hsun Wu
Chief Executive Officer

	By:	/s/ Thomas Lee
Thomas Lee
Chief Financial Officer

- 31 -