Form 10-K
period 2012-06-30
UNI CORE HOLDINGS CORP
filed 2012-10-15
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Room 1207-8, Bank of America Tower, 12 Harcourt Road, Central, Hong Kong

 (Address of principal executive offices, including zip code)

Registrant’ telephone number including area code	(852) 2827-6898

Securities pursuant to section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes ☐                No ☒

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

Yes ☐       No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of September 30, 2012, the aggregate value of voting and non-voting common equity held by non-affiliates was $518,391.

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

Information on Currency Translation

All amounts in this Annual Report are in Renminbi (“Rmb”) unless indicated to be in United States Dollars (“$” or “US$”). Our sales are principally in Rmb. The translation of Rmb amounts into US dollars are for reference purposes only and have been made at the exchange rate of Rmb6.3143 for US$1. The People’s Bank of China sets and publishes daily a base exchange rate with reference primarily to the supply and demand of/for Rmb against the US dollar in the market during the prior day. The People’s Bank of China also takes into account other factors such as the general conditions existing in the international foreign exchange markets. Although Chinese governmental policies were introduced in 1996 to reduce restrictions on the convertibility of Rmb into foreign currency for current amount items, conversion of Rmb into any other currency for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration for Foreign Exchange. Rmb which had been tightly pegged at Rmb8.28 for US$1 for the previous decade, was revalued on July 21, 2005 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure from the United States. The Peoples Bank of China also announced that the Rmb would be pegged to a basket of foreign currencies, rather than being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. The translation of Rmb amounts in this Annual Report on Form 10-K is not a representation that the Rmb amounts could actually be converted into US dollars at that rate or at any other rate on that date or on any other date.

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

On December 21, 2009, Uni Core Holdings Corporation (UCHC) entered into Investment Cooperation Agreement (Agreement) with the shareholders of Shaanxi Prosperous Agriculture Company Limited (Prosperous Agriculture) to acquire 51% equity of Prosperous Agriculture by two phrases and exchanged in total 11 millions of UCHC shares. This transaction has not yet finished.

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

Agriculture Products

Shaanxi Prosperous Agriculture Company Limited ("Prosperous Agriculture"), one of UCHC's subsidiaries, further strengthens its operation and innovate services by introducing a new model of promotion service "Double Hundred" before the beginning of the selling season to expand the depth of the direct sales chain system operation.

To execute the "Double Hundred" program, every direct sales store locates 100 high-quality growers and opens 100 road shows in the respective region. The launch of this program allows Prosperous Agriculture to get closer to the farmers to achieve a seamless connection in order to gain the recognition and support of the farmers. Furthermore, the foundation of direct sales chain store operation shall become much stronger through the integration of distinct dominant resources to achieve in-depth operation and promotion, and to raise the reputation and brand awareness of the direct sales chain model.

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

On February 17, 2012, the Company disposed the China Equity Platform Holding Company Limited and will no longer engage in electronic equity exchange business although we are still in the consultancy business.

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

Currently, because of the localized nature of equity exchanges, there is not significant competition among them. However, further development and expansion of other large equity exchanges, or the nationalization of equity exchanges, would be likely to result in an increase in competition. If that were to happen, it could have a material adverse effect on our ability to attract property owners to list their properties for sale on our exchange and to identify and secure investors or buyers for the properties we list. As the Company has disposed the China Equity Platform Holding Company Limited, the Company will no longer engage in equity exchange business.

Paper Products

Due to increased global awareness of environmental protection in recent years, the demand for honeycomb paper products continues to increase. It therefore attracts many speculators to invest in this high potential industry, most of which are smaller processing plants with a much smaller cost base than us and, therefore, enjoy a very big advantage in lower product costs.

Agriculture Products

Prosperous Agriculture, 51% of which is owned by UCHC, is headquartered in Xi'an, Shaanxi Province, China. Prosperous Agriculture manufactures and distributes agricultural brands and also establishes a national agricultural resources chain direct sales platform through the opening and acquiring of agricultural resources direct sales outlets and dealers, and by working with well-known manufacturers of agricultural products. Prosperous Agriculture integrated more than 2,000 agricultural resources.

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

The operation of our equity exchange will be largely dependent upon the development of China’s policies and laws relating to the transfer of private and state-owned equity. The transfer and management of state-owned equity are subject to the supervision of the Administrative Bureau of State-owned Assets, whereas the equity of privately-owned enterprises must be transferred in compliance with the Company Law and related regulations. After February 17, 2012, the Company is no longer engaging in equity exchange business.

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

Employees

As of June 30, 2012, we employed 675 full-time employees consisting of 15 management executives and 243 administrative & clerical staff and 417 direct labor. None of our employees is member of any labor union, and we have never experienced any business interruption as a result of any labor disputes. We do not provide any special benefit or incentive programs for our employees. We believe that we enjoy good relations with all of our employees.

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

Our principal executive office consists of approximately 200 square feet of office space that is located at Room 1207-8, Bank of America Tower, 12 Harcourt Road, Central, Hong Kong. The premises are leased from a related third party with free rental.

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

All of our office facilities are in good condition and we believe they are adequate to support our operations for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries did not have any pending or threatened legal proceedings outstanding as at June 30, 2012.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-The-Counter Electronic Bulletin Board (the “OTC Bulletin Board”), and is traded under the symbol “UCHC”.

The following table represents the high and low bid prices for our common stock on the OTC Bulletin Board for each quarter during the last two fiscal years.

		High	Low
Fiscal 2011

	Quarter ended September 30, 2010	0.19	0.10
	Quarter ended December 31, 2010	0.15	0.07
	Quarter ended March 31, 2011	0.12	0.09
	Quarter ended June 30, 2011	0.13	0.06

Fiscal 2012

	Quarter ended September 30, 2011	0.11	0.0839
	Quarter ended December 31, 2011	0.095	0.07
	Quarter ended March 31, 2012	0.075	0.01
	Quarter ended June 30, 2012	0.029	0.0005

The above bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders. As of September 30, 2012, there were approximately 606 holders of record of the Company’s common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends. We have never declared or paid any cash dividend on our common stock and do not expect to declare or pay any cash dividend in the foreseeable future.

Recent Purchases and Sales of Unregistered Securities. In the fiscal year ended June 30, 2012, the Company issued common stock to various parties and redeemed common stock. The following transactions have not been reported by the Company in previous quarterly reports. The value of the common stock for each issuance was based on one of the following: the market price of the shares on the date of the transactions, the market price of the shares on the date the negotiations between the parties began or on the fair value of services received. The issuances were as follows:

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

The first phrase of 21% equity of Prosperous Agriculture transferred to UCHC’s subsidiaries, IMOT Information Technology (Shenzhen) Limited (IMOTSZ), was approved by PRC authority on December 24, 2010. According to the term of the Agreement, UCHC had allotted 4 million shares at $0.1 per share to the parties below on January 18, 2011:

Name	No. of shares
Wang Fei	2,232,000
Wu Qiang	1,116,000
Zhao Jing Jing	372,000
China Equity Platform Holding Group Limited	160,000
Star Fair Ventures Corporation	120,000

The second phrase of 30% equity of Prosperous Agriculture transferred to UCHC’s subsidiaries, IMOT Information Technology (Shenzhen) Limited, was approved by PRC authority on December 1, 2011.

Auditors will start to evaluate the net assets value of 51% equity of Prosperous Agriculture in late of April 2012.

During this financial year, for the reason of services rendered, we issued totaling 28,000,000 shares of common stock at fair market value to Brighton Capital Ltd, George Capps, TG Private Equity Inc, DC Global Consultancy Ltd, Region Capital Ltd, Hung Kwok Wing & FG Management Co. Ltd. In addition, the company issued 170,334,867, 190,643,687 and 341,650,000 to Asher Enterprises, Inc., Magna Group, LLC, and Tonaquint, Inc. respectively for the purpose of convertible loan in cash.

Stock options issued to directors at fair market value, including of Fred Peck, Chia Hsun Wu, Shinohara Hiroshi & Thomas Lee, the company issued 19,000,000 in total for this year

On 13 March 2012, we issued 50,000,000 to FG Management Co. Ltd. for compensation the disposition of collateral under secured convertible promissory note 5 September 2011 During July 2011 to June 2012, we issued 20,000,000 shares to FG Management Co., Ltd. and 8,000,000 shares to another six parties.

Securities Authorized for Issuance Under Equity Compensation Plans. On December 1, 2003 our Board of Directors adopted and on January 28, 2004 our stockholders approved the Intermost Corporation 2003 Equity Incentive Plan (“Plan”) pursuant to which the Board of Directors may grant awards of shares of our common stock and options to purchase shares of our common stock to our employess, officers and directors and our consultants independent contractors and advisers. As of June 30, 2012, no awards had been granted from the Plan. See “Other Compensation and Employment Arrangements” under “Item 11. EXECUTIVE COMPENSATION,” for more information.

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

During the fiscal year ended June 30, 2012 we incurred a net operating loss of $7,956,452. Our auditor, Albert Wong & Co., CPA, has issued a “going concern” opinion for our financial statements as of June 30, 2012, as a result of out recurring losses from operations, a significant accumulated deficit, and our continuing to experience negative cash flows.

Results of Operations

Following is summary financial information reflecting our operations for the periods indicated.

		Year Ended June 30
	2012	2011
Net revenues	$22,990,061	$19,735,344
Cost of revenues	(21,264,457)	(19,125,664)
Gross profit/(loss)	1,725,604	609,680
Selling, general and administrative expenses	(5,845,709)	(5,811,357)
Exchange differences	65,333	(91,542)
Amortization of intangible assets	(1,202,685)	(10,663)
Amortization of goodwill	(10,136,655)	(2,854,023)
Written off loan receivables	-	-
Recovering / Written off trade receivables	0	(38,154)
Interest income	(711,483)	(596,924)
Investment income	0	950,542
Loss from operations	(16,105,595)	(7,842,441)
Impairment of associate company	(758,900)
Other income, net	(287,934)	-
Loss before taxation	(17,152,429)	(7,842,441)
Taxation	-	-
Loss before minority interest	(17,152,429)	(7,842,441)
Minority interest	0	(114,011)
Net loss	(17,152,429)	(7,956,452)

Year Ended June 30, 2012 Compared to Year Ended June 30, 2011

Net revenues.

Net revenues for the year ended June 30, 2012 increased by $17,029K1, or 629.3%, to $19,735K from $2,706K for the year ended June 30, 2011.

Net revenues during fiscals 2012 and 2011 were derived principally from sales of paper products and e-commerce solutions. The term “e-commerce solutions” includes web site design and development and web hosting.

The following table reflects the total net revenues and percentage of net revenues by major category and location for the periods indicated:

	Year Ended June 30		Year Ended June 30
	2012	2011	2012	2011
	US$	US$
Net Revenues by major category
Sales of paper products	22,942,474	19,375,862	99.8%	98%
E-commerce solutions
- website design and development	-	-	- %	-%
Consulting service income	47,587	359,482	0.2%	2%

	22,990,061	19,735,344	100%	100%

	Year Ended June 30		Year Ended June 30
	2012	2011	2012	2011
	US$	US$
Net Revenues by location
British Virgin Islands		175,797	-%	1%
People’s Republic of China	22,990,061	19,559,547	100%	99%

	22,990,061	19,735,344	100%	100%

Costs of Revenues.

Costs of revenues consist principally of the production cost of paper products for the year ended June 30, 2012 and 2011. The costs of revenues for the year ended June 30, 2012 and 2011 consist principally of direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel employee benefits and office expenses.

The following table reflects the principal components of costs of revenues and the percentage of net revenues represented by each component for the periods indicated:

1 As used in this Annual Report on Form 10-K, the letter “K” appearing immediately after a dollar amount denotes rounding to the nearest $1,000; as an example, $380,499 may be rounded to “$380K”

	Total Cost of Revenues		Percentage to Total Net Revenues
	Year Ended June 30		Year Ended June 30
	2012	2011	2012	2011
	US$	US$
Direct materials	17,150,873	15,157,973	74.60%	76.81%
Direct labor	1,216,891	1,173,022	5.29%	5.94%
Manufacturing overhead	2,531,538	2,117,789	11.01%	10.73%
Depreciation	256,513	555,036	1.12%	2.81%
Other	108,642	121,844	0.47%	0.62%

Total	21,264,457	19,125,664	92.49%	96.91%

Compared to the 2011 fiscal year, the total costs of revenues for the 2012 fiscal year increased by $2,139K, or 11.18%, to $21,264K..

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

	Total SG & A		Percentage to Total Net Revenues
	Year Ended June 30		Year Ended June 30
	2012	2011	2012	2011
	US$	US$
Sales and marketing salaries and
commission	743,551	688,519	3.49%	3.23%
Other sales and marketing expenses	235,704	997,496	5.05%	1.03%
Rental obligation	599,454	539,656	2.73%	2.61%
Administrative salaries	1,630,741	1,079,971	5.47%	7.09%
Corporate overhead	2,636,259	2,505,715	12.70%	11.47%

Total	5,845,709	5,811,357	29.44%	25.43%

The principal components of SG&A during the 2012 year were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate overhead expenses, which include legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation, consultancy fees, and allowance for bad and doubtful accounts.

For the 2012 fiscal year, SG&A increased by $34K or 0.59%, to $5,846K as compared to $5,811K for the 2011 fiscal year. Sales and marketing salaries and commissions increased by $55K or 7.99% during the 2012 fiscal year, to $743K, as compared to $689K for the 2011 fiscal year. During the 2012 fiscal year, administrative salaries increased by $550K or 51%, to $1,631K, as compared to $1,080K in the 2011 fiscal year. Other corporate overhead expense increased during the 2012 fiscal year by $131K or 5.2%, to $2,636K, as compared to $2,506K in the 2011 fiscal year.

Minority Interest.

For Sale of China Equity Platform Holding Group Ltd. We do not have any minority interest this year.

Liquidity and Capital Resources

To date, we have funded our operations with cash from our operating activities, sales of our securities and by using our common stock to make acquisitions and purchases.

At June 30, 2012 we had cash and cash equivalents of $507K and net current liabilities of $5,575K as compared to $2,178K of cash and cash equivalents and $1,763K of net current liabilities as of June 30, 2011.

Net cash used in operating activities totaled $6,426K during the 2012 fiscal year while net cash provided by operating activities was $3,209K during the 2011 fiscal year. Cash used in operating activities was partially offset by non-cash charges, including depreciation expense in the amount of $1,005K and amortization of intangible assets in the amount of $1,256K.

Net cash used in investing activities was $265K for the 2012 fiscal year while net cash used in investing activities was $177K for the 2011 fiscal year. Funds provided by investing activities derived from the amount of funds used in acquiring office equipments in 2012 and funds used in investing activities consisted of addition of office equipment and intangible assets in 2011.

Net cash provided by financing activities was $2,856K for the 2012 fiscal year while net cash used in financing activities was $3,976K for the 2011 fiscal year. Funds provided by financing activity were mainly from the issuance of common stocks, the increase in bank loan and convertible loan stocksduring the 2012 fiscal year.

We had no long term debt as of June 30, 2012. Except as otherwise described herein, we have no plans to make any major capital expenditures during the next 12 months and we are not aware of any trends or uncertainties that could affect sales of our products. We do not have any off balance sheet arrangements.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. We have identified our material weaknesses in internal control over financial reporting due to the deficiencies in relevant education and ongoing training your financial management and staff. We have taken or plan to take and the procedures we have implemented or plan to implement to correct the identified material weakness are:

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

We concluded that our internal control over financial reporting was not effective as of June 30, 2012.

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

Change in Internal Controls Over Financing Reporting

During the year ended June 30, 2012 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors, Executive Officers and Certain Significant Employees

The following table sets forth certain information regarding the directors and executive officers of the Company.

Name	Age	Position

Fred Peck	53	Director

Chia Hsun Wu	52	Director and Chief Executive Officer

Hiroshi Shinohara	56	Director

Thomas Lee	62	Chief Financial Officer

There are no family relationships among any of the directors or officers of the Company.

None of our directors or executive officers has, during the past five years,

•	had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

•	been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

•	been subject to any order, judgment, or decree not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

•	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Based solely upon a review of the public files of the SEC, the Company believes that, with respect to its fiscal year ended June 30, 2012, none of the Company’s directors and officers and none of the persons known to the Company to own more than 10% of the Company’s common stock, filed beneficial ownership reports with the Securities and Exchange Commission.

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

Our “executive officers” include our current Chief Executive Officer, Chia Hsun Wu; and our Chief Financial Officer, Thomas Lee.

The following table sets forth information concerning cash and non-cash compensation paid or accrued to our executive officers during the past fiscal year:

Summary Compensation Table

The amounts in the table below are calculated as of June 30, 2012

Name and Principal Position	Year	Salary	Bonus	Stock awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)(4)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Chia Hsun Wu,	2012	0	0	0	0	0	0	0	0
CEO (1)	2011	0	0	0	0	0	0	0	0

Thomas Lee,	2012	153,165	0	0	0	0	0	0	153,165
CFO (2)	2011	166,106	0	0	0	0	0	0	166,106
	2010	114,245	0	0	0	0	0	0	114,245

(1) Mr. Chia Hsun Wu was appointed as Director of the Company on November 3, 2006 and Chief Executive Officer on October 1, 2009.

(2) Mr. Thomas Lee was appointed as Chief Financial Officer of the Company on June 13, 2007

Director Compensation Table

The amounts in the table below are calculated as of June 30, 2012.

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

The Plan authorizes awards of options, awards of stock (“Stock Award”) and the granting of bonus stock (“Stock Bonus”). Persons eligible to receive awards under the Plan include the Company's employees, officers and directors and its consultants, independent contractors and advisors. As of June 30, 2011, all of the Company’s employees, officers and directors were eligible to receive awards under the Plan. The number of persons covered by the Plan may increase if we add additional employees (including officers) and directors. As of the date of this Annual Report, no awards have been granted from the Plan.

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

Common Stock

The following table is furnished as of June 30, 2012, to indicate beneficial ownership of shares of the Company’s common stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company’s common stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group.

Class of Stock	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Common	Global Golden Group Investments Company Limited [1]	-	N/A
Common	FG Management Company Limited [1]	99,785,029	6.59%
Common	Fred Peck [2]	-	N/A
Common	Wu Chia Hsun [2]	-	N/A
Common	Hiroshi Shinohara [2]	-	N/A

Common	Thomas Lee [2]	-	N/A

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under Equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	Not applicable	20,000,000
Equity compensation plans not approved by security holders	0	Not applicable	0
Total	0	Not Applicable	20,000,000

ITEM13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No directors, executive officers or immediate family members of such individuals were engaged in transactions with us or any of our subsidiaries during the fiscal years ended June 30, 2006, June 30, 2007, June 30, 2008, June 30, 2009, June 30, 2010, June 30, 2011, and June 30, 2012. Furthermore, we have no “interlocking” relationships in which any of our executive officers are a member of the board of directors of another entity whose executive officers are a member of our Board of directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2012 and June 30, 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	June 30, 2012		June 30, 2011

(i) Audit Fees	$50,000	*	$40,000	*
(ii) Audit Related Fees	$-0-		$-0-
(iii) Tax Fees	$2,000-		$2,000-
(iv) All Other Fees	$-0-		$-0-

* Audit fee for fiscal years ended June 30, 2012 and June 30, 2011 were accrued to the auditors, Albert Wong & Co., CPA.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

Exhibit
Number	Description of Exhibit

2.1	Articles of Merger (1)

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Cooperative Agreement re: formation of Jiayin E-Commerce joint venture (2)

10.2	Agreement Regarding Transfer of Properties on 38th Floor, Guomao Building (3)

10.3	Shareholding Transfer Agreement dated May 23, 2003 between IMOT Information Technology (Shenzhen) Ltd. and Shanghai Newray Business Development Co., Ltd. (4)

10.4	Share Transfer Agreement among IMOT Information Technology (Shenzhen) Ltd., Shenzhen Golden Anke Technology Co. Ltd., Intermost Corporation, Tu Guoshen and Li Zhiquan (5)

10.5	Sale and Purchase Agreement among IMOT Information Technology (Shenzhen) Ltd., Shanghai Fortune Venture Limited, North Shanghai Branch of Shanghai Technology Property Right Exchange Center and Intermost Corporation (6)

10.6	Distributorship Agreement dated November 28, 2002 between KanHan Technologies Limited and ChinaE.com Information Technology Ltd. (7)

10.7	Intermost Corporation 2003 Equity Incentive Plan (8)

10.8	Joint Venture Agreement among Intermost Corporation and Entities and/or Individuals Collectively Referred to as “Investors.”*

14	Code of Ethics (9)

21	Significant Subsidiaries *

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to the respective exhibits filed with the Registrant’s 10-KSB Amendment filed with the SEC on October 15, 2004
(2)	Incorporated by reference to the respective exhibits filed with Registrant’s Registration Statement on Form 10-SB (Commission File No. 0-30430).
(3)	Incorporated by reference to the respective exhibits filed with the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.
(4)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2003.
(5)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2004.
(6)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2004.
(7)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2003.
(8)	Incorporated by reference to the exhibit filed with the Registrant’s Proxy Statement filed with the SEC on January 6, 2004.
(9)	Incorporated by reference to the exhibit filed with the Registrant’s 10-KSB Amendment filed with the SEC on October 25, 2004.
(10)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2004.
*	Filed herewith. [Align exhibit numbers with the first line of each description.] Re Exhibit 16: the disclosure called for by Item 304 – Changes in and Disagreements with Accountants, etc. – only applies to the ast two most recent fiscal years [see Item 304(d)] so the exhibit – accountant’s letter – is no longer required.

(b)	Reports on Form 8-K

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

On October 26, 2011 the Registrant had filed a Current Report to report that on September 30, 2011, the Company received a written notice of resignation from Wang Sin-Wei, one of its director, effective on October 31, 2011.

On January 18, 2012 the Registrant had filed a Current Report to report that on December 21, 2009, Uni Core Holdings Corporation (UCHC) entered into Investment Cooperation Agreement (Agreement) with the shareholders of Shaanxi Prosperous Agriculture Company Limited (Prosperous Agriculture) to acquire 51% equity of Prosperous Agriculture by two phrases and exchanged in total 11 millions of UCHC shares.

The first phrase of 21% equity of Prosperous Agriculture transferred to UCHC’s subsidiaries, IMOT Information Technology (Shenzhen) Limited (IMOTSZ), was approved by PRC authority on December 24, 2010. According to the term of the Agreement, UCHC had allotted 4 million shares to the parties below on January 18, 2011:

Name	No. of shares

Wang Fei	2,232,000
Wu Qiang	1,116,000
Zhao Jing Jing	372,000
China Equity Platform Holding Group Limited	160,000
Star Fair Ventures Corporation	120,000

The second phrase of 30% equity of Prosperous Agriculture transferred to UCHC’s subsidiaries, IMOT Information Technology (Shenzhen) Limited, was approved by PRC authority on December 1, 2011.

Auditors will start to evaluate the net assets value of 51% equity of Prosperous Agriculture in late of April 2012.

On February 28, 2012 the Registrant had filed a Current Report to report that on February 27, 2012, the Company signed a Sale and Purchase Agreement with Sunshine Financial Holdings Limited for the sale of –66,716,495– shares of and in China Equity Platform Holding Group Limited at the consideration of RBM10,000,000.

On June 29, 2012 the Registrant had filed a Current Report to report that on June 28, 2012, the Board of Directors of Uni Core Holdings Corporation (“the Company”) approved the engagement of Albert Wong & Co. LLP (“New Auditor”), an independent U.S. CPA firm which was associated with the Company's existing independent accountants, Albert Wong & Co. (“Previous Auditor”), who has tendered its resignation, as its new independent accountants for the Company’s fiscal year ended June 30, 2012.

The report of the Previous Auditor on the Company's consolidated financial statements for the fiscal years ended June 30, 2010 and 2011 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles but modified to a going concern. For the years ended June 30, 2010 and 2011, there have been no disagreements between the Company and the Previous Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the Previous Auditor’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. For the years ended June 30, 2010 and 2011, there were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided the Previous Auditor with a copy of this Report and the Company has requested that the Previous Auditor furnish a letter addressed to the Commission stating whether it agrees with the statements above. A copy of this letter is filed as an exhibit to this Report.

For the years ended June 30, 2010 and 2011, neither the Company nor anyone acting on the Company's behalf consulted the New Auditor with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

On July 12, 2012 the Registrant had filed a Current Report to report that on June 19, 2011, Ironridge Global IV, Ltd. (“Ironridge”) informed Uni Core Holdings Corporation (“the Company”) that the agreement reached on May 21, 2012 whereby Ironridge and the Company settled $1,483,721 in previously outstanding debt of the Company now owned by Ironridge, in exchange for unregistered shares of common stock of the Company is to be cancelled. The Company accepted the cancellation

On July 18, 2012 the Registrant had filed a Current Report to report that on June 28, 2012, the Board of Directors of Uni Core Holdings Corporation (“the Company”) approved the engagement of Albert Wong & Co. LLP (“New Auditor”), an independent U.S. CPA firm which was associated with the Company's existing independent accountants, Albert Wong & Co. (“Previous Auditor”), who has tendered its resignation, as its new independent accountants for the Company’s fiscal year ended June 30, 2012.

The report of the Previous Auditor on the Company's consolidated financial statements for the fiscal years ended June 30, 2010 and 2011 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles but modified to a going concern. For the years ended June 30, 2010 and 2011, there have been no disagreements between the Company and the Previous Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the Previous Auditor’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. For the years ended June 30, 2010 and 2011, there were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K.

During the Company’s audit reports from the Previous Auditor on the financial statements of the Company for the fiscal years ended June 30, 2010 and 2011 and the subsequent interim period through date of resignation, there were no disagreements with the Previous Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Previous Auditor, would have caused to make reference to the subject matter of the disagreements in connection with its reports; and there were no “reporting events” within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided the Previous Auditor with a copy of this Report and the Company has requested that the Previous Auditor furnish a letter addressed to the Commission stating whether it agrees with the statements above. A copy of this letter is filed as an exhibit to this Report.

For the years ended June 30, 2010 and 2011, neither the Company nor anyone acting on the Company's behalf consulted the New Auditor with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following auditor’s report and financial statements are filed as part of this annual report:

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	37 - 38

CONSOLIDATED BALANCE SHEET	39 - 40

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME	41

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	42

CONSOLIDATED STATEMENT OF CASH FLOWS	43 - 44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	45 - 73

ALBERT WONG & CO., LLP
CERTIFIED PUBILC ACCOUNTANTS
139 Fulton Street, Suite 818B,
New York, NY 10038-2532
Tel : 212-226-9088
Fax: 212-437- 2193

To:	The board of directors and stockholders of
Uni Core Holdings Corporation

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Uni Core Holdings Corporation and subsidiaries as of June 30, 2012 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uni Core Holdings Corporation as of June 30, 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York	Albert Wong & Co., LLP.
October 11, 2012	Certified Public Accountants

ALBERT WONG & CO.
CERTIFIED PUBILC ACCOUNTANTS
Room 701, 7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., CPA(Practising)

To:	The board of directors and stockholders of
Uni Core Holdings Corporation

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Uni Core Holdings Corporation and subsidiaries as of June 30, 2011 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uni Core Holdings Corporation as of June 30, 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

UNI CORE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2012 AND 2011
(Stated in US Dollars)

	Notes	2012	2011
ASSETS
Current assets
Cash and cash equivalents	2(e)	$506,647	$2,177,729
Accounts receivable, net	2(f)	6,412,599	5,094,329
Deposits, prepayment and other receivables	3	1,821,609	3,011,746
Amount due from related company	5	649,767	634,768
Other loan receivables	6	105,531	112,447
Inventory	8	1,532,384	1,863,474
Total current assets		$11,028,537	$12,894,493
Unlisted investment	2(g)	295,587	949,873
Investment in associated companies	2(l)	-	1
Goodwill	4	-	8,779,715
Plant and equipment, net	7	6,653,927	7,229,808
Intangible assets, net	9	-	1,234,368

TOTAL ASSETS		$17,978,051	$31,088,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$5,306,612	$4,598,085
Accrued liabilities and other payable	10	2,961,858	2,943,009
Customers deposits		-	19,705
Advance from a shareholder	11	1,101,273	976,561
Convertible promissory notes	12	322,851	-
Short term loan	13	6,911,174	6,118,679
Business and other taxes payable		-	1,104
Total current liabilities		$16,603,768	$14,657,143
TOTAL LIABILITIES		$16,603,768	$14,657,143

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2012 AND 2011
(Stated in US Dollars)

	Notes	2012	2011
STOCKHOLDERS’ EQUITY

Preferred stock at $0.001 par value, 5,000,000 (2011: 5,000,000) shares authorized, Nil (2011: Nil) shares issued and outstanding.		-	-

Common stock at $0.001 par value, 2,000,000,000 (2011: 2,000,000,000) shares authorized, 1,514,035,427 (2011: 707,406,873) shares issued and outstanding at June 30, 2012;	15	$1,514,036	$707,407
Additional paid-in capital	15	58,822,870	57,556,806
Accumulated deficit		(61,228,904)	(44,076,475)
Non-control interest		-	1,406,863
Accumulated other comprehensive income	2(t),15	2,266,281	836,514

		$1,374,283	$16,431,115

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$17,978,051	$31,088,258

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Stated in US Dollars)

	Notes	2012	2011

Net revenues	2(m)	$22,990,061	$19,735,344
Cost of net revenues		(21,264,457)	(19,125,664)

Gross profit		$1,725,604	$609,680
Selling, general and administrative expenses		(6,983,061)	(5,913,562)

Loss from operations		$(5,257,457)	$(5,303,882)
Interest income		37,943	12,523
Interest expense		(749,426)	(609,447)
Dividend income		-	950,542
Other expenses		(287,934)	-
Bad debts written off	3(d)	-	(38,154)
		$(6,256,874)	$(4,988,418)
Unusual items
Loss on disposal of subsidiaries	18	(758,900)	-
Impairment on Goodwill	4	(8,933,970)	(2,854,023)

Provision for impairment on intangible assets	9	(1,202,685)
Loss before income taxes and minority interests		$(17,152,429)	$(7,842,441)
Income taxes	14	-	-

Net loss before minority interests		$(17,152,429)	$(7,842,441)
Non-control interest		-	(114,011)

Net loss		$(17,152,429)	$(7,956,452)

Net loss per share:
-Basic and diluted		$(0.0219)	$(0.0115)

Weighted average no. of common stock
-Basic and diluted		783,066,909	690,079,476

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Stated in US Dollars)

			Additional	Accumulated
	No.		paid	Other
	shares	Common	In	comprehensive	Accumulated	Non-control
	outstanding	stock	capital	Income/(loss)	deficit	interest	Total
Balance, July 1, 2011	707,406,873	$707,407	$57,556,806	$836,514	$(44,076,475)	$1,406,863	$16,431,115
Net (loss)/profit	-	-	-	-	(17,152,429)	-	(17,152,429)
Issuance of common stock	806,628,554	$806,629	$1,266,064	$-	$-	$-	$2,072,693
Dividend paid				-	-	(464,733)	(464,733)
Disposal of subsidiaries				-	-	(942,130)	(942,130)
Foreign currency translation adjustment	-	-	-	1,429,767	-		1,429,767
Balance, June 30, 2012	1,514,035,427	$1,514,036	$58,822,870	$2,266,281	$(61,228,904)	$-	$1,374,283

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Stated in US Dollars)

	Note	2012	2011
Cash flows from operating activities
Net loss		$(17,152,429)	$(7,956,452)
Provision for impairment on intangible assets		1,202,685	-
Amortization of intangible assets		24,521	23,906
Bad debts	3(d)	-	38,154
Depreciation		1,004,573	1,055,646
Loss on disposal of fixed assets		2,685	422,391
Impairment of goodwill	4	8,933,970	2,854,023
Impairment of investment		1	-
Consultant fee by issuances of common stock		-	150,000
Non-control interest		(1,431,581)	114,011
Issuances of common stock by CEPHGL			-

Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts receivable, net		(1,190,805)	(367,701)
Deposits, prepayment and other receivable		1,253,835	(1,318,295)
Inventory		372,901	674,493
Accounts payables		596,329	893,663
Accrued liabilities and other payable		(50,391)	206,797
Customers deposits		(20,051)	513
Deferred revenue		(407)	-
Business and other taxes payable		(717)	(481)

Net cash (used in)/provided by operating activities		$(6,454,881)	$(3,209,332)

Cash flows from investing activities
Acquisition of plant and equipment		$(264,964)	$(174,205)
Acquisition of intangible assets		-	(2,459)

Net cash (used in)/provided by investing activities		$(264,964)	$(176,664)

UNI CORE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Stated in US Dollars)

	2012	2011
Cash flows from financing activities
Advance from a related party	$-	$(195,517)
Advance from a shareholder	101,035	606,874
Repayment of finance lease	320,940	(296,065)
Bank loans	644,082	310,993
Insurance of common stock	1,790,051	3,550,000

Net cash provided by financing activities	$2,856,108	$3,976,285

Net (decrease) increase in cash and cash equivalents	$(3,863,737)	$590,289
Effect of foreign currency translation on cash and cash equivalents	2,192,655	(521,106)

Cash and cash equivalents–beginning of year	2,177,729	2,108,546

Cash and cash equivalents–end of year	$506,647	$2,177,729

	2012	2011
Supplementary cash flow information:
Interest received	$37,943	$12,523
Interest expense	(749,426)	(609,447)

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Uni Core Holdings Corporation (formerly known as Intermost Corporation) (hereinafter referred to as the “Company”, including its subsidiaries and associated companies when the context so requires) was originally incorporated in the State of Utah on March 6, 1985 under the name Utility Communications International, Inc. The Company changed its name from Utility Communications International, Inc. to Uni Core Holdings Corporation on October 23, 1998. In February 2003, the Company re-domiciled from the State of Utah to the State of Wyoming.

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

On February 27, 2012, the Company has disposed the entire investment in the China Equity Platform Holding Group Limited.

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

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of Uni Core Holdings Corporation (the Company) and its eleven subsidiaries (of which three were totally impaired), two associate companies (of which one was totally impaired) and one affiliated company, constituting the group. Significant inter-company transactions have been eliminated in consolidation. The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries, and the ownership interests of minority investors are recorded as minority interests.

The Company disposed the China Equity Platform Holding Group Limited and its subsidiaries on February 27, 2012 with a consideration at approximate of US$1,600,128 (RMB 10,000,000).

The Company’s subsidiaries and affiliated companies and their principal activities as of June 30, 2012 are summarized as follows:

Name	Place of incorporation of organization	Percentage of Equity Interest Attributable to the Company	Principal Activities
Uni Core Holdings Corporation (“IL”)	British Virgin Islands	100%	Investment holding

Leader Palace International Limited (LP)	British Virgin Islands	100%	Inactive

Intermost (H.K.) Limited (“IHKL”)	Hong Kong	100%	Inactive

IMOT Information Technology (Shenzhen) Ltd. (“IITSL”)*	PRC	100%	Inactive

China Equity Platform Holding Group Limited (“CEPHGL”)**	British Virgin Islands	0%	Investment holding

ChinaE.com E-Commerce Co. Ltd. (Formerly known as China E.com Information Technology Ltd. (“CECITL”))***	PRC	0%	Business equity and financial consulting services

ChinaE.com Technology (Shenzhen) Ltd.(“CECTSL”)***	PRC	0%	Business equity and financial consulting services

ChinaE.com Investment Consultants (Shenzhen) Company Ltd. (“CECICSL”)****	PRC	0%	Inactive

Intermost Focus Advertising Company Ltd.(“IFACL”)****	PRC	0%	Inactive

Shenzhen United Property And Share Rights Exchange (fka. “Shenzhen International Hi-Tech Property Right Exchange Centre”) (“SIHTPREC”)*****	PRC	0%	Private equity exchange

Hainan Special Economic Zone Property Right Exchange Center (“PREC”)*****	PRC	0%	Private Property Right Exchange

Easeway Investments Limited (“EIL”)	British Virgin Islands	100%	Inactive

APT Paper Group Limited (“APTPGL”)	Cayman Islands	100%	Investment holding

Plan Star Development Limited (“PSDL”)	Hong Kong	100%	Investment holding

Jin Long Paper Products Company Limited (“JLPPCL”)	PRC	100%	Manufacturing and wholesale of paper product

Ho Ni Long Honeycomb Paper Product (Shenzhen) Company Limited (“HNL”)	PRC	100%	Manufacturing and wholesale of paper product

Pheng Hoon Honeycomb Paper Products Pte. Limited (“PHHP”)	Singapore	12.67%	Paper or paper product wholesale

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

** During the fiscal year of June 30, 2009, the Company has transferred the subsidiary companies, CECITL, CECICSL, IFACL & CECTSL and investments in PRC companies, SIHTPREC & PREC to CEPHGL in exchanging 60% of shareholdings in CEPHGL. The group operations of CEPHGL are consolidated into the Company’s financial statements. As at June 30, 2010, the effective holding rate was reduced from 60% to 53.42% due to issuance of additional common stock. As at February 27, 2012, the Company has disposed the entire China Equity Platform Holding Group Limited with its subsidiaries and investment.

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

The non-marketable equity security investments are presented at historical cost because the Company does not have significant influence over the underlying investments. These investments are subject to a periodic impairment review. To the extent any impairment is considered other-than-temporary, the investment is written down to its fair value and the loss is recorded as interest income and other, net. The amount of unlisted investment is RMB 6,441,372 of Shenzhen United Property And Share Rights Exchange (f.k.a. “Shenzhen International Hi-Tech Property Right Exchange Centre”) (“SIHTPREC”), no impairment has been found necessary until the entire investment was disposed on February 17, 2012.

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

- The seller’s price to the buyer is fixed or determinable; and

- Collection is reasonably assured.

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

The Company did not have any stock options outstanding during the year ended June 30, 2012 (2011: Nil). Accordingly, no pro forma financial disclosure is provided herein.

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(o)	Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

(p)	Advertising

The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $nil and $nil for the years ended June 30, 2012 and 2011 respectively.

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

In respect of the Company’s subsidiaries domiciled and operated in China, Taiwan and Hong Kong, the taxation of these entities can be summarized as follows:

The subsidiaries incorporated in PRC are subject to the corporation income tax rate of 25% for 2012 and 2011.

The subsidiary incorporated in BVI while operated in Taiwan will be considered a non-resident for tax purposes to the profit-seeking enterprise income tax which is from 0% to 25%. However, it will be subject to profit-seeking enterprise income tax only for its income derived from Taiwan sources.

The subsidiaries are subject to Hong Kong profits tax rate of 16.5% (2011: 16.5%).

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

	June 30, 2012	June 30, 2011
Year end HKD : US$ exchange rate	7.7573	7.7834
Average yearly HKD : US$ exchange rate	7.7738	7.7745

	June 30, 2012	June 30, 2011
Year end TWD : US$ exchange rate	29.5104	28.9100
Average yearly TWD : US$ exchange rate	29.8245	30.1354

	June 30, 2012	June 30, 2011
Year end RMB : US$ exchange rate	6.3143	6.4635
Average yearly RMB : US$ exchange rate	6.3519	6.6278

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

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 is intended to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this ASU will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. For public entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. For nonpublic entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2012. Early adoption is permissible for both public and nonpublic entities. ASU 2011-09 should be applied retrospectively for all prior periods presented.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. ASU No. 2011-10 is intended to resolve the diversity in practice about whether the guidance in Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, Consolidation—Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This Update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, ASU 2011-10 is effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.

In July 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-01, Health Care Entities (Topic 954): Continuing Care Retirement Communities — Refundable Advance Fees. This ASU clarifies that an entity should classify an advance fee as deferred revenue when a continuing care retirement community has a resident contract that provides for payment of the refundable advance fee upon reoccupancy by a subsequent resident, which is limited to the proceeds of reoccupancy. Refundable advance fees that are contingent upon reoccupancy by a subsequent resident but are not limited to the proceeds of reoccupancy should be accounted for and reported as a liability. For public entities (including conduit bond obligors), the amendments in ASU No. 2012-01 are effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments to the codification in the ASU are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in ASU No. 2012-01 should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

In July 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Stated in US Dollars)

3.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables are summarized as follow:

	2012	2011
Rental and utilities deposits	$9,724	$216,939
Advance to employees (c)	114,339	61,528
Prepaid expenses	28,908	133,563
Deposit for acquisition (d)	793,741	709,430
Deposit by court order (b)	-	622,193
Trade deposit paid	-	457,853
Other receivables (a)	73,082	57,308
Deposit for legal services	38,092	16,353
Advanced to third party (e)	756,283	753,735
Exchange difference	7,440	(17,156)

	$1,821,609	$3,011,746

(a)	Other receivables are the amount that will be collected from an associated company, Golden Anke Technology, Ltd. It is unsecured, non-interest bearing, and, due and payable on demand.

(b)	Fu Xiang Peng and Liu Fang Rong Versus Shenzhen Jinlong Paper Products Co., Ltd., Honilong Honeycomb Paper Product (Shenzhen) Co., Ltd., Shenzhen Jinli Honeycomb Paper Products Equipments Co., Ltd., Suzhou Eastern Sunrise Wall Material Technology Co., Ltd. And Qingdao Eastern Sunrise Co., Ltd. All the parties of this case have reached a settlement agreement, and Shenzhen Jonlong Paper Products Co., Ltd. has deposited relevant amount of money into the specified bank account according to the court’s instruction.

(c)	Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the rollforward of the activity in the advances to employees:.

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Stated in US Dollars)

3.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES (continued)

(d)	On December 21, 2009, Uni Core Holdings Corporation (UCHC) entered into Investment Cooperation Agreement (Agreement) with the shareholders of Shaanxi Prosperous Agriculture Company Limited (Prosperous Agriculture) to acquire 51% equity of Prosperous Agriculture by two phrases and exchanged in total 11 millions of UCHC shares. This transaction is not closed yet and may be subject to further negotiation.

(e)	Deposit of US$753,735 (RMB5,000,000) for the set-up of Avana Insurance Agency in PRC.

4.	GOODWILL

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

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Stated in US Dollars)

4.	GOODWILL (continued)

According to SAB No. 30 (Topic 5E) and SAB No, 81 (Topic 5U), the gain on spin-off subsidiaries are eliminated in the Company’s consolidated financial statements to reverse the immediate gain recognition on the spin-off subsidiaries transaction.

Pursuant to the acquisition agreement completed on May 31, 2010 with APT Paper Group Limited, the company issued 440,000,000 common stocks at market price at approximate $0.065 per share as of June 1, 2010. As of June 30, 2012, the goodwill was completely impaired owing to continuously loss of the APT Paper Group Limited which rendered the entire goodwill to be valueless. The transaction was shown as below:

	RMB	USD
Cost of acquisition	$195,309,400	$28,600,000
Net equity of APT Paper Group Limited	43,867,573	6,422,308

	$151,441,827	$22,177,692

Impairment on Goodwill	(151,441,827)	(22,177,692)
Exchange differences

Goodwill balance at June 30, 2012	$0	0

	RMB	USD
Cost of acquisition	$195,309,400	$28,600,000
Net equity of APT Paper Group Limited	43,867,573	6,422,308

	$151,441,827	$22,177,692

Impairment on Goodwill	(94,694,140)	(14,650,598)
Exchange differences	-	1,252,621

Goodwill balance at June 30, 2011	$56,747,687	$8,779,715

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Stated in US Dollars)

5.	AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties, it was unsecured, interest free and repayable on demand, it comprises the followings:

	2012	2011
First Federal Holdings Limited	$634,768	$634,768
Exchange currency difference	14,999	-

	$649,767	$634,768

6.	OTHER LOAN RECEIVABLES

The Company made a loan to an un-related third party of US$250,000 and US$350,000 on November 28, 2005 and December 12, 2005, respectively with interest rate at 12% p.a. and due and payable on September 28, 2006 and September 12, 2006 respectively. The Company had written off US$123,845. The US$105,531 (2011: US$112,447) balances of the loans are still outstanding and the Company is continuously charging the loan interest accordingly.

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Stated in US Dollars)

7.	PLANT AND EQUIPMENT, NET

Plant and equipment comprise the followings:

	2012	2011
At cost
Buildings	$4,890,709	$4,669,747
Machinery and equipment	8,111,412	8,861,309
Motor vehicles	273,068	334,870
Leasehold improvement	108,019	211,052
Furniture and office equipment	395,190	523,418

	$13,778,398	$14,600,396
Less: Accumulated depreciation	(7,124,471)	(7,370,588)

	$6,653,927	$7,229,808

Depreciation expenses were $1,004,573 and $1,055,646 for the years ended June 30, 2012 and 2011 respectively.

8.	INVENTORIES

Inventories comprise the followings:

	2012	2011

Finished goods	$1,012,348	$1,052,959
Work in process	158,863	72,732
Raw materials and low value consumables	404,100	737,783
	1,575,311	1,863,474
Provision for obsolete stock	(42,927)	-
Net inventory	$1,532,384	$1,863,474

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

(Stated in US Dollars)

9.	INTANGIBLES, NET

As of June 30, 2012, a provision of impairment is provided for the entire intangible asset owing to continuously loss of the APT Paper Group Limited which rendered the intangible asset to be valueless. Details of intangibles are as follows:

	2012	2011

Land use rights, at cost	$1,200,877	$1,200,877
Patents and trademark, at cost	53,512	53,512
Exchange difference	52,694	52,694

	$1,307,083	$1,307,083
Less: accumulated amortization	(97,236)	(72,715)
Intangibles after amortization	$1,209,847	$1,234,368
Less: provision for impairment	(1,209,847)	-
Total intangibles, net	$0	$1,234,368

Amortization expense included in the general and administrative expenses for the years ended 2012 and 2011 were $24,521and $23,906 respectively.

10.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables are summarized as follows:

	2012	2011
Wages and bonus	$4,942	$97,374
Consultancy fees	25,695	6,189
Accrual	826,556	1,249,102
Other payables to unrelated parties	697,531	355,844
Audit and review fees	25,000	40,000
Deposit from customers	1,134,292	888,978
Loan from shareholder	247,842	305,522
Other		-

	$2,961,858	$2,943,009

11.	ADVANCE FROM A SHAREHOLDER

Advance from a shareholder, Pai, Chia-Hui, also known as Fred C.H. Peck, the shareholder of the group, who provided urgent funds for subsidiaries’ operation. The amount is unsecured, interest free and repayable on demand.

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Stated in US Dollars)

12.	CONVERTIBLE PROMISSORY NOTES

The convertible promissory notes are convertible within six months with interest accrued in accordance to the discount rate of the market price of the stock. There was no embedded feature carried with the convertible note. Details of the convertible note are as follows:

Note providers	Note Principal	Interest rate	Interest accrued	Converted amount	Outstanding amount

Ash Enterprises, Inc.	319,500	12%	8,780	228,280	100,000
Magna Group, LLC	275,000	12%	1,050	196,050	80,000
Tonaquint, Inc.	631,000	18%	6,775	494,924	142,851
TOTAL	1,225,500		16,605	919,254	322,851

13.	SHORT TERM LOAN

Details of short term loans are as follows:

	Due date	Interest rate	June 30, 2012
Bank Of Communications (Shenzhen Branch)	Feb 11, 2013	**Prime +10%	197,963
Haier Financial Limited Company	Dec 9, 2012	**Prime +40%	2,595,573
China Development Bank *	Apr 13, 2013	**Prime +10%	3,831,042
Exchange currency difference			286,596

			6,911,174

	Due date	Interest rate	June 30, 2011
Bank Of Communications (Shenzhen Branch)	Feb 11, 2012	**Prime +10%	232,072
Haier Financial Limited Company	Dec 9, 2011	**Prime +40%	1,864,018
China Development Bank *	Apr 13, 2012	**Prime +10%	3,831,042
Exchange currency difference			191,547

			6,118,679

* The loan was secured by the Company assets:

Land use rights	$1,200,877
Buildings	$2,937,099

** Prime rate is the periodical interest rate published by The People’s Bank of China.

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Stated in US Dollars)

14.	INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate.

The Company is subject to the United States federal corporate income tax at a rate of 33%. IL was incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, is exempted from payment of the British Virgin Islands income taxes. The subsidiaries established in the PRC are subject to PRC enterprise income taxes at a rate of 15% to 25%. The subsidiary (LP) established in the British Virgin Islands while operated in Taiwan is subject to Taiwan non-resident profit-seeking enterprise income tax, which is from 0% to 25%, only for the income derived from Taiwan sources. IHKL is subject to Hong Kong profits tax at a rate of 16.5%.

The reconciliation of the United States federal income tax rate to the effective income tax rate based on loss before income taxes stated in the consolidated statements of operations is as follows:

Deferred taxation consisted of:

	2012	2011

Net operating loss carry forwards	$16,464,717	$7,956,452
Valuation allowance	(16,464,717)	(7,956,452)

Deferred tax assets, net	$-	$-

The change in valuation allowance from June 30, 2011 to June 30, 2012 is primarily related to the tax effects of the increase in the net operating loss in the current fiscal year. The Company has net operating loss carry forwards totaling approximately $43 million as of June 30 2012 (2011: $36 million), primarily relating to operations in the PRC and Taiwan. A valuation allowance has been established for the full amount of the deferred tax benefit related to those loss carry forwards and other deferred tax assets as management believes that their realization is uncertain. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2009, 2010 and 2011 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company’s 2005/2006, 2006/2007, 2007/2008, 2008/2009, 2009/2010, 2010/2011, 2011/2012 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination. The Company’s 2009, 2010 and 2011 China Corporate Income Tax are subject to China State Administration of Taxation examination.

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Stated in US Dollars)

15.	STOCKHOLDERS’ EQUITY

Year ended June 30, 2012

From January to June, 2012, Asher Enterprises, Inc. has exercised conversion right of US$228,280 convertible promissory note to 170,334,867 share of ordinary common stock. From March to June, 2012, Magna Group, LLC has exercised conversion right of US$196,050 convertible promissory note to 190,643,687 share of ordinary common stock. From April to June, Tonaquint Inc. has exercised conversion right of US$316,362 convertible promissory note to 341,650,000 share of ordinary common stock. During January to June, 2012, the total fund raised from the conversion promissory note was $740,692. Total common stock issued was 702,628,554.

From March to May, 2012, the Company has issued 78,000,000 share of ordinary common stock with market value of $970,000 to compensate various consultants for consultancy services and disposition of collateral under secured convertible promissory note signed on September 5, 2011. Details are as below:

Number of shares

Brighton Capital Ltd.	2,000,000
George Capps	1,000,000
TG Private Equity Inc.	2,000,000
DC Global Consultancy Ltd.	2,000,000
Region Capital, Ltd.	500,000
Hung Kwok Wing	500,000
FG Management Co. Ltd.*	70,000,000
TOTAL	78,000,000

*Note: FG Management Co. Ltd. is considered as a related party of the Company.

On March 15, 2012, the Company has issued 19,000,000 share of ordinary common stock with market value of $285,000 to its officers as stock compensation. Details are as below:

Number of shares

Fred Peck	6,000,000
James Wu	5,000,000
Shinihara Hiroshi	3,000,000
Thomas Lee	5,000,000

TOTAL	19,000,000

On March 23, 2012, the Company has issued 7,000,000 share of ordinary common stock with market value of $70,000 as a deposit to acquire 51% of Shaanxi Prosperous Agriculture Company Limited.

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

4,000,000

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Stated in US Dollars)

16.	COMMITMENTS

Operating Leases - The Company has operating lease agreements for office premises, which expiring through Dec 2011. Future minimum rental payments under agreements classified as operating leases with non-cancelable terms for the next one year and thereafter are as follows:

June 30,
2013	$1,054,782
2014 and thereafter	-

$1,054,782

Rental expense paid for the years ended June 30, 2012 and 2011 were $1,054,782 and $1,357,736 respectively.

17.	SEGMENT INFORMATION

The Company adopted ASC 280 “Segment Reporting” in respect of its operating segments. The Company currently operates in three principle business segments which are: sales of paper products, E-Commerce solutions and Consulting. Sales of paper product are undertaken by its subsidiary APT Group and subsidiary companies in PR China. E-Commerce Solutions comprises revenue from web-site development contracts and maintenance contracts. The Consulting segment comprises services rendered for provision of information on property exchange matters.

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

Based on the revenue information from 2012 and 2011, the Company generated over 90% revenue from APT Group companies which is operating the sales of paper products. Moreover, the Company generated over 90% of revenue from PR China. Accordingly, the Company is not required to provide segment information on product or geographic category.

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Stated in US Dollars)

18.	IMPAIRMENT OF INVESTMENT IN ASSOCIATED AND SUBSIDIARY COMPANIES

An investment in an associated company Hainan Special Economic Zone Property Right Exchange Center (PREC) with an equity balance of 1,258,742 was found being impaired and written-off in 2011 statement of income. On February 17, 2012, the entire investment in China Equity Platform Holding Group Limited was disposed for approximated US$1,600,128 (RMB 10,000,000). PREC was included in this disposal transaction.

19.	GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $17,152,429 for the year ended June 30, 2012 and $7,956,452 for the year ended June 30, 2011 and has an accumulated deficit of $61,228,904 as of June 30, 2012 and $44,076,475 as of June 30, 2011. The Company also continues to experience negative cash flows from operations. The Company will be required to raise additional capital to fund its operations, and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to strengthen its core business, control its overall expenditures, improve the efficiency of its operations and continue its efforts to expand by acquiring other business opportunities.

20.	SUBSEQUENT EVENT

The investment cooperation agreement with the shareholders of Shaanxi Prosperous Agriculture Company Limited to acquire 51% equity of Shaanxi Prosperous Agriculture Company Limited has not yet finished.

From July to September, 2012, the investor continuously exercised converted right the loan of $145,341out of $463,690 loan balance for 1,323,754,543 share of ordinary common stock.

The Company has evaluated all other subsequent events through October 11, 2012 the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements except the above- mentioned matters.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI CORE HOLDINGS CORPORATION

By:	/s/ China Hsun Wu
Chia Hsun Wu
Chief Executive Officer

By:	/s/ Thomas Lee
Thomas Lee
Chief Financial Officer

Dated: October 15, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date: October 15 , 2012

/s/ Fred Peck	Director
Fred Peck

/s/ China Hsun Wu	Director and Chief Executive Officer
Chia Hsun Wu

/s/Hiroshi Shinohara	Director
Hiroshi Shinohara

