Form 10-K/A
period 2012-06-30
UNI CORE HOLDINGS CORP
filed 2012-10-29
CIK 1088312

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

EXPLANATORY NOTE

Uni Core Holdings Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Uni Core Holdings Corporation submits the XBRL files within the 30-day grace period that the SEC has provided to the first time detailed footnotes filers. No other changes are being effect by this filing. Therefore, information not affected by this amendment is unchanged and reflects the disclosure made at the time of the original filing.

2

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI CORE HOLDINGS CORPORATION

By:	/s/ Chia Hsun Wu
Chia Hsun Wu Chief Executive Officer

By:	/s/ Thomas Lee
Thomas Lee Chief Financial Officer

Dated: October 29, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date: October 29 , 2012

/s/ Fred Peck	Director
Fred Peck

/s/ China Hsun Wu	Director and Chief Executive Officer
Chia Hsun Wu

/s/Hiroshi Shinohara	Director
Hiroshi Shinohara

3