Form 10-Q
period 2012-09-30
UNI CORE HOLDINGS CORP
filed 2012-11-15
CIK 1088312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission file number: 000-30430

Uni Core Holdings Corporation

(Exact name of registrant as specified in its charter)

Formerly known as “Intermost Corporation”

Wyoming	87-0418721
(State or other jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

Room 1207, Bank of America Tower, 12 Harcourt Road, Central, Hong Kong	000000
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,496,409,014 shares of common stock as of October 29, 2012.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept 30, 2012	June 30, 2012
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$432,045	$506,647
Accounts receivable, net	5,200,274	6,412,599
Deposits, prepayment and other receivables	1,709,998	1,821,609
Amount due from related company	648,514	649,767
Other loan receivables	106,409	105,531
Inventory	1,420,502	1,532,384

Total current assets	$9,517,742	$11,028,537
Unlisted investment	295,017	295,587
Investment in associated companies	-	-
Goodwill	-	-
Plant and equipment, net	6,427,159	6,653,927
Intangible assets, net	-	-

TOTAL ASSETS	$16,239,918	$17,978,051

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,271,847	$5,306,612
Accrued liabilities and other payable	3,066,441	2,961,858
Customers deposits	-	-
Advance from a shareholder	336,109	1,101,273
Convertible promissory notes	458,943	322,851
Short term loan	6,322,320	6,911,174
Business and other taxes payable	-	-

Total current liabilities	$15,455,660	$16,603,768

TOTAL LIABILITIES	$15,455,660	$16,603,768

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept 30, 2012	June 30, 2012
	USD	USD

STOCKHOLDERS’ EQUITY

Preferred stock at $0.001 par value,
2,000,000,000 shares authorized,
Nil (June 30, 2012:Nil) shares issued and outstanding	-	-

Common stock at $0.001 par value,
10,000,000,000 shares authorized, 4,886,550,573 (June30, 2012: 1,514,035,427) shares issued and outstanding	1,514,036	1,514,036
Additional paid-in capital	58,822,870	58,822,870
Accumulated deficit	(62,245,146)	(61,228,904)
Non-control interest
Accumulated other comprehensive loss	2,692,498	2,266,281

	$784,258	$1,374,283

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$16,239,918	$17,978,051

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended Sept 30,
	2012	2011
	USD	USD
Net revenue	4,905,352	6,310,225
Cost of revenues	(4,507,657)	(5,943,974)
Gross profit	397,695	366,251
Costs and expenses:
Selling, general and administrative expenses	(1,089,073)	(1,535,137)
Impairment of goodwill	0	0
Exchange differences	(27,669)	69,668
Amortization of intangible assets	0	0
Total costs and expenses	(1,116,742)	(1,465,469)

Loss from operations	(719,047)	(1,099,218)
Interest income	(16,354)	11,622
Interest expenses	(161,135)	(182,030)
Bad debts recovery		20,167
Other income (loss), net	(119,706)	(126)
Loss before income taxes, minority interests
and equity in earnings of associated companies	(1,016,242)	(1,249,585)
Income taxes	0	0
Loss before minority interests and equity in
earnings of associated companies	(1,016,242)	(1,249,585)
Minority interests		69,219

Net loss	(1,016,242)	(1,180,366)

Net loss per common share-basic and diluted	(0.0002)	(0.0017)
Weighted average number of common shares
outstanding-basic and diluted	4,823,443,379	707,406,873

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended Sept 30,
	2012	2011
	USD	USD
Cash flows from operating activites
Net loss	(1,016,242)	(1,180,366)
Amortization of intangible assets		8,771
Depreciation	211,267	161,034
Loss on disposal of fixed assets	2,696	208
Non-control interests		(526,786)
Adjustments to reconcile net loss to net cash
provided by operating activities:-
Accounts receivables	1,200,111	(1,333,634)
Inventories	108,940	287,687
Deposits, prepayments and other receivables	108,112	(91,355)
Accounts payable	(24,535)	800,516
Accrued liabilities	110,309	867,563
Cutomer deposits		125
Business taxes and government surcharges payable		2,966
Net cash generated from/(used in) operating activities	700,658	(1,003,271)
Cash flows from investing activities
Acquisition of plant and equipment		(6,317)
Net cash used in investing activities		(6,317)
Cash flows from financing activities
Advances from related parties	0	0
Bank loan	(575,600)	251,974
Advance from director	(763,136)	140,312
Convertible loan stock	141,612	638,350
Net cash generated from/(used in) financing activities	(1,197,124)	1,030,636

Cash and cash equivalents
Net increase (decrease)	(496,466)	21,048
Accumulated other comprehensive loss	(1,249,219)	(475,058)
Balance at beginning of period	2,177,729	2,177,729
Balance at end of period	432,044	1,723,719

Supplemental cash flow information:
Interest received	16,354	11,622
Interest expenses	(161,135)	(182,030)

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED SEPT 30, 2012 AND 2011

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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2012, the results of operations for the three months ended September 30, 2012 and 2011, and the cash flows for the three months ended September 30, 2012 and 2011. The balance sheet as of June 30, 2012 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2012.

2. NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the three months ended September 30, 2012 and 2011. Accordingly, basic and diluted earnings per share are the same for all periods presented.

3. FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in Renminbi (“Rmb”), the currency of the People’s Republic of China (the “PRC”). The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb6.3265 to US$1.00. The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss. For further information, refer to the Note 6.

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Rmb continuously appreciated to Rmb6.3143 for US$1 at June 30, 2012. And the Rmb further appreciated to Rmb6.3265 for US$1 at this quarter ended September 30, 2012.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

For the purposes of financial statements presentation, the United States dollars equivalents of the all numbers are translated at the rate of USD$1 to Rmb6.3265.

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

The Company did not have any stock options outstanding during the period ended September 30, 2012 (2011: Nil). Accordingly, no pro forma financial disclosure is provided herein.

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

In July 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-01, Health Care Entities (Topic 954): Continuing Care Retirement Communities -- Refundable Advance Fees. This ASU clarifies that an entity should classify an advance fee as deferred revenue when a continuing care retirement community has a resident contract that provides for payment of the refundable advance fee upon reoccupancy by a subsequent resident, which is limited to the proceeds of reoccupancy. Refundable advance fees that are contingent upon reoccupancy by a subsequent resident but are not limited to the proceeds of reoccupancy should be accounted for and reported as a liability. For public entities (including conduit bond obligors), the amendments in ASU No. 2012-01 are effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments to the codification in the ASU are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in ASU No. 2012-01 should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

In July 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

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

8. CONCENTRATION

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

9. SEGMENT INFORMATION

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

Segment information for the three months period ended September 30, 2012 is as follows:

(a) Net revenues:

	Three Months Ended September 30, 2012
Net revenues by major categories	Rmb’000	US$’000
Sales of paper products	31,029	4,905
E-commerce solutions
- website design and development
Consulting
	31,029	4,905

All net revenues were generated in PRC.

(b) Net loss before equity in earnings of associated companies:

	Three Months Ended September 30, 2012
	Rmb’000	US$’000

Sales of paper products	(5,083)	(804)
E-commerce solutions
- website design and development
Consulting
Corporate	(1,345)	(212)
	(6,428)	(1,016)

(c) Assets:

	As of September 30, 2012
	Rmb’000	US$’000
Sales of paper products	93,579	14,792
E-commerce solutions
- website design and development
Consulting
Corporate	9,163	1,448
	102,742	16,240

Substantially all of the Company's identifiable assets are located in the PRC.

(d) Other items:

	Three Months Ended September 30, 2012
	Rmb’000	US$’000
Depreciation:
Sales of paper products	1,319	208
E-commerce solutions
- website design and development
Corporate	17	3
	1,336	211

There was fixed expenditure for fixed assets $6K during the three months ended September 30, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements contained in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements herein are based on current expectations that involve a number of known and unknown risks and uncertainties. Such forward-looking statements are based on management’s assumptions that there will be no material adverse change in our operations or business, that we will meet success in marketing and selling our products, and that we will be able to continue to attract and retain skilled employees necessary for our business, among other things. The foregoing assumptions are based on judgments of management with respect to, among other things, information available to our, future economic, competitive and market conditions and future business decisions. All of these assumptions are difficult or impossible to predict accurately and many are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by our business and operations, which could cause our financial performance to vary markedly from prior results, or results contemplated by the forward-looking statements. Such risks include failure of the our technology or products to work as anticipated, failure to develop commercially viable products or services from our technology, delays or failure in financing efforts, delays in or lack of market acceptance, failure to recruit adequate personnel, and problems with protection of intellectual property, among others. The words “believe,” “estimate,” “expect,” “intend,” “anticipate” “should”, “could”, “may”, “plan” and similar expressions and variations thereof identify some of these forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter our capital investment and other expenditures, which may also adversely affect our results of operations. In light of significant uncertainties inherent in forward-looking information included in this Quarterly Report on Form 10-Q, the inclusion of such information should not be regarded as a representation by us that our objectives or plans will be achieved. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

  the Company's ability to successfully implement its current business plans;

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

  continued economic growth in China;

  entry of new competition (including established companies from outside China and companies with substantially greater resources) into the Company's market;

  fluctuations in the level of demand for services or products;

  rescheduling or cancellation of orders by customers;

  competitive pressures on selling prices;

  rapid changes in technology, which could result in the Company's technology becoming obsolete;

  dependence upon key employees;

  availability and cost of computer technicians;

  loss of any of the Company's major customers;

  the Company's ability to introduce new products and services on a timely basis;

  new product and service introductions by the Company's competitors;

  fluctuations in exchange rates; and

  adverse changes in the general economic, social or political conditions in the PRC.

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

We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable, in accordance with ASC 350 “Intangibles – Goodwill and Other,” formerly SFAS No. 142 “Goodwill and Other Intangible Assets.” Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted cash flows approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

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

Results of Operations - Three Months Ended September 30, 2012 and 2011

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest US$1,000.

Net Revenues

Net revenues for the three months ended September 30, 2012 were derived principally from sales of paper products of APT Paper Group Limited. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	3 months ended September 30
	2012	2012	2011	2011
	USD'000%		USD'000%
Sales of paper products	4,905	100%	6,266	99.3%
E-commerce solutions
- website design and development	0	0%	0	0%
Consulting	0	0%	44	0.7%
	4,905	100%	6,310	100%

Total net revenues decreased to $4,905K during the three months ended September 30, 2012, as compared to $6,310K during the three months ended September 30, 2011. The decrease in total net revenues was primarily due to the reduction of revenue from the sales of paper products which was generated from the subsidiary, APT Paper Group Limited.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	3 months ended September 30
	2012	2012	2011	2011
	USD'000%		USD'000%
Engineering/technician salaries	18	0%	22	0%
Direct materials	3,652	75%	4,905	78%
Direct labor	288	6%	320	5%
Manufacturing overhead	410	8%	545	9%
Depreciation	138	3%	150	2%
Others	2	0%	2	0%
	4,508	92%-	5,944	94%-

The decrease in costs of revenues for the period ended September 30, 2012 compared with 2011 was due to the decrease of sales of of APT Paper Group Limited and the decrease of purchase price of raw materials. Costs of revenues consist principally of the production cost of paper products for the periods ended September 30, 2012 and 2011. The costs of revenues for the period consist principally of direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel employee benefits and office expenses.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	3 months ended September 30
	2012	2012	2011	2011
	USD'000%		USD'000%
Sales & Marketing salaries & commissions	99	2%	187	3%
Other sales and marketing exp	94	2%	163	5%
Rentals	281	5%	292	3%
Administrative salaries	247	5%	316	5%
Consultancy Fee	22	1%	50	0%
Corporate overhead	346	7%	527	8%
	1,089	22%	1,535	24%

The principal components of SG&A during the three months ended September 30, 2012 were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the three months ended September 30, 2012, SG&A expense decreased by 29% to $1,089K, as compared to $1,535K for the three months ended September 30, 2011.

The decreased in SG&A was mainly come from the decrease of corporate overhead.

Income Taxes

There was no income tax for both the three months ended September 30, 2012 and the three months ended September 30, 2011.

Minority Interest

Minority interests reflect the minority shareholders' proportionate interests in the net loss of the group operating losses of China Equity Platform Holding Group Limited. For Sale of China Equity Platform Holding Group Ltd. We do not have any minority interest this year.

Net Income (Loss)

The Company had net loss of $1,016K during the three months ended September 30, 2012, as compared to a net loss of $1,180K during the three months ended September 30, 2011.

Liquidity and Capital Resources – September 30, 2012

At September 30, 2012, the Company had cash and cash equivalents of $432K and net current liabilities of $5,937K, as compared to $1,724K of cash and cash equivalents and $3,828K of net current liabilities capital at September 30, 2011. The accounts receivable was decreased by $1,286K to $5,200K in 2012 as compared to $6,486K in 2011. The main reason of such increase was due to the decrease in sales. The deposits, prepayments and other receivables were decreased $1,426K to $1,710K in 2012 as compared to $3,136K in 2011. The increase was mainly from the decrease of trade deposits paid to suppliers. The accounts payables was decreased by $178K to $5,272K in 2012 as compared to $5,450K in 2011. The decrease was mainly from the decrease of turnover so that the purchase of materials was decreased. The accrued liabilities and other payable were also decreased by $778K to $3,066K in 2012 as compared to $3,844K in 2011. The decrease was due to the decrease of trade deposits from customers. In the quarterly ended September 30, 2012, the Company had raised convertible loan stocks of $459K and these convertible loan stocks will be matured after six months. The loan from a shareholder and the bank loans were also decreased in 2012 as compared to 2011, the application of these loans were all for the payment of daily operating expenses.

Net cash generated from operating activities was $701K for the three months ended September 30, 2012, as compared to net cash used in operating activities of $1,003K for the three months ended September 30, 2011.

Net cash used in investing activities was $0.4K and $6K for the three months ended September 30, 2012 and September 30, 2011 respectively, mainly consisting of a decrease in additions of fixed assets.

Net cash used in financing activities was $1,197K for three months ended September 30, 2012, was mainly the bank loans and the convertible loan stock. Net cash generated from financing activities was $1,031K for the three months ended September 30, 2011.

The Company continues to evaluate various opportunities to improve the operating performance of the Company’s businesses and to invest in or acquire other types of businesses.

Principal Commitments

At September 30, 2012, the Company has operating lease agreements for office premises, which are expiring in June 2035. The Company does not have any material commitments for capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at September 30, 2012.

Subsequent Event

The investment cooperation agreement with the shareholders of Shaanxi Prosperous Agriculture Company Limited to acquire 51% equity of Shaanxi Prosperous Agriculture Company Limited has not yet finished.

From July to September, 2012, the investor continuously exercised converted right derived from the loan at $145,341 out of $463,690 loan balance for 1,323,754,543 share of ordinary common stock.

The Company has evaluated all other subsequent events through November 14, 2012 the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements except the above- mentioned matters.

RISK FACTORS

In addition to other information in this Form 10-Q, including many risks presented in our Management’s Discussion and Analysis, the following risk factors should be carefully considered in evaluating our business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control. The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this 10-Q, the risks identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

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

; no dividends are anticipated for the foreseeable future[if true] and there is no trading market in China.[stop here]

[Include the above paragraph through “stop here;” expand the subcaption of the paragraph.]

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Instruction (e) of Item 305 of Regulation S-K, a smaller reporting company such as the Company is not required to provide the information required by Item 305 in response to this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified by the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by the Chief Executive Officer and Chief Financial Officer, we have concluded that these controls and procedures are not effective to ensure that we are able to record, process, summarize and report the information we are required to disclosure in the reports we file with the SEC within the required time periods. Management plans to undertake the design of adequate disclosure controls and procedures during the next fiscal year.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2012.

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

We concluded that our internal control over financial reporting was not effective as of September 30, 2012.

Our quarterly and annual report do not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The Dodd-Frank Wall Street Reform and Consumer Protection Act signed by President Obama on July 21, 2010 allows small public companies to have a permanent exemption from the Sarbanes-Oxley Section 404(b) requirement to obtain an audit report of internal controls over financial reporting.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting or in other factors that could have significantly affected, or is reasonably likely to materially affected those internal controls over financial reporting, subsequent to the date of the Company’s most recent assessment.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We had no legal proceedings outstanding as at September 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

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
* Filed herewith.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: November 14, 2012	UNI CORE HOLDINGS CORPORATION

	By:	/s/ Chia Hsun Wu
Chia Hsun Wu Chief Executive Officer

By:	/s/ Thomas Lee
Thomas Lee Chief Financial Officer

-30-