Form 10-Q
period 2012-12-31
UNI CORE HOLDINGS CORP
filed 2013-02-07
CIK 1088312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,505,607,614 shares of common stock as of January 31, 2013.

TABLE OF CONTENTS

PART I.     Financial Information

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec 31, 2012	June 30, 2012
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$188,864	$506,647
Accounts receivable, net	2,272,304	6,412,599
Deposits, prepayment and other receivables	534,098	1,821,609
Amount due from related company	650,354	649,767
Other loan receivables	105,549	105,531
Inventory	381,096	1,532,384

Total current assets	$4,132,265	$11,028,537
Unlisted investment	284,389	295,587
Investment in associated companies	-	-
Goodwill	-	-
Plant and equipment, net	3,895,721	6,653,927
Intangible assets, net	-	-

TOTAL ASSETS	$8,312,375	$17,978,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,460,242	$5,306,612
Accrued liabilities and other payable	2,916,055	2,961,858
Customers deposits	-	-
Advance from a shareholder	337,142	1,101,273
Convertible promissory notes	368,622	322,851
Short term loan	5,231,563	6,911,174
Business and other taxes payable	-	-

Total current liabilities	$10,313,624	$16,603,768

TOTAL LIABILITIES	$10,313,624	$16,603,768

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec 31, 2012	June 30, 2012
	USD	USD

STOCKHOLDERS’ EQUITY

Preferred stock at $0.001 par value, 5,000,000 shares authorized, Nil (June 30, 2012:Nil) shares issued and outstanding	-	-

Common stock at $0.001 par value, 10,000,000,000 shares authorized, 6,505,607,614 (June30, 2012: 1,514,035,427) shares issued and outstanding	6,505,608	1,514,036
Additional paid-in capital	54,847,999	58,822,870
Accumulated deficit	(67,753,892)	(61,228,904)
Non-control interest
Accumulated other comprehensive loss	4,399,036	2,266,281

	$(2,001,249)	$1,374,283

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,312,375	$17,978,051

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended Dec 31,
	2012	2011
	USD	USD
Net revenue	1,866,413	6,337,351
Cost of revenues	(2,071,734)	(5,754,968)
Gross profit	(205,321)	582,383
Costs and expenses:
Selling, general and administrative expenses	(560,420)	(1,293,133)
Impairment of goodwill	0	0
Exchange differences	(411)	13,504
Amortization of intangible assets	0	(8,897)
Total costs and expenses	(560,831)	(1,288,526)

Loss from operations	(766,152)	(706,143)
Interest income	(11)	3,265
Interest expenses	(148,672)	(216,113)
Bad debts recovery
Other income (loss), net	(15,726)	114,891
Loss before income taxes, minority interests and equity in earnings of associated companies	(930,561)	(804,100)
Loss on disposal of subsidaries	(4,578,185)
Income taxes	0	0
Loss before minority interests and equity in earnings of associated companies	(5,508,746)	(804,100)
Minority interests		67,205

Net loss	(5,508,746)	(736,895)

Net loss per common share-basic and diluted	(0.0012)	(0.0010)
Weighted average number of common shares outstanding-basic and diluted	4,692,471,836	707,406,873

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six months ended Dec 31,
	2012	2011
	USD	USD
Net revenue	6,771,765	12,647,576
Cost of revenues	(6,579,391)	(11,698,942)
Gross profit	192,374	948,634
Costs and expenses:
Selling, general and administrative expenses	(1,649,493)	(2,819,560)
Impairment of goodwill	0	0
Exchange differences	(28,080)	83,172
Amortization of intangible assets	0	(17,607)
Total costs and expenses	(1,677,573)	(2,753,995)

Loss from operations	(1,485,199)	(1,805,361)
Interest income	(16,365)	14,887
Interest expenses	(309,807)	(398,143)
Bad debts recovery
Other income (loss), net	(135,432)	134,932
Loss before income taxes, minority interests and equity in earnings of associated companies	(1,946,803)	(2,053,685)
Loss on disposal of subsidaries	(4,578,185)
Income taxes	0	0
Loss before minority interests and equity in earnings of associated companies	(6,524,988)	(2,053,685)
Minority interests		136,424

Net loss	(6,524,988)	(1,917,261)

Net loss per common share-basic and diluted	(0.0014)	(0.0027)
Weighted average number of common shares outstanding-basic and diluted	4,692,471,836	707,406,873

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended Dec 31,
	2012	2011
	USD	USD
Cash flows from operating activites
Net loss	(6,524,988)	(1,917,261)
Amortization of intangible assets		17,607
Depreciation	2,761,295	271,000
Loss on disposal of fixed assets	2,703	2,669
Non-control interests		(622,027)
Adjustments to reconcile net loss to net cash provided by operating activities:-
Accounts receivables	4,145,761	(2,118,564)
Inventories	1,152,581	(96,150)
Deposits, prepayments and other receivables	1,289,055	439,703
Accounts payable	(3,850,860)	1,589,623
Accrued liabilities	(48,476)	532,403
Cutomer deposits		125
Business taxes and government surcharges payable		4,167
Net cash generated from/(used in) operating activities	(1,072,929)	(1,896,705)
Cash flows from investing activities
Acquisition of plant and equipment		(78,760)
Net cash used in investing activities		(78,760)
Cash flows from financing activities
Advances from related parties	0	0
Bank loan	(1,685,722)	576,653
Advance from director	(765,065)	145,088
Convertible loan stock	45,476	750,798
Net proceeds from issuance of common stock	934,798
Net cash generated from/(used in) financing activities	(1,470,513)	1,472,539

Cash and cash equivalents
Net increase (decrease)	(2,543,442)	(502,926)
Accumulated other comprehensive loss	2,225,659	(456,026)
Balance at beginning of period	506,647	2,177,729
Balance at end of period	188,864	1,218,777

Supplemental cash flow information:
Interest received	16,355	14,887
Interest expenses	(309,807)	(398,143)

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SIX MONTHS ENDED DEC 31, 2012 AND 2011

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2012, the results of operations for the six months ended December 31, 2012 and 2011, and the cash flows for the six months ended December 31, 2012 and 2011. The balance sheet as of June 30, 2012 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

The results of operations for the six months ended December 31, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2013.

2.	NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the six months ended December 31, 2012 and 2011. Accordingly, basic and diluted earnings per share are the same for all periods presented.

3.	FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in Renminbi (“Rmb”), the currency of the People’s Republic of China (the “PRC”). The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb6.3086 to US$1.00. The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss. For further information, refer to the Note 6.

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Rmb continuously appreciated to Rmb6.3143 for US$1 at June 30, 2012. And the Rmb further appreciated to Rmb6.3086 for US$1 at this quarter ended December 31, 2012.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

For the purposes of financial statements presentation, the United States dollars equivalents of the all numbers are translated at the rate of USD$1 to Rmb6.3086.

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

The Company did not have any stock options outstanding during the period ended December 31, 2012 (2011: Nil). Accordingly, no pro forma financial disclosure is provided herein.

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

The Company adopted ASC 280 “Segment Reporting” in respect of its operating segments. The Company currently operates in six principle business segments which are: sales of paper products, E-Commerce solutions and Consulting. Sales of paper product are undertaken by its subsidiary APT Group and subsidiary companies in PR China. E-Commerce Solutions comprises revenue from web-site development contracts and maintenance contracts. The Consulting segment comprises services rendered for provision of information on property exchange matters.

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

Segment information for the six months period ended December 31, 2012 is as follows:

(a)	Net revenues:

	Six Months Ended December 31, 2012
	Rmb’000	US$’000
Net revenues by major categories
Sales of paper products	42,724	6,772
E-commerce solutions
- website design and development
Consulting
	42,724	6,772

All	net revenues were generated in PRC.

(b)	Net loss before equity in earnings of associated companies:

	Six Months Ended December 31, 2012
	Rmb’000	US$’000

Sales of paper products	(9,933)	(1,575)
E-commerce solutions
- website design and development
Consulting
Corporate	(2,350)	(372)
	(12,283)	(1,947)

(c) Assets:

	As of December 31, 2012
	Rmb’000	US$’000
Sales of paper products	42,564	6,747
E-commerce solutions
- website design and development
Consulting
Corporate	9,875	1,565
	52,439	8,312

Substantially all of the Company's identifiable assets are located in the PRC.

(d) Other items:

	Six Months Ended December 31, 2012
	Rmb’000	US$’000
Depreciation:
Sales of paper products	17,163	2,720
E-commerce solutions
- website design and development
Corporate	258	41
	17,421	2,761

There was recorded a material write-off fixed assets & depreciation for Shenzhen APT paper factories during the six months ended December 31, 2012.

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

Results of Operations - Three Months Ended December 31, 2012 and 2011

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest US$1,000.

Net Revenues

Net revenues for the three months ended December 31, 2012 were derived principally from sales of paper products of APT Paper Group Limited. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	3 months ended December 31
	2012	2012	2011	2011
	USD'000%		USD'000%
Sales of paper products	1,866	100%	6,334	100%
E-commerce solutions
- website design and development	0	0%	0	0%
Consulting	0	0%	4	0%
	1,866	100%	6,337	100%

Total net revenues decreased to $1,866K during the three months ended December 31, 2012, as compared to $6,337K during the three months ended December 31, 2011. The decrease in total net revenues was primarily due to the reduction of revenue and closing down of Shenzhen factories from the sales of paper products which was generated from the subsidiary, APT Paper Group Limited.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	3 months ended December 31
	2012	2012	2011	2011
	USD'000%		USD'000%
Engineering/technician salaries	6	0%	23	0%
Direct materials	1,689	91%	4,685	74%
Direct labor	135	7%	300	5%
Manufacturing overhead	180	10%	520	8%
Depreciation	60	3%	99	2%
Others	2	0%	128	2%
	2,072	111%	5,755	91%

The decrease in costs of revenues for the three months ended December 31, 2012 compared with 2011 was due to the decrease of sales of of APT Paper Group Limited and the closing down of Shenzhen factories. Costs of revenues consist principally of the production cost of paper products for the periods ended December 31, 2012 and 2011. The costs of revenues for the period consist principally of direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel employee benefits and office expenses.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	3 months ended December 31
	2012	2012	2011	2011
	USD'000%		USD'000%
Sales & Marketing salaries & commissions	0	0%	240	4%
Other sales and marketing exp	0	0%	275	4%
Rentals	281	15%	271	4%
Administrative salaries	153	8%	275	4%
Consultancy Fee	60	3%	11	0%
Corporate overhead	66	4%	221	4%
	560	30%	1,293	20%

The principal components of SG&A during the three months ended December 31, 2012 were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the three months ended December 31, 2012, SG&A expense decreased by 57% to $560K, as compared to $1,293K for the three months ended December 31, 2011.

The decreased in SG&A was mainly come from the decrease of corporate overhead and closing down of Shenzhen factories.

Income Taxes

There was no income tax for both the three months ended December 31, 2012 and the three months ended December 31, 2011.

Minority Interest

Minority interests reflect the minority shareholders' proportionate interests in the net loss of the group operating losses of China Equity Platform Holding Group Limited. For Sale of China Equity Platform Holding Group Ltd. We do not have any minority interest this year.

Net Income (Loss)

The Company had net loss of $5,509K during the three months ended December 31, 2012, as compared to a net loss of $737K during the three months ended December 31, 2011. It included a material impairment loss on closing down of Shenzhen factories $4,578K

Results of Operations - Six Months Ended December 31, 2012 and 2011

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest US$1,000.

Net Revenues

Net revenues for the six months ended December 31, 2012 were derived principally from sales of paper products of APT Paper Group Limited. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	6 months ended December 31
	2012	2012	2011	2011
	USD'000%		USD'000%
Sales of paper products	6,772	100%	12,601	100%
E-commerce solutions
- website design and development	0	0%	0	0%
Consulting	0	0%	47	0%
	6,772	100%	12,648	100%

Total net revenues decreased to $6,772K during the six months ended December 31, 2012, as compared to $12,648K during the six months ended December 31, 2011. The decrease in total net revenues was primarily due to the reduction of revenue and closing down of Shenzhen factories from the sales of paper products which was generated from the subsidiary, APT Paper Group Limited.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	6 months ended December 31
	2012	2012	2011	2011
	USD'000%		USD'000%
Engineering/technician salaries	24	0%	45	0%
Direct materials	5,341	79%	9,590	77%
Direct labor	423	6%	620	5%
Manufacturing overhead	590	9%	1,065	8%
Depreciation	197	3%	249	2%
Others	4	0%	130	1%
	6,579	97%	11,699	93%

The decrease in costs of revenues for the six months ended December 31, 2012 compared with 2011 was due to the decrease of sales of of APT Paper Group Limited and the closing down of Shenzhen factories. Costs of revenues consist principally of the production cost of paper products for the periods ended December 31, 2012 and 2011. The costs of revenues for the period consist principally of direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel employee benefits and office expenses.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	6 months ended December 31
	2012	2012	2011	2011
	USD'000%		USD'000%
Sales & Marketing salaries & commissions	99	2%	427	3%
Other sales and marketing exp	94	1%	568	5%
Rentals	562	8%	542	4%
Administrative salaries	400	6%	591	5%
Consultancy Fee	82	1%	61	0%
Corporate overhead	412	6%	631	5%
	1,649	24%	2,820	22%

The principal components of SG&A during the six months ended December 31, 2012 were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the six months ended December 31, 2012, SG&A expense decreased by 42% to $1,649K, as compared to $2,820K for the six months ended December 31, 2011.

The decreased in SG&A was mainly come from the decrease of corporate overhead and closing down of Shenzhen factories.

Income Taxes

There was no income tax for both the six months ended December 31, 2012 and the six months ended December 31, 2011.

Minority Interest

Minority interests reflect the minority shareholders' proportionate interests in the net loss of the group operating losses of China Equity Platform Holding Group Limited. For Sale of China Equity Platform Holding Group Ltd. We do not have any minority interest this year.

Net Income (Loss)

The Company had net loss of $6,525K during the six months ended December 31, 2012, as compared to a net loss of $1,917K during the six months ended December 31, 2011. It included a material impairment loss on closing down of Shenzhen factories $4,578K

Liquidity and Capital Resources – December 31, 2012

At December 31, 2012, the Company had cash and cash equivalents of $188K and net current liabilities of $6,181K, as compared to $1,219K of cash and cash equivalents and $4,619K of net current liabilities capital at December 31, 2011. The accounts receivable was decreased by $5,035K to $2,272K in 2012 as compared to $7,307K in 2011. The main reason of such decrease was due to the decrease in sales and closing down of Shenzhen factories. The deposits, prepayments and other receivables were decreased $2,085K to $534K in 2012 as compared to $2,619K in 2011. The decrease was mainly from the closing down of Shenzhen factories and decrease of trade deposits paid to suppliers. The accounts payables was decreased by $4,812K to $1,460K in 2012 as compared to $6,272K in 2011. The decrease was mainly from the decrease of turnover so that the purchase of materials was decreased and closing down of Shenzhen factories. The accrued liabilities and other payable were also decreased by $611K to $2,916K in 2012 as compared to $3,527K in 2011. The decrease was due to the decrease of trade deposits from customers. In the quarterly ended December 31, 2012, the Company had raised convertible loan stocks of $369K and these convertible loan stocks will be matured after six months. The loan from a shareholder and the bank loans were also decreased in 2012 as compared to 2011, the application of these loans were all for the payment of daily operating expenses.

Net cash used in operating activities was $1,073K for the six months ended December 31, 2012, as compared to net cash used in operating activities of $1,897K for the six months ended December 31, 2011.

Net cash used in investing activities was $0.4K and $79K for the six months ended December 31, 2012 and December 31, 2011 respectively, mainly consisting of a decrease in additions of fixed assets.

Net cash used in financing activities was $1,471K for six months ended December 31, 2012, was mainly the bank loans and the convertible loan stock. Net cash generated from financing activities was $1,473K for the six months ended December 31, 2011.

The Company continues to evaluate various opportunities to improve the operating performance of the Company’s businesses and to invest in or acquire other types of businesses.

Principal Commitments

At December 31, 2012, the Company has operating lease agreements for office premises, which are expiring in June 2035. The Company does not have any material commitments for capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at December 31, 2012.

Subsequent Event

The investment cooperation agreement with the shareholders of Shaanxi Prosperous Agriculture Company Limited to acquire 51% equity of Shaanxi Prosperous Agriculture Company Limited has not yet finished.

From July to December, 2012, the investor continuously exercised converted right derived from the loan at $221,701 out of $578,180 loan balance for 2,628,238,857 share of ordinary common stock.

The Company has evaluated all other subsequent events through January 31, 2013 the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements except the above- mentioned matters.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.

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

We concluded that our internal control over financial reporting was not effective as of December 31, 2012.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We had no legal proceedings outstanding as at December 31, 2012.

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

Date: 1 February, 2013	UNI CORE HOLDINGS CORPORATION

	By:	/s/ Chia Hsun Wu
Chia Hsun Wu
Chief Executive Officer

	By:	/s/ Thomas Lee
Thomas Lee
Chief Financial Officer

-33-