Form 10-K/A
period 2012-06-30
UNI CORE HOLDINGS CORP
filed 2013-05-07
CIK 1088312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K/A

 (Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  June 30, 2012

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

EXPLANATORY NOTE

Uni Core Holdings Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for the purpose of submitting corrected Exhibits 31 and 32. No other changes are being affected by this filing. Therefore, information not affected by this amendment is unchanged and reflects the disclosure made at the time of the original filing.

PART II

OTHER INFORMATION

Item 6.  Exhibits

Exhibit
Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  3rd May, 2013

UNI CORE HOLDINGS CORPORATION

By:

___/s/ Chia Hsun Wu_____________________

Chia Hsun Wu

Chief Executive Officer

By:

__/s/ Thomas Lee________________________

Thomas Lee

Chief Financial Officer