Form 10-Q/A
period 2012-12-31
UNI CORE HOLDINGS CORP
filed 2013-05-07
CIK 1088312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q/A

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

TABLE OF CONTENTS

PART I.  Financial Information

Item 2.

Management’s Discussion and Analysis or Plan of Operation

2

PART II.  Other Information

Item 6.

Exhibits

12

Signatures

12

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Uni Core Holdings Corporation (the “Company”) for the quarterly period ended December 31, 2012 as originally filed with the Securities and Exchange Commission (the “SEC”) on February 7, 2013 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to include discussion of the Company’s current status and clarify that it is not a shell company. This Amendment No. 1 amends and restates the following section:

•	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, the Company’s principal executive officer and principal financial officer have provided new certifications in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other amendments have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

PART I

FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements contained in this Form 10-Q/A constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements herein are based on current expectations that involve a number of known and unknown risks and uncertainties. Such forward-looking statements are based on management’s assumptions that there will be no material adverse change in our operations or business, that we will meet success in marketing and selling our products, and that we will be able to continue to attract and retain skilled employees necessary for our business, among other things.  The foregoing assumptions are based on judgments of management with respect to, among other things, information available to our, future economic, competitive and market conditions and future business decisions.  All of these assumptions are difficult or impossible to predict accurately and many are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by our business and operations, which could cause our financial performance to vary markedly from prior results, or results contemplated by the forward-looking statements. Such risks include failure of the our technology or products to work as anticipated, failure to develop commercially viable products or services from our technology, delays or failure in financing efforts, delays in or lack of market acceptance, failure to recruit adequate personnel, and problems with protection of intellectual property, among others. The words “believe,” “estimate,” “expect,” “intend,” “anticipate” “should”, “could”, “may”, “plan” and similar expressions and variations thereof identify some of these forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter our capital investment and other expenditures, which may also adversely affect our results of operations. In light of significant uncertainties inherent in forward-looking information included in this Quarterly Report on Form 10-Q/A, the inclusion of such information should not be regarded as a representation by us that our objectives or plans will be achieved. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Overview

We believe that the People’s Republic of China represents an exciting emerging world market whose role in the global economy is, despite recent global economic slowdown, increasing steadily.  China’s economic growth rate, measured by its gross domestic product, has consistently been higher than 7% over the past 10 years.  This economic growth is attributable to many factors, including investment in the country’s infrastructure, increased privatization of businesses and an abundant source of labor.  Currently, we offer products and services to businesses and consumers located primarily in China.  The Company’s subsidiary, APT Paper Group Limited, is divided into three independently operated facilities.  One of the Company’s paper factories located in Shenzhen recently filed for bankruptcy protection and was closed.  The other two independently operating subsidiary paper factories continue to operate normally.  Our plan is to take advantage of China’s economic growth to expand our existing businesses and, possibly, in the future, to sell our products and services outside of China.  We also have begun to acquire diverse businesses that are not dependent on, or directly related to, each other.  We believe that diversification is a good hedge against the collapse of a single industry, such as the global collapse of the technology industry that occurred in 2000.  We expect that any acquisitions we make will improve our financial condition, although we cannot guarantee any such result.

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

Total net revenues decreased to $1,866K during the three months ended December 31, 2012, as compared to $6,337K during the three months ended December 31, 2011. The decrease in total net revenues was primarily due to the reduction of revenue and closing down of one of the Company’s subsidiary independently operated APT Paper Group Limited paper factories located in Shenzhen.  The remaining two independently operated APT Paper Group Limited paper factories located in Suzhou and Qingdao continue to operate normally.

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

The decrease in costs of revenues for the three months ended December 31, 2012 compared with 2011 was due to the decrease of sales of APT Paper Group Limited and the closing down of Shenzhen factories. Costs of revenues consist principally of the production cost of paper products for the periods ended December 31, 2012 and 2011. The costs of revenues for the period consist principally of direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel, employee benefits, and office expenses.

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

The principal components of SG&A during the three months ended December 31, 2012 were rental fees, administrative salaries and benefits, consultancy fees, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the three months ended December 31, 2012, SG&A expenses decreased to $560K, as compared to $1,293K for the three months ended December 31, 2011.  The decrease in SG&A was mainly due to the decrease of corporate overhead and the reduction of costs associated with the closed Shenzhen factories.

Income Taxes

There was no income tax for both the three months ended December 31, 2012 and the three months ended December 31, 2011.

Minority Interest

Minority interest reflects the minority shareholders' proportionate interest in the net loss of the group operating losses of China Equity Platform Holding Group Limited.   Because the China Equity Platform Holding Group Ltd. was sold in February 2012, we do not have any minority interest to report at this time.  This item remains in Our balance sheet so as to comply with Regulation S-K Item 905 “Comparative Information”.

Net Income (Loss)

The Company had net loss of $5,509K during the three months ended December 31, 2012, as compared to a net loss of $737K during the three months ended December 31, 2011.   It included a material impairment loss on closing down of Shenzhen factories $4,578K.

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

Total net revenues decreased to $6,772K during the six months ended December 31, 2012, as compared to $12,648K during the six months ended December 31, 2011.  The decrease in total net revenues was primarily due to the reduction in sales of paper products caused by the bankruptcy and closing of the independently operated Shenzhen factories.  The remaining two independently operated APT Paper Group Limited factories located in Suzhou and Qingdao continue to operate normally.

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

The decrease in costs of revenues for the six months ended December 31, 2012 compared with 2011 was due to the decrease of sales of APT Paper Group Limited and the closing down of Shenzhen factories.  Costs of revenues consist principally of the production cost of paper products for the periods ended December 31, 2012 and 2011.  The costs of revenues for the period consist principally of direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel, employee benefits, and office expenses.

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

For the six months ended December 31, 2012, SG&A expense decreased by 42% to $1,649K, as compared to $2,820K for the six months ended December 31, 2011.  The decrease in SG&A was mainly due to the decrease of corporate overhead and the reduction of costs associated with the closed Shenzhen factories.  The remaining two independently operated APT Paper Group Limited factories located in Suzhou and Qingdao continue to operate normally.

Income Taxes

There was no income tax for both the six months ended December 31, 2012 and the six months ended December 31, 2011.

Minority Interest

Minority interest reflects the minority shareholders' proportionate interest in the net loss of the group operating losses of China Equity Platform Holding Group Limited.   Because the China Equity Platform Holding Group Ltd. was sold in March 2012, we do not have any minority interest to report at this time.  This item remains in Our balance sheet so as to comply with Regulation S-K Item 905 “Comparative Information”.

Net Income (Loss)

The Company had net loss of $6,525K during the six months ended December 31, 2012, as compared to a net loss of $1,917K during the six months ended December 31, 2011. It included a material impairment loss on closing down of Shenzhen factories $4,578K.

.

Liquidity and Capital Resources – December 31, 2012

At December 31, 2012, the Company had cash and cash equivalents of $188K and net current liabilities of $6,181K, as compared to $1,219K of cash and cash equivalents and $4,619K of net current liabilities capital at December 31, 2011. The accounts receivable was decreased by $5,035K to $2,272K in 2012 as compared to $7,307K in 2011. The main reason of such decrease was due to the decrease in sales and closing down the Shenzhen factories.   The remaining two independently operated APT Paper Group Limited factories located in Suzhou and Qingdao continue to operate normally.  The deposits, prepayments and other receivables were decreased $2,085K to $534K in 2012 as compared to $2,619K in 2011. The decrease was mainly from the closing down of Shenzhen factories and decrease of trade deposits paid to suppliers. The accounts payable was decreased by $4,812K to $1,460K in 2012 as compared to $6,272K in 2011. The decrease was mainly from the decrease of turnover resulting in a decrease in the amount of materials purchased and the closing down of the Shenzhen factories. The accrued liabilities and other payable were also decreased by $611K to $2,916K in 2012 as compared to $3,527K in 2011. The decrease was due to the decrease of trade deposits from customers. In the quarter ended December 31, 2012, the Company had raised convertible loan stocks of $369K which will mature in six months. The loan from a shareholder and the bank loans were also decreased in 2012 as compared to 2011.  These loaned funds were used for the payment of daily operating expenses.

Net cash used in operating activities was $1,073K for the six months ended December 31, 2012, as compared to net cash used in operating activities of $1,897K for the six months ended December 31, 2011.  While one of the independently operating paper factories in Shenzhen has closed, the remaining two independently operated APT Paper Group Limited factories located in Suzhou and Qingdao continue to operate normally.

Net cash used in investing activities was $0.4K and $79K for the six months ended December 31, 2012 and December 31, 2011 respectively, mainly consisting of a decrease in expenses for fixed assets.

Net cash used in financing activities was $1,471K for six months ended December 31, 2012, was mainly the bank loans and the convertible loan stock. Net cash generated from financing activities was $1,473K for the six months ended December 31, 2011.

The Company continues to evaluate various opportunities to improve the operating performance of the Company’s businesses and to invest in or acquire other types of businesses.  The remaining two independently operated APT Paper Group Limited factories located in Suzhou and Qingdao continue to operate normally.

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

From July to December, 2012, an investor exercised and converted a total of $221,701 out of $578,180 convertible loan balance for 2,628,238,857 shares of ordinary common stock.

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