Form 10-Q
period 2013-03-31
UNI CORE HOLDINGS CORP
filed 2013-05-09
CIK 1088312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,505,607,614 shares of common stock as of March 31, 2013.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar 31, 2013	June 30, 2012
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$116,702	$506,647
Accounts receivable, net	1,694,204	6,412,599
Deposits, prepayment and other receivables	513,979	1,821,609
Amount due from related company	653,930	649,767
Other loan receivables	102,735	105,531
Inventory	497,096	1,532,384

Total current assets	$3,578,646	$11,028,537
Unlisted investment	285,953	295,587
Investment in associated companies	-	-
Goodwill	-	-
Plant and equipment, net	3,504,611	6,653,927
Intangible assets, net	-	-

TOTAL ASSETS	$7,369,210	$17,978,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,425,671	$5,306,612
Accrued liabilities and other payable	2,967,622	2,961,858
Customers deposits	-	-
Advance from a shareholder	341,956	1,101,273
Convertible promissory notes	368,622	322,851
Short term loan	5,352,918	6,911,174
Business and other taxes payable	-	-

Total current liabilities	$12,456,789	$16,603,768

TOTAL LIABILITIES	$12,456,789	$16,603,768

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar 31, 2013	June 30, 2012
	USD	USD

STOCKHOLDERS’ EQUITY

Preferred stock at $0.001 par value, 5,000,000 shares authorized, Nil (June 30, 2012:Nil) shares issued and outstanding	-	-

Common stock at $0.001 par value, 10,000,000,000 shares authorized, 6,505,607,614 (June30, 2012: 1,514,035,427) shares issued and outstanding	6,505,608	1,514,036
Additional paid-in capital	54,847,999	58,822,870
Accumulated deficit	(67,998,204)	(61,228,904)
Non-control interest
Accumulated other comprehensive loss	1,557,018	2,266,281

	$(5,087,579)	$1,374,283

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,369,210	$17,978,051

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended Mar 31,
	2013	2012
	USD	USD
Net revenue	1,537,980	5,458,042
Cost of revenues	(1,278,218)	(5,037,058)
Gross profit	259,762	420,984
Costs and expenses:
Selling, general and administrative expenses	(382,323)	(2,029,905)
Impairment of goodwill	0	0
Exchange differences	(171)	(14,734)
Amortization of intangible assets	0	(7,409)
Total costs and expenses	(382,494)	(2,052,048)

Loss from operations	(122,732)	(1,631,064)
Interest income	4	29,944
Interest expenses	(110,126)	(201,363)
Bad debts recovery
Other income (loss), net	(4,845)	68,784
Loss before income taxes, minority interests and equity in earnings of associated companies	(237,699)	(1,733,699)
Loss on disposal of subsidaries	(6,613)
Income taxes	0	0
Loss before minority interests and equity in earnings of associated companies	(244,312)	(1,733,699)
Minority interests		1,738

Net loss	(244,312)	(1,731,961)

Net loss per common share-basic and diluted	(0.0000462)	(0.0024)
Weighted average number of common shares outstanding-basic and diluted	5,288,027,383	727,408,496

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine months ended Mar 31,
	2013	2012
	USD	USD
Net revenue	8,309,745	18,105,618
Cost of revenues	(7,857,609)	(16,736,000)
Gross profit	452,136	1,369,618
Costs and expenses:
Selling, general and administrative expenses	(2,031,816)	(4,849,465)
Impairment of goodwill	0	0
Exchange differences	(28,251)	68,438
Amortization of intangible assets	0	(25,016)
Total costs and expenses	(2,060,067)	(4,806,043)

Loss from operations	(1,607,931)	(3,436,425)
Interest income	(16,361)	44,831
Interest expenses	(419,933)	(599,506)
Bad debts recovery
Other income (loss), net	(140,277)	203,716
Loss before income taxes, minority interests and equity in earnings of associated companies	(2,184,502)	(3,787,384)
Loss on disposal of subsidaries	(4,584,798)
Income taxes	0	0
Loss before minority interests and equity in earnings of associated companies	(6,769,300)	(3,787,384)
Minority interests		138,162

Net loss	(6,769,300)	(3,649,222)

Net loss per common share-basic and diluted	(0.0013)	(0.0051)
Weighted average number of common shares outstanding-basic and diluted	5,288,027,383	714,025,592

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended Mar 31,
	2013	2012
	USD	USD
Cash flows from operating activites
Net loss	(6,769,300)	(3,649,222)
Amortization of intangible assets		25,016
Depreciation	3,176,120	486,543
Loss on disposal of fixed assets	2,707	2,703
Non-control interests		(629,954)
Adjustments to reconcile net loss to net cash provided by operating activities:-
Accounts receivables	4,739,915	(1,129,255)
Inventories	1,040,809	84,693
Deposits, prepayments and other receivables	1,313,877	797,963
Accounts payable	(1,907,070)	412,484
Accrued liabilities	(13,159)	319,652
Cutomer deposits		127
Business taxes and government surcharges payable		4,220
Net cash generated from/(used in) operating activities	1,583,899	(3,275,030)
Cash flows from investing activities
Acquisition of plant and equipment		(79,764)
Net cash used in investing activities		(79,764)
Cash flows from financing activities
Advances from related parties	0	0
Bank loan	(1,595,950)	1,028,315
Advance from director	(763,222)	126,253
Convertible loan stock	43,523	1,208,149
Net proceeds from issuance of common stock	931,029	473,843
Net cash generated from/(used in) financing activities	(1,384,620)	2,836,560

Cash and cash equivalents
Net increase (decrease)	199,279	(518,234)
Accumulated other comprehensive loss	(589,224)	19
Balance at beginning of period	506,647	2,177,729
Balance at end of period	116,702	1,659,514

Supplemental cash flow information:
Interest received	16,361	44,831
Interest expenses	(419,933)	(599,506)

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NINE MONTHS ENDED MAR 31, 2013 AND 2012

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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2013, the results of operations for the nine months ended March 31, 2013 and 2012, and the cash flows for the nine months ended March 31, 2013 and 2012. The balance sheet as of June 30, 2012 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

The results of operations for the nine months ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2013.

2.    NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the nine months ended March 31, 2013 and 2012. Accordingly, basic and diluted earnings per share are the same for all periods presented.

3.    FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in Renminbi (“Rmb”), the currency of the People’s Republic of China (the “PRC”). The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb6.2741 to US$1.00. The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss. For further information, refer to the Note 6.

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Rmb continuously appreciated to Rmb6.3143 for US$1 at June 30, 2012. And the Rmb further appreciated to Rmb6.2741 for US$1 at this quarter ended March 31, 2013.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

For the purposes of financial statements presentation, the United States dollars equivalents of the all numbers are translated at the rate of USD$1 to Rmb6.2741.

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

The Company did not have any stock options outstanding during the period ended March 31, 2013 (2012: Nil). Accordingly, no pro forma financial disclosure is provided herein.

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

Based on the revenue information from 2013 and 2012, the Company generated over 90% revenue from APT Group companies which is operating the sales of paper products. Moreover, the Company generated over 90% of revenue from PR China. Accordingly, the Company is not required to provide segment information on product or geographic category.

Segment information for the nine months period ended March 31, 2013 is as follows:

(a)	Net revenues:

	Nine months Ended March 31, 2013
	Rmb’000	US$’000
Net revenues by major categories
Sales of paper products	52,351	8,310
E-commerce solutions
- website design and development
Consulting
	52,351	8,310

All net revenues were generated in PRC.

(b)	Net loss before equity in earnings of associated companies:

	Nine months Ended March 31, 2013
	Rmb’000	US$’000

Sales of paper products	(10,694)	(1,697)
E-commerce solutions
- website design and development
Consulting
Corporate	(3,068)	(487)
	(13,762)	(2,184)

(c)	Assets:

	As of March 31, 2013
	Rmb’000	US$’000
Sales of paper products	36,029	5,742
E-commerce solutions
- website design and development
Consulting
Corporate	10,206	1,627
	46,235	7,369

Substantially all of the Company's identifiable assets are located in the PRC.

(d)	Other items:

	Nine months Ended March 31, 2013
	Rmb’000	US$’000
Depreciation:
Sales of paper products	19,733	3,132
E-commerce solutions
- website design and development
Corporate	276	44
	20,009	3,176

    There was recorded a material write-off fixed assets & depreciation for Shenzhen APT paper factories during the nine months ended March 31, 2013.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of Operations - Three Months Ended March 31, 2013 and 2012

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest US$1,000.

Net Revenues

Net revenues for the three months ended March 31, 2013 were derived principally from sales of paper products of APT Paper Group Limited. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	3 months ended March 31
	2013	2013	2012	2012
	USD'000%		USD'000%
Sales of paper products	1,538	100%	5,458	100%
E-commerce solutions - website design and development	0	0%	0	0%
Consulting	0	0%	0	0%
	1,538	100%	5,458	100%

Total net revenues decreased to $1,538K during the three months ended March 31, 2013, as compared to $5,458K during the three months ended March 31, 2012. The decrease in total net revenues was primarily due to the reduction of revenue and closing down of one of the Company’s subsidiary independently operated APT Paper Group Limited paper factories located in Shenzhen. The remaining two independently operated APT Paper Group Limited paper factories located in Suzhou and Qingdao continue to operate normally.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	3 months ended March 31
	2013	2013	2012	2012
	USD'000%		USD'000%
Engineering/technician salaries	0	0%	0	0%
Direct materials	821	53%	3,969	74%
Direct labor	162	11%	307	5%
Manufacturing overhead	241	16%	468	8%
Depreciation	54	3%	293	5%
Others	0	0%	0	-%
	1,278	83%	5,037	92%

The decrease in costs of revenues for the three months ended March 31, 2013 compared with 2012 was due to the decrease of sales of APT Paper Group Limited and the closing down of Shenzhen factories. Costs of revenues consist principally of the production cost of paper products for the periods ended March 31, 2013 and 2012. The costs of revenues for the period consist principally of direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel employee benefits and office expenses.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	3 months ended March 31
	2013	2013	2012	2012
	USD'000%		USD'000%
Sales & Marketing salaries & commissions	69	4%	454	8%
Other sales and marketing exp	0	0%	215	4%
Rentals	115	8%	126	2%
Administrative salaries	99	7%	213	4%
Directors’ fee	0	0%	285	5%
Consultancy Fee	3	0%	135	3%
Corporate overhead	96	6%	602	11%
	382	25%	2,030	37%

The principal components of SG&A during the three months ended March 31, 2013 were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the three months ended March 31, 2013, SG&A expense decreased by 81% to $382K, as compared to $2,030K for the three months ended March 31, 2012.

The decrease in SG&A was mainly due to the decrease of corporate overhead and the reduction of cost associated with the closed Shenzhen factories.

Income Taxes

There was no income tax for both the three months ended March 31, 2013 and the three months ended March 31, 2012.

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

Net Income (Loss)

The Company had net loss of $244K during the three months ended March 31, 2013, as compared to a net loss of $1,737K during the three months ended March 31, 2012.

Results of Operations - Nine months Ended March 31, 2013 and 2012

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest US$1,000.

Net Revenues

Net revenues for the nine months ended March 31, 2013 were derived principally from sales of paper products of APT Paper Group Limited. The term "e-commerce solutions" includes web-site design and development and web-hosting.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	9 months ended March 31
	2013	2013	2012	2012
	USD'000%		USD'000%
Sales of paper products	8,310	100%	18,058	99%
E-commerce solutions - website design and development	0	0%	0	0%
Consulting	0	0%	48	1%
	8,310	100%	18,106	100%

Total net revenues decreased to $8,310K during the nine months ended March 31, 2013, as compared to $18,106K during the nine months ended March 31, 2012. The decrease in total net revenues was primarily due to the reduction in sales of paper products caused by the bankruptcy and closing of the independently operated Shenzhen factories. The remaining two independently operated APT Paper Group Limited factories located in Suzhou and Qingdao continue to operate normally.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	9 months ended March 31
	2013	2013	2012	2012
	USD'000%		USD'000%
Engineering/technician salaries	24	0%	0	0%
Direct materials	6,162	74%	13,681	75%
Direct labor	585	7%	927	5%
Manufacturing overhead	832	10%	1,533	8%
Depreciation	251	3%	542	3%
Others	4	0%	53	1%
	7,858	94%	16,736	92%

The decrease in costs of revenues for the nine months ended March 31, 2013 compared with 2012 was due to the decrease of sales of of APT Paper Group Limited and the closing down of Shenzhen factories. Costs of revenues consist principally of the production cost of paper products for the periods ended March 31, 2013 and 2012. The costs of revenues for the period consist principally of direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel employee benefits and office expenses.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	9 months ended March 31
	2013	2013	2012	2012
	USD'000%		USD'000%
Sales & Marketing salaries & commissions	169	2%	881	5%
Other sales and marketing exp	94	1%	784	4%
Rentals	677	8%	346	2%
Administrative salaries	499	6%	803	4%
Directors’ Fee	-	-%	285	2%
Consultancy Fee	85	1%	196	1%
Corporate overhead	508	6%	1,554	9%
	2,032	24%	4,849	27%

The principal components of SG&A during the nine months ended March 31, 2013 were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the nine months ended March 31, 2013, SG&A expense decreased by 58% to $2,032K, as compared to $4,849K for the nine months ended March 31, 2012. The decrease in SG&A was mainly due to the decrease of corporate overhead and the reduction of costs associated with the closed Shenzhen factories. The remaining two independently operated APT Paper Group Limited factories located in Suzhou and Qingdao continue to operate normally.

Income Taxes

There was no income tax for both the nine months ended March 31, 2013 and the nine months ended March 31, 2012.

Minority Interest

Minority interests reflect the minority shareholders' proportionate interests in the net loss of the group operating losses of China Equity Platform Holding Group Limited. Because The China Equity Platform Holding Group Ltd. was sold in February 2012, we do not have any minority interest to report at this time. This item remains in our balance sheet so as to comply with Regulation S-K Item 905 “Comparative Information”

Net Income (Loss)

The Company had net loss of $6,769K during the nine months ended March 31, 2013, as compared to a net loss of $3,649K during the nine months ended March 31, 2012. It included a material impairment loss on closing down of Shenzhen factories $4,578K

Liquidity and Capital Resources – March 31, 2013

At March 31, 2013, the Company had cash and cash equivalents of $117K and net current liabilities of $8,878K, as compared to $1,660K of cash and cash equivalents and $5,229K of net current liabilities capital at March 31, 2012. The accounts receivable was decreased by $4,645K to $1,694K in 2013 as compared to $6,339K in 2012. The main reason of such decrease was due to the decrease in sales and closing down the Shenzhen factories. The remaining two independently operated APT Paper Group Limited factories located in Suzhou and Qingdao continue to operate normally. The deposits, prepayments and other receivables were decreased $1,770K to $514K in 2013 as compared to $2,284K in 2012. The decrease was mainly from the closing down of Shenzhen factories and decrease of trade deposits paid to suppliers. The accounts payable was decreased by $1,689 to $3,426K in 2013 as compared to $5,115K in 2012. The decrease was mainly from the decrease of turnover resulting in a decrease in the amount of materials purchased and the closing down of the Shenzhen factories. The accrued liabilities and other payable were also decreased by $5,684K to $2,968K in 2013 as compared to $8,652K in 2012. The decrease was due to the decrease of trade deposits from customers. In the quarter ended March 31, 2013, the Company had raised convertible loan stocks of $369K which will mature in six months. The loan from a shareholder and the bank loans were also decreased in 2013 as compared to 2012. These loaned funds were used for the payment of daily operating expenses.

Net cash generated from operating activities was $1,584K for the nine months ended March 31, 2013, as compared to net cash used in operating activities of $3,275K for the nine months ended December 31, 2012. While one of the independently operating paper factories in Shenzhen has closed, the remaining two independently operated APT Paper Group Limited factories located in Suzhou and Qingdao continue to operate normally.

Net cash used in investing activities was $0.4K and $79K for the nine months ended March 31, 2013 and March 31, 2012 respectively, mainly consisting of a decrease in expenses for fixed assets.

Net cash used in financing activities was $1,385K for nine months ended March 31, 2013, was mainly the bank loans and the convertible loan stock. Net cash generated from financing activities was $2,836K for the nine months ended March 31, 2012.

The Company continues to evaluate various opportunities to improve the operating performance of the Company’s businesses and to invest in or acquire other types of businesses. The remaining two independently operated APT Paper Group Limited factories located in Suzhou and Qingdao continue to operate normally.

Principal Commitments

At March 31, 2013, the Company has operating lease agreements for office premises, which are expiring in June 2035. The Company does not have any material commitments for capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at March 31, 2013.

Subsequent Event

The investment cooperation agreement with the shareholders of Shaanxi Prosperous Agriculture Company Limited to acquire 51% equity of Shaanxi Prosperous Agriculture Company Limited has not yet finished.

From July to March, 2013, an investor exercised and converted a total of $221,701 out of $578,180 convertible loan balance for 2,628,238,857 shares of ordinary common stock.

The Company has evaluated all other subsequent events through March 31, 2013 the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements except the above- mentioned matters.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2013.

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

We concluded that our internal control over financial reporting was not effective as of March 31, 2013.

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

We had no legal proceedings outstanding as at March 31, 2013.

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

Date: 3 May, 2013	UNI CORE HOLDINGS CORPORATION

	By:	/s/ Chia Hsun Wu
Chia Hsun Wu
Chief Executive Officer

	By:	/s/ Thomas Lee
Thomas Lee
Chief Financial Officer

- 33 -