Form 10-K
period 2013-06-30
UNI CORE HOLDINGS CORP
filed 2013-10-15
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Yes ☐              No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of September 24, 2013, the aggregate value of voting and non-voting common equity held by non-affiliates was $456,350

Note Regarding Forward Looking Statements

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

Information on Currency Translation

All amounts in this Annual Report are in Renminbi (“Rmb”) unless indicated to be in United States Dollars (“$” or “US$”). Our sales are principally in Rmb. The translation of Rmb amounts into US dollars are for reference purposes only and have been made at the exchange rate of Rmb6.1807 for US$1. The People’s Bank of China sets and publishes daily a base exchange rate with reference primarily to the supply and demand of/for Rmb against the US dollar in the market during the prior day. The People’s Bank of China also takes into account other factors such as the general conditions existing in the international foreign exchange markets. Although Chinese governmental policies were introduced in 1996 to reduce restrictions on the convertibility of Rmb into foreign currency for current amount items, conversion of Rmb into any other currency for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration for Foreign Exchange. Rmb which had been tightly pegged at Rmb8.28 for US$1 for the previous decade, was revalued on July 21, 2005 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure from the United States. The Peoples Bank of China also announced that the Rmb would be pegged to a basket of foreign currencies, rather than being strictly tied to the US dollar and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. The translation of Rmb amounts in this Annual Report on Form 10-K is not a representation that the Rmb amounts could actually be converted into US dollars at that rate or at any other rate on that date or on any other date.

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

On December 21, 2009 the registrant entered into an Investment Cooperation Agreement with the shareholders of SPA to acquire approximately 51% of SPA in consideration for 11,000,000 registrant common shares. The transaction took the registrant longer than anticipated to complete. In January, 2011 the registrant closed a first tranche and acquired approximately 21% of SPA by issuance of 4,000,000 shares of registrant common stock.

On July 10, 2013 the registrant announced that it had completed the acquisition (the “Acquisition”) of 51% of Shaanxi Prosperous Agriculture Co., Ltd. (“SPA”), an agricultural products wholesale company located in Xi’an City, Shaanxi Province of China. The transaction was completed through its subsidiary IMOT Information Technology (Shenzhen) Limited. As part of the transaction the registrant loaned 4.85 million RMB to SPA. SPA specializes in market segment where customers can buy the company’s products through local stores in the agricultural products network. SPA will remain a subsidiary of UCHC after its acquisition. The Acquisition was final upon completion of an audit.

On June 30, 2013, Shaanxi Prosperous Agriculture Co., Ltd is processing to acquire 80% interest in Xi’an Zoyo Management Consulting Co. Ltd., (XZMC) a company registered in Shaanxi, China. XZMC provides enterprise consulting, marketing, distribution planning, corporate image building and computer graphic design and advertising design for small agricultural business.

UCHC management believes that future profit of UCHC will come from the new JV between Prosperous Agriculture and JEWON.  UCHC management further believes that the other applications of phyllite from Korea, such as “water purification” and “decontamination of nuclear pollution”, will contribute to an even bigger and more profitable business.

The Shenzhen Factory of APT is still in the process of being closed down. Suzhou Factory is not optimistic and may have to be closed down eventually since it is not the objective of the Board of Directors of UCHC to have a business with continuous loss

Management is continuing its efforts to identify and explore acquisition, merger and development opportunities.

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

On February 27, 2012, the Company has disposed the entire investment in the China Equity Platform Holding Group Limited and terminated the equity exchange business.

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

Employees

As of June 30, 2013, we employed 137 full-time employees consisting of 5 management executives and 78 administrative & clerical staff and 59 direct labor. None of our employees is member of any labor union, and we have never experienced any business interruption as a result of any labor disputes. We do not provide any special benefit or incentive programs for our employees. We believe that we enjoy good relations with all of our employees.

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

Our common stock is not listed on any exchange and trades in the over-the-counter (the “OTC”) market in the United States. Additionally, one stockholder holds a majority of our stock. As such, the market for our common stock is limited and is not regulated by the rules and regulations of any exchange in the United States or China. Further, the price of our common stock and its trading volume in the OTC market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock trades relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our common stock, in which case they may sustain significant losses or lose their entire investments. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them. The market price of our common stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

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

The Company and its subsidiaries did not have any pending or threatened legal proceedings outstanding as at June 30, 2013.

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

	High	Low
Fiscal 2012

Quarter ended September 30, 2011	0.11	0.0839
Quarter ended December 31, 2011	0.095	0.07
Quarter ended March 31, 2012	0.075	0.01
Quarter ended June 30, 2012	0.029	0.0005

Fiscal 2013

Quarter ended September 30, 2012	0.0003	0.0002
Quarter ended December 31, 2012	0.0001	0.0001
Quarter ended March 31, 2013	0.0001	0.0001
Quarter ended June 30, 2013	0.0001	0.0001

The above bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders. As of September 24, 2013, there were approximately 623 holders of record of the Company’s common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends. We have never declared or paid any cash dividend on our common stock and do not expect to declare or pay any cash dividend in the foreseeable future.

Recent Purchases and Sales of Unregistered Securities. In the fiscal year ended June 30, 2013, the Company issued common stock to various parties and redeemed common stock. The following transactions have not been reported by the Company in previous quarterly reports. The value of the common stock for each issuance was based on one of the following: the market price of the shares on the date of the transactions, the market price of the shares on the date the negotiations between the parties began or on the fair value of services received. The issuances were as follows:

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

Stock options issued to directors at fair market value, including of Fred Peck, Chia Hsun Wu, Shinohara Hiroshi & Thomas Lee, the company issued 19,000,000 in total for last year

On 13 March 2012, we issued 50,000,000 to FG Management Co. Ltd. for compensation the disposition of collateral under secured convertible promissory note 5 September 2011 During July 2011 to June 2012, we issued 20,000,000 shares to FG Management Co., Ltd. and 8,000,000 shares to another six parties.

On 17 Sep 2012, stock options issued to directors at fair market value, including of Fred Peck, Chia Hsun Wu, Shinohara Hiroshi & Thomas Lee, the company issued 266,666,664 in total for this year

During this year, we issued 2,563,333,333 to Global Golden Group Investment Co Ltd; 800,000,000 to FG Management Co. Ltd, 533,333,333 to Wise Alliance Management Ltd.

Securities Authorized for Issuance Under Equity Compensation Plans. On December 1, 2003 our Board of Directors adopted and on January 28, 2004 our stockholders approved the Intermost Corporation 2003 Equity Incentive Plan (“Plan”) pursuant to which the Board of Directors may grant awards of shares of our common stock and options to purchase shares of our common stock to our employess, officers and directors and our consultants independent contractors and advisers. As of June 30, 2013, no awards had been granted from the Plan. See “Other Compensation and Employment Arrangements” under “Item 11. EXECUTIVE COMPENSATION,” for more information.

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

During the fiscal year ended June 30, 2013 we incurred a net operating loss of $14,052,917. Our auditor, Albert Wong & Co., CPA, has issued a “going concern” opinion for our financial statements as of June 30, 2013, as a result of out recurring losses from operations, a significant accumulated deficit, and our continuing to experience negative cash flows.

Results of Operations

Following is summary financial information reflecting our operations for the periods indicated.

	Year Ended June 30
	2013	2012
Net revenues	$6,723,660	$22,990,061
Cost of revenues	(6,613,338)	(21,264,457)
Gross profit/(loss)	110,322	1,725,604
Selling, general and administrative expenses	(1,922,137)	(5,845,709)
Exchange differences	(1,056)	65,333
Amortization of intangible assets		(1,202,685)
Amortization of goodwill		(10,136,655)
Written off loan receivables	-	-
Recovering / Written off trade receivables	(744,749)	0
Interest income	(588,708)	(711,483)
Investment income	0	0
Loss from operations	(3,146,328)	(16,105,595)
Impairment of associate company	(10,711,377)	(758,900)
Other income, net	(195,212)	(287,934)
Loss before taxation	(14,052,917)	(17,152,429)
Taxation	-	-
Loss before minority interest	(14,052,917)	(17,152,429)
Minority interest	0	0
Net loss	(14,052,917)	(17,152,429)

Year Ended June 30, 2013 Compared to Year Ended June 30, 2012

Net revenues.

Net revenues for the year ended June 30, 2013 decreased by $16,218K, or 70.69%, to $6,723K from $22,942K for the year ended June 30, 2012.

Net revenues during fiscals 2013 and 2012 were derived principally from sales of paper products.

The following table reflects the total net revenues and percentage of net revenues by major category and location for the periods indicated:

	Year Ended June 30		Year Ended June 30
	2013	2012	2013	2012
Net Revenues by major category	US$	US$
Sales of paper products	6,723,660	22,942,474	100.00%	99.8%
E-commerce solutions - website design and development	-	-	-%	-%
Consulting service income	-	47,587	-%	0.2%
	6,723,660	22,990,061	100%	100%

	Year Ended June 30		Year Ended June 30
	2013	2012	2013	2012
Net Revenues by location	US$	US$
British Virgin Islands			-%	-%
People’s Republic of China	6,723,660	22,990,061	100%	100%
	6,723,660	22,990,061	100%	100%

Costs of Revenues.

Costs of revenues consist principally of the production cost of paper products for the year ended June 30, 2013 and 2012. The costs of revenues for the year ended June 30, 2013 and 2012 consist principally of direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel employee benefits and office expenses.

The following table reflects the principal components of costs of revenues and the percentage of net revenues represented by each component for the periods indicated:

	Total Cost of Revenues		Percentage to Total Net Revenues
	Year Ended June 30		Year Ended June 30
	2013	2012	2013	2012
	US$	US$
Direct materials	5,605,764	17,150,873	83.37%	74.60%
Direct labor	377,326	1,216,891	5.61%	5.29%
Manufacturing overhead	572,516	2,531,538	8.51%	11.01%
Depreciation	57,732	256,513	0.86%	1.12%
Other		108,642	-%	0.47%

Total	6,613,338	21,264,457	98.35%	92.49%

Compared to the 2012 fiscal year, the total costs of revenues for the 2013 fiscal year decreased by $14,651K, or 68.89%, to $21,264K.

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

	Total SG & A		Percentage to Total Net Revenues
	Year Ended June 30		Year Ended June 30
	2013	2012	2013	2012
	US$	US$
Sales and marketing salaries and commission	268,946	743,551	4.00%	3.49%
Other sales and marketing expenses	403,419	235,704	6.00%	5.05%
Rental obligation	223,897	599,454	3.33%	2.73%
Administrative salaries	299,203	1,630,741	4.45%	5.47%
Corporate overhead	726,672	2,636,259	10.81%	12.70%

Total	1,922,137	5,845,709	28.59%	29.44%

The principal components of SG&A during the 2013 year were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate overhead expenses, which include legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation, consultancy fees, and allowance for bad and doubtful accounts.

For the 2013 fiscal year, SG&A decreased by $3,924K or 67.11%, to $1,922K as compared to $5,846K for the 2012 fiscal year. Sales and marketing salaries and commissions decreased by $474K or 63.80% during the 2013 fiscal year, to $269K, as compared to $743K for the 2012 fiscal year. During the 2013 fiscal year, administrative salaries decreased by $1,332K or 81.66%, to $299K, as compared to $1,631K in the 2012 fiscal year. Other corporate overhead expense decreased during the 2013 fiscal year by $1,909K or 72.42%, to $727K, as compared to $2,636K in the 2012 fiscal year.

Minority Interest.

On July 10, 2013 the registrant announced that it had completed the acquisition (the “Acquisition”) of 51% of Shaanxi Prosperous Agriculture Co., Ltd. (“SPA”), an agricultural products wholesale company located in Xi’an City, Shaanxi Province of China.

On June 30, 2013, Shaanxi Prosperous Agriculture Co., Ltd is still in under processing to acquire 80% interest in Xi’an Zoyo Management Consulting Co. Ltd., (XZMC) a company registered in Shaanxi, China. XZMC provides enterprise consulting, marketing, distribution planning, corporate image building and computer graphic design and advertising design for small agricultural business.

Liquidity and Capital Resources

To date, we have funded our operations with cash from our operating activities, sales of our securities and by using our common stock to make acquisitions and purchases.

At June 30, 2013 we had cash and cash equivalents of $270K and net current liabilities of $17,574K as compared to $506K of cash and cash equivalents and $5,575K of net current liabilities as of June 30, 2012.

Net cash provided by operating activities totaled $3,129K during the 2013 fiscal year while net cash used in operating activities was $6,455K during the 2012 fiscal year. Cash used in operating activities was partially offset by non-cash charges, including depreciation expense in the amount of $358K.

Net cash used in investing activities was $44,846K for the 2013 fiscal year while net cash used in investing activities was $265K for the 2012 fiscal year. Funds provided by investing activities derived from the amount of funds used in acquiring office equipments in 2013 and funds used in investing activities consisted of addition of office equipment and intangible assets in 2012.

Net cash used in financing activities was $709K for the 2013 fiscal year while net cash provided by financing activities was $2,856K for the 2012 fiscal year. Funds provided by financing activity were mainly from the issuance of common stocks, the increase in bank loan and convertible loan stocksduring the 2013 fiscal year.

We had no long term debt as of June 30, 2013. Except as otherwise described herein, we have no plans to make any major capital expenditures during the next 12 months and we are not aware of any trends or uncertainties that could affect sales of our products. We do not have any off balance sheet arrangements.

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

Refer to Item 15 Financial Statement Schedules, pages 32 to 84.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. We have identified our material weaknesses in internal control over financial reporting due to the deficiencies in relevant education and ongoing training your financial management and staff. We have taken or plan to take and the procedures we have implemented or plan to implement to correct the identified material weakness are:

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

We concluded that our internal control over financial reporting was not effective as of June 30, 2013.

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

Change in Internal Controls Over Financing Reporting

During the year ended June 30, 2013 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors, Executive Officers and Certain Significant Employees

The following table sets forth certain information regarding the directors and executive officers of the Company.

Name	Age	Position

Fred Peck	54	Director

Peng I-Hsiu	35	Director and Chief Executive Officer

Hiroshi Shinohara	57	Director

Liu Yi-Sun	46	Chief Financial Officer

There are no family relationships among any of the directors or officers of the Company.

None of our directors or executive officers has, during the past five years,

•	had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

•	been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

•	been subject to any order, judgment, or decree not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

•	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Business Experience

Fred Peck has served as a director of the Company since December 6, 2005. Mr. Peck is a funds manager, transaction superintendent and vice president of Boston Bank Taiwan Branch. He has over 15 years’ experience in portfolio investment, risk investment, capital management, fundraising, acquisition and merger, project fund raising privatization.

Peng I-Hsiu was appointed as Chief Executive Officer of the Company on August 1, 2013. Mr. Peng graduated from Chinese Culture University with a Master of Business Administration. Mr. Peng is currently the founder and Managing Director of both Uwin Venture Investment Co. Ltd. and Wonderful Bio-Tec Co. Ltd. Prior to starting his own business, Mr. Peng had served various executive positions, including Director of Fast Technologies Inc. and Managing Director of Yi-Cheng Preparatory Institute.

Hiroshi Shinohara has served as a director of the Company since February 18, 2008. Mr. Shinohara graduated from Osaka University, with extensive experience in corporate financial analysis, business in merging and acquisition. Mr. Shinohara is currently the Managing Director of FFBC Management Co., Ltd., Japan.

Liu Yi-Sun was appointed as Chief Financial Officer of the Company on August 1, 2013. Mr. Liu has over 15 years’ experience in various industries, including investment, transportation services, banking and technology. Prior to being appointed as CFO of UCHC, Mr. Liu held various senior management positions with solid management exposure and leadership experience.

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

Based solely upon a review of the public files of the SEC, the Company believes that, with respect to its fiscal year ended June 30, 2013, none of the Company’s directors and officers and none of the persons known to the Company to own more than 10% of the Company’s common stock, filed beneficial ownership reports with the Securities and Exchange Commission.

We have no committees of the Board of Directors. The entire Board of Directors acts as the audit, nominating and compensation committees.

ITEM 11.	EXECUTIVE COMPENSATION

Our “executive officers” include our resigned Chief Executive Officer, Chia Hsun Wu; and our Chief Financial Officer, Thomas Lee.

The following table sets forth information concerning cash and non-cash compensation paid or accrued to our executive officers during the past fiscal year:

Summary Compensation Table

The amounts in the table below are calculated as of June 30, 2013

							Non-Qualified
					Option	Non-Equity	Deferred
Name and				Stock	Awards	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	awards	($)	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	(4)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Chia Hsun Wu,	2013	0	0	0	0	0	0	0	0
CEO (1)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Thomas Lee,	2013	88,947	0	0	0	0	0	0	153,165
CFO (2)	2012	153,165	0	0	0	0	0	0	153,165
	2011	166,106	0	0	0	0	0	0	166,106

(1) On August 1 2013, Mr. Chia Hsun Wu resigned as Director of the Company on and Chief Executive Officer.

(2) On August 1 2013, Mr. Thomas Lee resigned his position of Chief Financial Officer of the Company

Director Compensation Table

The amounts in the table below are calculated as of June 30, 2013.

Nonqualified
	Fees Earned			Non-Equity	Deferred	All Other
	or Paid in	Stock	Option Awards	Incentive Plan	Compensation	Compensation
Name	Cash ($)	Awards ($)	($)	Compensation ($)	Earnings	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Chia Hsun Wu	0	0	0	0	0	0	0

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

Common Stock

The following table is furnished as of June 30, 2013, to indicate beneficial ownership of shares of the Company’s common stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company’s common stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group.

Class of Stock	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Common	Global Golden Group Investments Company Limited [1]	2,631,923,994	29.17%
Common	FG Management Company Limited [1]	899,785,029	9.97%
Common	Wise Alliance Management Limited [1]	533,333,333	5.91%
Common	Fred Peck [2]	-	N/A
Common	Wu Chia Hsun [2]	-	N/A
Common	Hiroshi Shinohara [2]	-	N/A

Common	Thomas Lee [2]	-	N/A

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under Equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	Not applicable	20,000,000
Equity compensation plans not approved by security holders	0	Not applicable	0
Total	0	Not Applicable	20,000,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No directors, executive officers or immediate family members of such individuals were engaged in transactions with us or any of our subsidiaries during the fiscal years ended June 30, 2006, June 30, 2007, June 30, 2008, June 30, 2009, June 30, 2010, June 30, 2011, June 30, 2012 and June 30, 2013. Furthermore, we have no “interlocking” relationships in which any of our executive officers are a member of the board of directors of another entity whose executive officers are a member of our Board of directors.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2013 and June 30, 2012 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		June 30, 2013		June 30, 2012
(i)	Audit Fees	$70,000	*	$50,000	*
(ii)	Audit Related Fees	$-0-		$-0-
(iii)	Tax Fees	$2,000-		$2,000-
(iv)	All Other Fees	$-0-		$-0-

*     Audit fee for fiscal years ended June 30, 2013 and June 30, 2012 were accrued to the auditors, Albert Wong & Co., CPA.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

Exhibit
Number	Description of Exhibit

2.1	Articles of Merger (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Cooperative Agreement re: formation of Jiayin E-Commerce joint venture (2)
10.2	Agreement Regarding Transfer of Properties on 38th Floor, Guomao Building (3)
10.3	Shareholding Transfer Agreement dated May 23, 2003 between IMOT Information Technology (Shenzhen) Ltd. and Shanghai Newray Business Development Co., Ltd. (4)
10.4	Share Transfer Agreement among IMOT Information Technology (Shenzhen) Ltd., Shenzhen Golden Anke Technology Co. Ltd., Intermost Corporation, Tu Guoshen and Li Zhiquan (5)
10.5	Sale and Purchase Agreement among IMOT Information Technology (Shenzhen) Ltd., Shanghai Fortune Venture Limited, North Shanghai Branch of Shanghai Technology Property Right Exchange Center and Intermost Corporation (6)
10.6	Distributorship Agreement dated November 28, 2002 between KanHan Technologies Limited and ChinaE.com Information Technology Ltd. (7)
10.7	Intermost Corporation 2003 Equity Incentive Plan (8)
10.8	Joint Venture Agreement among Intermost Corporation and Entities and/or Individuals Collectively Referred to as “Investors.”*
14	Code of Ethics (9)
21	Significant Subsidiaries *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to the respective exhibits filed with the Registrant’s 10-KSB Amendment filed with the SEC on October 15, 2004
(2)	Incorporated by reference to the respective exhibits filed with Registrant’s Registration Statement on Form 10-SB (Commission File No. 0-30430).
(3)	Incorporated by reference to the respective exhibits filed with the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.
(4)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2003.
(5)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2004.
(6)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2004.
(7)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2003.
(8)	Incorporated by reference to the exhibit filed with the Registrant’s Proxy Statement filed with the SEC on January 6, 2004.
(9)	Incorporated by reference to the exhibit filed with the Registrant’s 10-KSB Amendment filed with the SEC on October 25, 2004.
(10)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2004.

*	Filed herewith. [Align exhibit numbers with the first line of each description.] Re Exhibit 16: the disclosure called for by Item 304 – Changes in and Disagreements with Accountants, etc. – only applies to the ast two most recent fiscal years [see Item 304(d)] so the exhibit – accountant’s letter – is no longer required.

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

On September 6, 2012, the registrant amended and restated its Articles of Incorporation in order to effect a 100 to 1 reverse stock split.

On September 26, 2012 the registrant withdrew by correction that portion of the recently filed Amended and Restated Articles of Incorporation effecting the reverse stock split it announced in a Current Report filing on form 8-K on September 6, 2012

On December 21, 2012 the registrant recorded a material charge for impairment related to its Shenzhen APT paper factory.  On December 15, 2012 the Shenzhen APT paper factory was placed in involuntary bankruptcy and closed.  The registrant is recording a non-cash charge for $4.5 million for the impairment of goodwill and tangible and intangible assets in the second quarter of its 2013 fiscal year.  This impairment charge relates to the Shenzhen facility bankruptcy.  The registrant does not expect the impairment charge to result in any future cash expenditures other than fess for bankruptcy counsel estimated to not exceed $80,000.

On June 6, 2013 the Registrant had filed a Current Report to report that between May 23, 2011 and June 25, 2012, the Company entered into securities purchase agreements with Asher Enterprises, Inc. (“Asher”) by which Asher purchased an aggregate amount of $423,000 in convertible promissory notes.  To date, Asher has converted portions of the notes and has been issued 244,620,581 shares of the Company’s common stock.

On September 5, 2011, the Company entered into an agreement with Tonaquint, Inc. by which Tonaquint, Inc. purchased an aggregate amount of $2,531,000 in convertible promissory notes.  Additionally, a shareholder of the Company pledged 50,000,000 shares of his common stock as collateral for and to secure the Company’s obligations under the notes.  On or about January 31, 2012, the Company received a Notice of Default regarding its obligations under the agreement and, subsequently, ownership of the 50,000,000 collateralized shares of common stock was turned over to Tonaquint, Inc.  To date, Tonaquint, Inc. has converted a portion of the convertible promissory notes and has been issued 2,594,650,000 shares of the Company’s common stock.

Between February 23, 2012 and June 25, 2012, the Company entered into securities purchase and assumption agreements with Magna Group, LLC (“Magna”) by which Magna purchased an aggregate amount of $345,000 in convertible promissory notes.  $245,000 of this amount of convertible promissory notes was assumed from a prior debt-holder.  To date, Magna has converted portions of the notes and has been issued 1,208,596,830 shares of the Company’s common stock.

On July 18, 2013 the Registrant had filed a Current Report to report the following matters:

Item 2.01

Completion of Acquisition or Disposition of Assets.

On July 10, 2013 the registrant announced that it had completed the acquisition (the “Acquisition”) of 51% of Shaanxi Prosperous Agriculture Co., Ltd. (“SPA”), an agricultural products wholesale company located in Xi’an City, Shaanxi Province of China.  The transaction was completed through its subsidiary IMOT Information Technology (Shenzhen) Limited.  As part of the transaction the registrant loaned 4.85 million RMB to SPA.  SPA specializes in market segment where customers can buy the company’s products through local stores in the agricultural products network.  SPA will remain a subsidiary of UCHC after its acquisition.  The Acquisition was final upon completion of an audit.

On December 21, 2009 the registrant entered into an Investment Cooperation Agreement with the shareholders of SPA to acquire approximately 51% of SPA in consideration for 11,000,000 registrant common shares.  The transaction took the registrant longer than anticipated to complete.  In January, 2011 the registrant closed a first tranche and acquired approximately 21% of SPA by issuance of 4,000,000 shares of registrant common stock to the persons in the table below.

Name	No. of shares
Wang Fei	2,232,000
Wu Qiang	1,116,000
Zhao Jing Jing	372,000
China Equity Platform Holding Group Limited	160,000
Star Fair Ventures Corporation	120,000

On March 23, 2012 the registrant closed a second tranche and acquired another 30% of SPA by issuance of 7,000,000 shares of registrant common stock to the persons in the table below.  Despite such issuance the transaction did not close until recently following completion of an audit.

Name	No. of shares
Wang Fei	3.906,000
Wu Qiang	1,953,000
Zhao Jing Jing	651,000
China Equity Platform Holding Group Limited	280,000
Star Fair Ventures Corporation	210,000

The issuance of the securities described above was made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.  These securities have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  The issuance of these unregistered securities were made in order to effect the transaction.  This current report is neither an offer to sell, nor a solicitation of offers to purchase, securities.

Item 9.01

Financial Statement and Exhibits.

Exhibit 99.2(a) - The audited financial statements of Shaanxi Prosperous Agriculture Co. Ltd. and Xi’an Zoyo Management and Consulting Co., Ltd. for the years ended December 31, 2012 and 2011.

On August 5, 2013 the Registrant had filed a Current Report to report the principal executive officer Chia-Hsun Wu, Chief Executive Officer resigned on 1 August, 2013.

On September 9, 2013 the Registrant had filed a Current Report to report the following matters:

Item 5.02

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers: Compensatory Arrangements of Certain Officers.

On August 1, 2013 the registrant’s Chief Financial Officer and Secretary, Mr. Thomas Lee, and one of the registrant’s directors, Mr. Chia Hsun Wu, resigned.  Neither Mr. Lee nor Mr. Wu have reported any disagreement with the Company as a reason for his resignation.

On August 1, 2013 the registrant’s Board of Directors appointed Mr. I Hsiu Peng as a director of the registrant to fill the vacancy created by the resignation of Mr. Wu.  Additionally, Mr. Peng was appointed by the registrant’s Board of Directors to act as the registrant’s Chief Executive Officer and Mr. Yi Sun Liu was appointed by the registrant’s Board of Directors to act as the registrant’s Chief Financial Officer and Secretary.

Mr. Peng graduated from Chinese Culture University with a Master of Business Administration.  Mr. Peng is currently the founder and Managing Director of both Uwin Venture Investment Co. Ltd. and Wonderful Bio-Tec Co. Ltd.  Prior to starting his own business, Mr. Peng had served various executive positions, including Director of Fast Technologies Inc. and Managing Director of Yi-Cheng Preparatory Institute.

Mr. Liu has over 15 years’ experience in various industries, including investment, transportation services, banking and technology. Prior to being appointed as CFO of UCHC, Mr. Liu held various senior management positions with various companies.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following auditor’s report and financial statements are filed as part of this annual report:

PAGE

Report of Independent Registered Public Accounting Firm	39

consolidated Balance Sheet	40 - 41

consolidated STATEMENT OF INCOME AND COMPREHENSIVE INCOME	42

consolidated Statement of Stockholders’ Equity	43

consolidated statement of cash flows	44 - 45

Notes to CONSOLIDATED Financial Statements	46 - 83

ALBERT WONG & CO., LLP
CERTIFIED PUBILC ACCOUNTANTS
139 Fulton Street, Suite 818B,
New York, NY 10038-2532
Tel : 212-226-9088
Fax: 212-437- 2193

To:	The board of directors and stockholders of
Uni Core Holdings Corporation

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Uni Core Holdings Corporation and subsidiaries as of June 30, 2013 and 2012 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013 and 2012 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uni Core Holdings Corporation as of June 30, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York	Albert Wong & Co., LLP.
October 12, 2013	Certified Public Accountants

UNI CORE HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30, 2013 AND 2012

(Stated in US Dollars)

	Notes	2013	2012
ASSETS
Current assets
Cash and cash equivalents	2(e)	$270,381	$506,647
Accounts receivable, net	2(f)	1,738,015	6,412,599
Deposits, prepayment and other receivables	3	63,910	1,821,609
Amount due from related company	5	663,812	649,767
Other loan receivables	6	97,578	105,531
Inventory	8	495,172	1,532,384
Total current assets		$3,328,868	$11,028,537
Unlisted investment	2(g)	290,274	295,587
Goodwill	4	838,735	-
Plant and equipment, net	7	3,180,926	6,653,927
Intangible assets, net	9	5,040	-

TOTAL ASSETS		$7,643,843	$17,978,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$6,471,402	$5,306,612
Accrued liabilities and other payable	10	7,370,108	2,961,858
Customers deposits		199,306	-
Advance from a shareholder	11	376,416	1,101,273
Convertible promissory notes	12	335,720	322,851
Short term loan	13	6,148,857	6,911,174
Business and other taxes payable		1,211	-
Total current liabilities		$20,903,020	$16,603,768
TOTAL LIABILITIES		$20,903,020	$16,603,768

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)

AS AT JUNE 30, 2013 AND 2012

(Stated in US Dollars)

	Notes	2013	2012
STOCKHOLDERS’ EQUITY

Preferred stock at $0.001 par value, 5,000,000 (2012: 5,000,000) shares authorized, Nil (2012: Nil) shares issued and outstanding.		-	-

Common stock at $0.001 par value, 10,000,000,000 (2012: 2,000,000,000) shares authorized, 9,022,607,614 (2012: 1,514,035,427) shares issued and outstanding at June 30, 2013;	15	$9,022,608	$1,514,036
Additional paid-in capital	15	52,462,019	58,822,870
Accumulated deficit		(75,281,821)	(61,228,904)
Non-control interest		(720,304)	-
Accumulated other comprehensive income	2(t),15	1,258,321	2,266,281

		$(13,259,177)	$1,374,283

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$7,643,843	$17,978,051

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Stated in US Dollars)

	Notes	2013	2012

Net revenues	2(m)	$6,723,660	$22,990,061
Cost of net revenues		(6,613,338)	(21,264,457)

Gross profit		$110,332	$1,725,604
Selling, general and administrative expenses		(1,923,193)	(6,983,061)

Loss from operations		$(1,812,871)	$(5,257,457)
Interest income		918	37,943
Interest expense		(589,626)	(749,426)
Other expenses		(195,212)	(287,934)
Bad debts written off	3(d)	(744,749)	-
		$(3,341,540)	$(6,256,874)
Unusual items
Loss on disposal of subsidiaries	18	(10,711,377)	(758,900)
Impairment on Goodwill	4	-	(8,933,970)
Provision for impairment on intangible assets	9	-	(1,202,685)
Loss before income taxes and minority interests		$(14,052,917)	$(17,152,429)
Income taxes	14	(-)	(-)
Net loss before minority interests		$(14,052,917)	$(17,152,429
Non-control interest		(-)	(-)

Net loss		$(14,052,917)	$(17,152,429)

Net loss per share:
-Basic and diluted		$(0.0022)	$(0.0219)

Weighted average no. of common stock
-Basic and diluted		6,475,109,030	783,066,909

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Stated in US Dollars)

			Additional	Accumulated
	No.		paid	Other
	shares	Common	In	Comprehensive	Accumulated	Non-control
	outstanding	stock	capital	Income/(loss)	deficit	interest	Total
Balance, July 1, 2011	707,406,873	707,407	57,556,806	836,514	(44,076,475)	1,406,863	16,431,115
Net (loss)/profit	-	-	-	-	(17,152,429)	-	(17,152,429)
Issuance of common stock	806,628,554	806,629	1,266,064	-	-	-	2,072,693
Dividend paid	-	-	-	-	-	(464,733)	(464,733)
Disposal of subsidiaries	-	-	-	-	-	(942,130)	(942,130)
Foreign currency translation adjustment	-	-	-	1,429,767	-	-	1,429,767
Balance, June 30, 2012	1,514,035,427	1,514,036	58,822,870	2,266,281	(61,228,904)	-	1,374,283

Balance, July 1, 2012	1,514,035,427	1,514,036	58,822,870	2,266,281	(61,228,904)	-	1,374,283
Net (loss)/profit	-	-	-	-	(14,052,917)	-	(14,052,917)
Issuance of common stock	7,508,572,187	7,508,572	(6,360,851)	-	-	-	1,147,721
Acquisition of subsidiaries	-	-	-	-	-	(720,304)	(720,304)
Foreign currency translation adjustment	-	-	-	(1,007,960)	-	-	(1,007,960)
Balance, June 30, 2013	9,022,607,614	9,022,608	52,462,019	1,258,321	(75,281,821)	(720,304)	(13,259,177)

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Stated in US Dollars)

	Note	2013	2012
Cash flows from operating activities
Net loss		$(14,052,917)	$(17,152,429)
Provision for impairment on intangible assets		-	1,202,685
Amortization of intangible assets		-	24,521
Bad debts	3(d)	1,228,671	-
Depreciation		358,089	1,004,573
Loss on disposal of fixed assets		3,243,305	2,685
Impairment of goodwill	4	-	8,933,970
Impairment of investment		-	1
Non-control interest		(720,304)	(1,431,581)

Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts receivable, net		4,739,580	(1,190,805)
Deposits, prepayment and other receivable		1,769,589	1,253,835
Inventory		1,053,965	372,901
Accounts payables		1,034,023	596,329
Accrued liabilities and other payable		4,277,783	(50,391)
Customers deposits		196,257	(20,051)
Deferred revenue		-	(407)
Business and other taxes payable		1,192	(717)

Net cash generated from/(used in) operating activities		$3,129,233	$(6,454,881)

Cash flows from investing activities
Acquisition of plant and equipment		$(39,883)	$(264,964)
Acquisition of intangible assets		(4,963)	-

Net cash used in investing activities		$(44,846)	$(264,964)

UNI CORE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Stated in US Dollars)

	2013	2012
Cash flows from financing activities
Issuance of convertible loan stock	5,800	-
Advance from a shareholder	$(737,210)	$101,035
Repayment of finance lease	-	320,940
Bank loans	(897,763)	644,082
Insurance of common stock	920,572	1,790,051

Net cash (used in)/provided by financing activities	$(708,601)	$2,856,108

Net increase/(decrease) in cash and cash equivalents	$2,375,786	$(3,863,737)
Effect of foreign currency translation on cash and cash equivalents	(2,612,052)	2,192,655

Cash and cash equivalents–beginning of year	506,647	2,177,729

Cash and cash equivalents–end of year	$270,381	$506,647

	2013	2012
Supplementary cash flow information:
Interest received	$918	$37,943
Interest expense	(589,626)	(749,426)

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

On February 27, 2012, the Company has disposed the entire investment in the China Equity Platform Holding Group Limited.

On June 30, 2013, the Company acquired 51% of Shaanxi Prosperous Agriculture Co., Limited (“SPACL”), a company incorporated in the People’s Republic of China, and its subsidiary, Xi’an Zoyo Management and Consulting Co., Limited (“XZMCCL”), a company incorporated in the People’s Republic of China, by issuing 11,000,000 shares of its common stock with a par value of US$0.001 per share to the shareholders of SPACL. The acquisition was treated as a normal acquisition since the Uni Core management team will control the new combined companies to oversight the entire operation of the whole group of companies.

The Company is engaged in providing, directly and through its subsidiaries and associated companies, business equity and financial consulting services in the People’s Republic of China (the "PRC" or "China"). The Company's fiscal year-end is June 30.

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Stated in US Dollars)

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

The consolidated financial statements include the accounts of Uni Core Holdings Corporation (the Company) and its sixteen subsidiaries and one affiliated company, constituting the group. Significant inter-company transactions have been eliminated in consolidation. The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries, and the ownership interests of minority investors are recorded as non-controlling interests.

The Company acquired the Shaanxi Prosperous Agriculture Co., Limited and its subsidiary on June 30, 2013 with a consideration of USD1,100.

The Company’s subsidiaries and affiliated companies and their principal activities as of June 30, 2013 are summarized as follows:

Name	Place of incorporation of organization	Percentage of Equity Interest Attributable to the Company	Principal Activities
Uni Core Holdings Corporation (“IL”)	British Virgin Islands	100%	Investment holding

Leader Palace International Limited (LP)	British Virgin Islands	100%	Inactive

Intermost (H.K.) Limited (“IHKL”)	Hong Kong	100%	Inactive

IMOT Information Technology (Shenzhen) Ltd. (“IITSL”)*	PRC	100%	Inactive

APT Paper Group Limited (“APTPGL”)	Cayman Islands	100%	Investment holding

Plan Star Development Limited (“PSDL”)	Hong Kong	100%	Investment holding

Jin Long Paper Products Company Limited (“JLPPCL”)	PRC	100%	Inactive and impaired

Ho Ni Long Honeycomb Paper Product (Shenzhen) Company Limited (“HNL”)	PRC	100%	Inactive and impaired

Pheng Hoon Honeycomb Paper Products Pte. Limited (“PHHP”)	Singapore	12.67%	Paper or paper product wholesale

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)	Principles of Consolidation (continued)

Name	Place of incorporation of organization	Percentage of Equity Interest Attributable to the Company	Principal Activities
APT Investment Limited	British Virgin Islands	100%	Investment holding

ShenZhen Jin Li Honeycomb Paper Products Equipments Company Limited	PRC	100%	Inactive and impaired

APT Management Limited	British Virgin Islands	100%	Investment holding

Su Zhou Eastern Sunrise Company Limited	PRC	100%	Inactive and impaired

Ivanhoe Holdings Limited	Hong Kong	100%	Investment holding

Qing Dao Eastern Sunrise Company Limited	PRC	100%	Manufacturing and wholesale of paper product

Shaanxi Prosperous Agriculture Company Limited (“SPACL”)	PRC	51%	Production of agricultural products

Xi’an Zoyo Management and Consulting Company Limited (“XZMCCL”)	PRC	40.80%	Management consultantcy.

* IITSL is wholly foreign owned enterprise established in the PRC to be operated until 2018.

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(c)	Use of estimates

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

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

The Company did not have any stock options outstanding during the year ended June 30, 2013 (2012: Nil). Accordingly, no pro forma financial disclosure is provided herein.

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(o)	Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

(p)	Advertising

The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $nil and $nil for the years ended June 30, 2013 and 2012 respectively.

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

In respect of the Company’s subsidiaries domiciled and operated in China, Taiwan and Hong Kong, the taxation of these entities can be summarized as follows:

The subsidiaries incorporated in PRC are subject to the corporation income tax rate of 25% for 2013 and 2012.

The subsidiary incorporated in BVI while operated in Taiwan will be considered a non-resident for tax purposes to the profit-seeking enterprise income tax which is from 0% to 25%. However, it will be subject to profit-seeking enterprise income tax only for its income derived from Taiwan sources.

The subsidiaries are subject to Hong Kong profits tax rate of 16.5% (2012: 16.5%).

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

	June 30, 2013	June 30, 2012
Year end HKD : US$ exchange rate	7.7565	7.7573
Average yearly HKD : US$ exchange rate	7.756	7.7738

	June 30, 2013	June 30, 2012
Year end RMB : US$ exchange rate	6.1807	6.3143
Average yearly RMB : US$ exchange rate	6.2767	6.3519

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

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-05, Statement of Cash Flows (Topic 230). This ASU addresses how cash receipts arising from the sale of certain donated financial assets, such as securities, should be classified in the statement of cash flows of not-for-profit entities (NFPs). Some NFPs classify those cash receipts as investing cash inflows, while other entities classify them as either operating cash inflows or financing cash inflows, consistent with their treatment of inflows arising from cash contributions. The objective of this Update is for an NFP to classify cash receipts from the sale of donated financial assets consistently with cash donations received in the statement of cash flows if those cash receipts were from the sale of donated financial assets that upon receipt were directed without the NFP imposing any limitations for sale and were converted nearly immediately into cash. The amendments in the ASU are effective prospectively for fiscal years, and interim fiscal periods within those years, beginning after June 15, 2013. Retrospective application to all periods presented upon the date of adoption is permitted. Early adoption from the beginning of the fiscal year of adoption is permitted.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. This ASU addresses the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). For public and nonpublic entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-07, Entertainment—Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs. This ASU eliminates the rebuttable presumption that the conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The amendments also eliminate the requirement that an entity incorporate into fair value measurements used in the impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by market participants at the measurement date. or SEC filers, the amendments are effective for impairment assessments performed on or after December 15, 2012. For all other entities, the amendments are effective for impairment assessments performed on or after December 15, 2013. The amendments resulting from this ASU should be applied prospectively. Earlier application is permitted, including for impairment assessments performed as of a date before October 24, 2012, if, for SEC filers, the entity’s financial statements for the most recent annual or interim period have not yet been issued or, for all other entities, have not yet been made available for issuance.

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

●	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

●	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04,Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose"the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted.

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.

In April 2013, FASB Accounting Standards Update 2013-06, Not-for-Profit Entities (Topic 958) - Services Received from Personnel of an Affiliate. This ASU specifies the guidance that not-for-profit entities apply for recognizing and measuring services received from personnel of an affiliate. More specifically, the amendments in this ASU apply to not-for-profit entities, including not-for-profit, business-oriented health care entities that receive services from personnel of an affiliate that directly benefit the recipient not-for-profit entity and for which the affiliate does not charge the recipient not-for-profit entity. The amendments in this ASU require a recipient not-for-profit entity to recognize all services received from personnel of an affiliate that directly benefit the recipient not-for-profit entity. Those services should be measured at the cost recognized by the affiliate for the personnel providing those services. However, if measuring a service received from personnel of an affiliate at cost will significantly overstate or understate the value of the service received, the recipient not-for-profit entity may elect to recognize that service received at either: (a) the cost recognized by the affiliate for the personnel providing that service or; (b) the fair value of that service. The amendments in this ASU are effective prospectively for fiscal years beginning after June 15, 2014, and interim and annual periods thereafter. A recipient not-for-profit entity may apply the amendments using a modified retrospective approach under which all prior periods presented upon the date should be adjusted, but no adjustment should be made to the beginning balance of net assets of the earliest period presented. Early adoption is permitted.

In April 2013, FASB Accounting Standards Update 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Liquidation is the process by which a company converts its assets to cash or other assets and settles its obligations with creditors in anticipation of ceasing all of its activities. An organization in liquidation must prepare its financial statements using a basis of accounting that communicates information to users of those financial statements to enable those users to develop expectations about how much the organization will have available for distribution to investors after disposing of its assets and settling its obligations. The ASU requires organization to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.” Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization’s governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization’s governing documents. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company’s resources and obligations in liquidation, including the following:

●	The organization’s assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks).
●	The organization’s liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities.
●	Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs.

This ASU is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted.

In June 2013, FASB Accounting Standards Update 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. This ASU sets forth a new approach for determining whether a public or private company is an investment company. The ASU also clarifies the characteristics and sets measurement and disclosure requirements for an investment company. The ASU is effective for fiscal years beginning after December 15, 2013. Early adoption is not allowed.

This guidance is a result of the efforts of the FASB and the IASB to develop a consistent approach for determining whether a company is an investment company, for which fair value of investments is the most relevant measurement for the company’s financial statement users. The ASU affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP.

Under the ASU, a company regulated under the Investment Company Act of 1940 is considered an investment company for accounting purposes. All other companies must assess whether they have the following characteristics to be considered an investment company:

(a) The company obtains funds from investor(s) and provides the investor(s) with investment management services;

(b) The company commits to its investor(s) that its business purpose and only substantive activities are investing the funds for returns solely from capital appreciation, investment income, or both;

(c) The company or its affiliates do not obtain or have the objective of obtaining returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests or that are other than capital appreciation or investment income;

(d) The company has multiple investments;

(e) The company has multiple investors;

(f) The company has investors that are not related to the parent or investment manager;

(g) The company’s ownership interests are in the form of equity or partnership interests; and

(h) The company manages substantially all of its investments on a fair value basis.

To be considered an investment company, a company must have all the fundamental characteristics of (a) through (c) above. Typically, an investment company also has characteristics (d) through (h). However, if a company does not possess one or more of the typical characteristics, it must apply judgment and determine, considering all facts and circumstances, how its activities continue to be consistent (or are not consistent) with those of an investment company.

An investment company also will be required to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. In addition, an investment company will be required to make the following additional disclosures: (a) the fact that the company is an investment company and is applying specialized guidance; (b) information about changes, if any, in a company’s status as an investment company; and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees.

In July 2013, The FASB has published Accounting Standards Update 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04. This ASU defers indefinitely certain disclosures about investments held by nonpublic employee benefit plans in their plan sponsors’ own nonpublic equity securities. The ASU was approved by the FASB on June 12, 2013. ASU No. 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04, applies to disclosures of certain quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for investments held by certain employee benefit plans.

In July 2013, The FASB has issued Accounting Standards Update (ASU) No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges.

Before the amendments in this ASU, only UST and, for practical reasons, the LIBOR swap rate, were considered benchmark interest rates. Including the Fed Funds Effective Swap Rate (OIS) as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance.

The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

In July 2013, The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).

U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Stated in US Dollars)

3.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables are summarized as follow:

	2013	2012
Rental and utilities deposits	$162	$9,724
Advance to employees (b)	42,395	114,339
Prepaid expenses	-	28,908
Deposit for acquisition (c)	-	793,741
Other receivables (a)		73,082
Deposit for legal services	21,353	38,092
Advanced to third party (d)	-	756,283
Exchange difference	-	7,440

	$63,910	$1,821,609

(a)	Other receivables are the amount that will be collected from an associated company, Golden Anke Technology, Ltd. It is unsecured, non-interest bearing, and, due and payable on demand.

(b)	Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the rollforward of the activity in the advances to employees:.

(c)	On December 21, 2009, Uni Core Holdings Corporation (UCHC) entered into Investment Cooperation Agreement (Agreement) with the shareholders of Shaanxi Prosperous Agriculture Company Limited (Prosperous Agriculture) to acquire 51% equity of Prosperous Agriculture by two phrases and exchanged in total 11 millions of UCHC shares. This transaction is not closed yet and may be subject to further negotiation.

(d)	Deposit of US$753,735 (RMB5,000,000) for the set-up of Avana Insurance Agency in PRC.

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Stated in US Dollars)

4.	GOODWILL

Pursuant to the Stock Exchange Agreement between the Company and China Equity Platform Holding Group Limited (CEPHGL), the Company has transferred the subsidiary companies, CECITL, CECICSL, IFACL & CECTSL and investments in PRC companies, SIHTPREC & PREC to CEPHGL in exchanging 60% of shareholdings in CEPHGL during the fiscal year end of June 30, 2010. The calculation of goodwill is list as below:

	RMB	USD
100% common stock of CECITL	(13,920,093)	$(2,038,021)
100% common stock of CECICSL	2,083,043	304,975
90% common stock of IFACL	(131,979)	(19,323)
100% common stock of CECTSL	15,142,471	2,216,988
10% common stock of SIHTPREC	1,941,372	284,234
14% common stock of PREC	8,649,826	1,266,409
51% common stock of SPACL	5,183,968	838,735

Aggregate value	18,948,608	$2,853,997

60% common stock of CEPHGLL	(10,354,200)	(1,515,944)

Goodwill balance at June 30, 2009	8,594,408	$1,338,053

Goodwill of $1,338,053 represented the excess of the purchase price over the fair value of the net tangible asset acquired through the transaction of spin-off of the above-listed subsidiaries.

	RMB	USD
Goodwill acquired in CEPHGLL transaction during June 30, 2009	3,410,440	$499,318
Foreign currency translation adjustment	-	-
Impairment for the year ended June 30, 2009	-	-
Elimination: Gain on spin-off subsidiaries	(3,410,440)	(499,318)

Consolidated Balance at June 30, 2009	-	$-

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Stated in US Dollars)

4.	GOODWILL (continued)

According to SAB No. 30 (Topic 5E) and SAB No, 81 (Topic 5U), the gain on spin-off subsidiaries are eliminated in the Company’s consolidated financial statements to reverse the immediate gain recognition on the spin-off subsidiaries transaction.

Pursuant to the acquisition agreement completed on June 30, 2013 with Shaanxi Prosperous Agriculture Company Limited, the company issued 11,000,000 common stocks at market price at approximate $0.0001 per share as of June 30, 2013. The transaction was shown as below:

	RMB	USD
Cost of acquisition	$6,799	$1,100
Net deficit of Shaanxi Prosperous Agriculture Company Limited	9,895,452	1,601,024
Non-controlling interest	(4,718,283)	(763,389)
	$5,183,968	$838,735

Goodwill balance at June 30, 2013	$5,183,968	838,735

	RMB	USD
Cost of acquisition	195,309,400	$28,600,000
Net equity of APT Paper Group Limited	(43,867,573)	(6,422,308)

	151,441,827	$22,177,692

Impairment on Goodwill	(151,441,827)	(22,177,692)
Exchange differences

Goodwill balance at June 30, 2012	0	$0

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Stated in US Dollars)

5.	AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties, it was unsecured, interest free and repayable on demand, it comprises the followings:

	2012	2011
First Federal Holdings Limited	$663,812	$634,768
Exchange currency difference	-	14,999

	$663,812	$649,767

6.	OTHER LOAN RECEIVABLES

The Company made a loan to an un-related third party of US$250,000 and US$350,000 on November 28, 2005 and December 12, 2005, respectively with interest rate at 12% p.a. and due and payable on September 28, 2006 and September 12, 2006 respectively. The Company had written off US$502,422 from advanced to third party. The US$97,578 (2012: US$105,531) balances of the loans are still outstanding and the Company is continuously charging the loan interest accordingly.

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Stated in US Dollars)

7.	PLANT AND EQUIPMENT, NET

Plant and equipment comprise the followings:

	2013	2012
At cost
Buildings	$3,255,123	$4,890,709
Machinery and equipment	2,856,216	8,111,412
Motor vehicles	75,798	273,068
Leasehold improvement	-	108,019
Furniture and office equipment	172,717	395,190

	$6,359,854	$13,778,398
Less: Accumulated depreciation	(3,178,928)	(7,124,471)

	$3,180,926	$6,653,927

Depreciation expenses were $358,089 and $1,004,573 for the years ended June 30, 2013 and 2012 respectively.

8.	INVENTORIES

Inventories comprise the followings:

	2013	2012

Finished goods	$220,626	$1,012,348
Work in process	135,199	158,863
Raw materials and low value consumables	139,347	404,100
	$495,172	$1,575,311
Provision for obsolete stock	-	(42,927)
Net inventory	$495,172	$1,532,384

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Stated in US Dollars)

9.	INTANGIBLES, NET

As of June 30, 2012, a provision of impairment is provided for the entire intangible asset owing to continuously loss of the APT Paper Group Limited which rendered the intangible asset to be valueless. Details of intangibles are as follows:

	2013	2012

Land use rights, at cost	$1,200,877	$1,200,877
Patents and trademark, at cost	58,552	53,512
Exchange difference	52,694	52,694

	$1,312,123	$1,307,083
Less: accumulated amortization	(97,236)	(97,236)
Intangibles after amortization	$1,214,887	$1,209,847
Less: provision for impairment	(1,209,847)	(1,209,847)
Total intangibles, net	$5,040	$0

Amortization expense included in the general and administrative expenses for the years ended 2013 and 2012 were $24,521and $23,906 respectively.

10.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables are summarized as follows:

	2013	2012
Wages and bonus	$132,429	$4,942
Consultancy fees	40,081	25,695
Accrual	36,476	826,556
Other payables to unrelated parties	-	697,531
Audit and review fees	114,515	25,000
Deposit from customers	6,803,665	1,134,292
Loan from shareholder	242,942	247,842

	$7,370,108	$2,961,858

11.         ADVANCE FROM A SHAREHOLDER

Advance from a shareholder, Pai, Chia-Hui, also known as Fred C.H. Peck, the shareholder of the group, who provided urgent funds for subsidiaries’ operation. The amount is unsecured, interest free and repayable on demand.

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Stated in US Dollars)

12.	CONVERTIBLE PROMISSORY NOTES

The convertible promissory notes are convertible within six months with interest accrued in accordance to the discount rate of the market price of the stock. There was no embedded feature carried with the convertible note. Details of the convertible note are as follows:

As of June 30, 2012

Note providers	Note Principal	Interest rate	Interest accrued	Converted amount	Outstanding amount

Ash Enterprises, Inc.	319,500	12%	8,780	228,280	100,000
Magna Group, LLC	275,000	12%	1,050	196,050	80,000
Tonaquint, Inc.	631,000	18%	6,775	494,924	142,851
TOTAL	1,225,500		16,605	919,254	322,851

 As of June 30, 2013

Note providers	Note Principal	Interest rate	Interest accrued	Converted amount	Outstanding amount

Ash Enterprises, Inc.	423,000	12%	8,780	233,480	198,300
Magna Group, LLC	345,000	12%	1,251	276,511	69,740
Tonaquint, Inc.	631,000	18%	26,497	589,817	67,680
TOTAL	1,399,000		36,528	1,099,808	335,720

13.	SHORT TERM LOAN

Details of short term loans are as follows:

	Due date	Interest rate	June 30, 2012
Bank Of Communications (Shenzhen Branch)	Feb 11, 2013	**Prime +10%	197,963
Haier Financial Limited Company	Dec 9, 2012	**Prime +40%	2,595,573
China Development Bank *	Apr 13, 2013	**Prime +10%	3,831,042
Exchange currency difference			286,596

			6,911,174

	Due date	Interest rate	June 30, 2013
Bank Of Communications (Shenzhen Branch)	Feb 11, 2014	**Prime +10%	456,405
Haier Financial Limited Company	Dec 9, 2013	**Prime +40%	725,377
China Mensheng Bank *	Apr 13, 2014	**Prime +10%	4,853,819
Exchange currency difference			113,256

			6,148,857

* The loan was secured by the Company assets:

Land use rights	$1,200,877
Buildings	$3,112,037

** Prime rate is the periodical interest rate published by The People’s Bank of China.

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

The reconciliation of the United States federal income tax rate to the effective income tax rate based on loss before income taxes stated in the consolidated statements of operations is as follows:

Deferred taxation consisted of:

	2013	2012

Net operating loss carry forwards	$19,852,649	$16,464,717
Valuation allowance	(19,852,649))	(16,464,717)

Deferred tax assets, net	$-	$-

The change in valuation allowance from June 30, 2012 to June 30, 2013 is primarily related to the tax effects of the increase in the net operating loss in the current fiscal year. The Company has net operating loss carry forwards totaling approximately $75 million as of June 30 2013 (2012: $59 million), primarily relating to operations in the PRC and Taiwan. A valuation allowance has been established for the full amount of the deferred tax benefit related to those loss carry forwards and other deferred tax assets as management believes that their realization is uncertain. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2009, 2010 and 2011 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company’s 2006/2007, 2007/2008, 2008/2009, 2009/2010, 2010/2011, 2011/2012 and 2012/2013 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination. The Company’s 2009, 2010, 2011 and 2012 China Corporate Income Tax are subject to China State Administration of Taxation examination.

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Stated in US Dollars)

15.	STOCKHOLDERS’ EQUITY

Year ended June 30, 2013

From July 2012 to June, 2013, Asher Enterprises, Inc. has exercised conversion right of US$5,200 convertible promissory note to 74,285,714 share of ordinary common stock; Magna Group, LLC has exercised conversion right of US$80,461 convertible promissory note to 1,017,953,143 share of ordinary common stock; Tonaquint Inc. has exercised conversion right of US$177,060 convertible promissory note to 2,253,000,000 share of ordinary common stock. During January to June, 2012, the total fund raised from the conversion promissory note was $262,721. Total common stock issued was 3,345,238,857.

From August, 2012 to February, 2013, the Company has issued 533,333,333 share of ordinary common stock with market value of $110,000 to compensate Wise Alliance Management Ltd. for consultancy services and disposition of collateral under secured convertible promissory note signed on 2012.

From July, 2012 to March, 2013, the Company has issued 2,563,333,333 share of ordinary common stock with market value of $675,000 to settle various loans due to Global Golden Group Investment Co. Ltd.

On February 8, 2013, the Company has issued 800,000,000 share of ordinary common stock with market value of $40,000 to settle a loan due to FG Management Co. Ltd. which was no longer a related party of the Company from July 2012 onwards.

On September 17, 2012, the Company has issued 266,666,664 share of ordinary common stock with market value of $80,000 to its officers as stock compensation. Details are as below:

Number of shares

Fred Peck	66,666,666
James Wu	66,666,666
Shinihara Hiroshi	66,666,666
Thomas Lee	66,666,666

TOTAL	266,666,664

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Stated in US Dollars)

15.	STOCKHOLDERS’ EQUITY (Continue)

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

*Note: FG Management Co. Ltd. was considered as a related party of the Company.

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Stated in US Dollars)

15.	STOCKHOLDERS’ EQUITY (Continue)

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

Operating Leases - The Company has operating lease agreements for office premises, which expiring through Dec 2012. Future minimum rental payments under agreements classified as operating leases with non-cancelable terms for the next one year and thereafter are as follows:

June 30,
2014	$-
2015 and thereafter	-

$-

Rental expense paid for the years ended June 30, 2013 and 2012 were $1,054,782 and $1,054,782 respectively.

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Stated in US Dollars)

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

18.	IMPAIRMENT OF INVESTMENT IN ASSOCIATED AND SUBSIDIARY COMPANIES

On February 17, 2012, the entire investment in China Equity Platform Holding Group Limited was disposed for approximated US$1,600,128 (RMB 10,000,000). PREC was included in this disposal transaction.

During the fiscal year ended June 30, 2013, the company impaired the investment in APT paper group limited including the Su Zhou Eastern Sunrise Company Limited, ShenZhen Jin Li Honeycomb Paper Products Equipments Company Limited, Jin Long Paper Products Company Limited and Ho Ni Long Honeycomb Paper Product (Shenzhen) Company Limited. The total loss on the impairment disposal of these four subsidiaries was $10,711,377.

UNI CORE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Stated in US Dollars)

19.	GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $14,052,917 for the year ended June 30, 2013 and has an accumulated deficit of $75,281,821 as of June 30, 2013. The Company also continues to experience negative cash flows from operations. The Company will be required to raise additional capital to fund its operations, and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to strengthen its core business, control its overall expenditures, improve the efficiency of its operations and continue its efforts to expand by acquiring other business opportunities.

20.	SUBSEQUENT EVENT

The audit procedure of the investment cooperation agreement with the shareholders of Shaanxi Prosperous Agriculture Company Limited to acquire 51% equity of Shaanxi Prosperous Agriculture Company Limited has finished on June 30, 2013. On July 10, 2013, the Company announced the completion and filed Form 8K to SEC on July 18, 2013.

On July 21, 2013, the Company sold the Qingdao Eastern Sunrise Company Limited to an investor at $1,544,360 (RMB 9,500,000). The first installment US$406,410 (RMB 2,500,000) was received on September 30, 2013.

The Company has evaluated all other subsequent events through October 11, 2013 the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements except the above- mentioned matters.

Item 15. Exhibits and Financial Statement Schedules (II)

The following audited financial statements are filed as part of this annual report:

PAGE

STATEMENTS OF ASSETS, LIABILITIES AND EQUITY	81 - 82

STATEMENTS OF operations	83

Statement of cash flows	84

SHAANXI PROSPEROUS AGRICULTURE COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30, 2013

(Stated in US Dollars)

ASSETS
Current assets
Cash and cash equivalents	$10,654
Accounts receivable, net	32,197
Deposits, prepayment and other receivables	669,323
Inventory	8,312

Total current assets	$720,486

Plant and equipment, net	28,884
Intangible assets, net	5,040

TOTAL ASSETS	$754,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$140,708
Accrued liabilities and other payable	1,971,123
Customers deposits	199,306
Business and other taxes payable	1,211

Total current liabilities	$2,312,348

TOTAL LIABILITIES	$2,312,348

SHAANXI PROSPEROUS AGRICULTURE COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30, 2013

(Stated in US Dollars)

STOCKHOLDERS’ EQUITY

Registered capital	$485,382
Additional paid-in capital	-
Accumulated deficit	(2,086,406)
Non-control interest	43,086

$(1,557,938)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$754,410

SHAANXI PROSPEROUS AGRICULTURE COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

FOR THE PERIOD FROM JANUARY 1 TO JUNE 30, 2013

(Stated in US Dollars)

Net revenues	$33,440
Cost of net revenues	(1,873)

Gross profits	$31,567
Selling, general and administrative expenses	(279,796)

Loss from operations	$(248,229)
Interest income	40

Loss before income taxes	$(248,189)
Income taxes	-

Net loss	$(248,189)

Net loss per share:
-Basic and diluted	$(0.0827)

Weighted average no. of common stock -Basic and diluted	3,000,000

SHAANXI PROSPEROUS AGRICULTURE COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 1 TO JUNE 30, 2013

(Stated in US Dollars)

Cash flows from operating activities
Net loss	$(248,189)
Amortization of intangible assets	470
Depreciation	6,972

Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts receivable, net	16,883
Deposits, prepayment and other receivable	(26,106)
Inventory	74,849
Accounts payables	(33,080)
Accrued liabilities and other payable	125,866

Net cash used in operating activities	$(82,335)

Net cash provided by investing activities	$-

Cash flows from financing activities

Net decrease in cash and cash equivalents	$(82,335)
Effect of foreign currency translation on cash and cash equivalents	-
Cash and cash equivalents–beginning of year	92,989
Cash and cash equivalents–end of period	$10,654

Supplementary cash flow information:
Interest received	$40
Interest expense	-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI CORE HOLDINGS CORPORATION

By:	/s/ Peng I-Hsiu
Peng I-Hsiu
Chief Executive Officer

By:	/s/ Liu Yi-Sun
Liu Yi-Sun
Chief Financial Officer

Dated: October 12, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date: October 12, 2013

/s/ Fred Peck	Director
Fred Peck

/s/ Peng I-Hsiu	Chief Executive Officer
Peng I-Hsiu

/s/Hiroshi Shinohara	Director
Hiroshi Shinohara

