Form 10-Q
period 2013-09-30
UNI CORE HOLDINGS CORP
filed 2013-11-13
CIK 1088312

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2013

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
Non-accelerated filer                                           ☐                                                      Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,522,607,614 shares of common stock as of November 8, 2013.

TABLE OF CONTENTS

PART I.  Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance sheets (Unaudited) as of September 30, 2013 and June 30, 2013	2
	Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2013 and September 30, 2012	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2013 and September 30, 2012	5
	Notes to Condensed Consolidated Financial Statements for the three months ended September 30, 2013 and September 30, 2012	6
		16
Item 2.	Management’s Discussion and Analysis or Plan of Operation	27
Item 3.	Quantitative and Qualitative Disclosures about market risk	27
Item 4.	Controls and Procedures

PART II.  Other Information

Item 1.	Legal Proceedings	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
	Signatures	29

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept 30, 2013	June 30, 2013
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$190,455	$270,381
Accounts receivable, net	1,562,708	1,738,015
Deposits, prepayment and other receivables	78,525	63,910
Amount due from related company	667,788	663,812
Other loan receivables	95,478	97,578
Inventory	468,295	495,172

Total current assets	$3,063,249	$3,328,868
Unlisted investment	292,013	290,274
Investment in associated companies	-	-
Goodwill	843,758	838,735
Plant and equipment, net	3,172,578	3,180,926
Intangible assets, net	4,834	5,040

TOTAL ASSETS	$7,376,432	$7,643,843

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,556,597	$6,471,402
Accrued liabilities and other payable	7,130,711	7,370,108
Customers deposits	188,495	199,306
Advance from a shareholder	361,092	376,416
Convertible promissory notes	335,719	335,720
Short term loan	6,325,559	6,148,857
Business and other taxes payable	577	1,211

Total current liabilities	$20,898,750	$20,903,020

TOTAL LIABILITIES	$20,898,750	$20,903,020
See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	Sept 30, 2013	June 30, 2013
	USD	USD
STOCKHOLDERS’ EQUITY
Preferred stock at $0.001 par value, 5,000,000 shares authorized, Nil (June 30, 2012:Nil) shares issued and outstanding	-	-

Common stock at $0.001 par value, 10,000,000,000 shares authorized, 9,522,607,614 (June30, 2013: 9,022,607,614) shares issued and outstanding	9,522,608	9,022,608
Additional paid-in capital	51,987,019	52,462,019
Accumulated deficit	(75,030,993)	(75,281,821)
Non-control interest	(777,995)	(720,304)
Accumulated other comprehensive loss	777,043	1,258,321

	$(13,522,318)	$(13,259,177)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,376,432	$7,643,843
See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended Sept 30,
	2013	2012
	USD	USD
Net revenue	1,504,850	4,905,352
Cost of revenues	(1,472,235)	(4,507,657)
Gross profit	32,615	397,695
Costs and expenses:
Selling, general and administrative expenses	(415,132)	(1,089,073)
Impairment of goodwill	0	0
Exchange differences	(681)	(27,669)
Amortization of intangible assets	0	0
Total costs and expenses	(415,813)	(1,116,742)

Loss from operations	(383,198)	(719,047)
Interest income	4	(16,354)
Interest expenses	(156,182)	(161,135)
Bad debts recovery
Other income (loss), net	795,888	(119,706)
Profit /(Loss) before income taxes, minority interests
and equity in earnings of associated companies	256,512	(1,016,242)
Income taxes	0	0
Loss before minority interests and equity in
earnings of associated companies	256,512	(1,016,242)
Minority interests	(5,684)

Net profit / (loss)	250,828	(1,016,242)

Net loss per common share-basic and diluted	0.00002	(0.0002)
Weighted average number of common shares
outstanding-basic and diluted	9,321,520,657	4,823,443,379

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended Sept 30,
	2013	2012
	USD	USD
Cash flows from operating activites
Net profit /(loss)	250,828	(1,016,242)
Amortization of intangible assets
Depreciation		211,267
Loss on disposal of fixed assets		2,696
Non-control interests	(53,377)
Adjustments to reconcile net loss to net cash
provided by operating activities:-
Accounts receivables	185,070	1,200,111
Inventories	29,739	108,940
Deposits, prepayments and other receivables	(14,183)	108,112
Accounts payable	46,271	(24,535)
Accrued liabilities	(282,552)	110,309
Cutomer deposits	(11,962)
Business taxes and government surcharges payable	(639)
Net cash generated from/(used in) operating activities	149,195	700,658
Cash flows from investing activities
Acquisition of intangible assets	(4,817)
Net cash used in investing activities	(4,817)
Cash flows from financing activities
Advances from related parties	0	0
Bank loan	139,385	(575,600)
Advance from director	(17,517)	(763,136)
Convertible loan stock	0	141,612
Net cash generated from/(used in) financing activities	121,868	(1,197,124)

Cash and cash equivalents
Net increase (decrease)	266,246	(496,466)
Accumulated other comprehensive loss	(346,172)	421,863
Balance at beginning of period	270,381	506,647
Balance at end of period	190,455	432,044

Supplemental cash flow information:
Interest received	4	(16,354)
Interest expenses	(156,182)	(161,135)
The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED SEP 30, 2013 AND 2012

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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2013, the results of operations for the THREE MONTHS ended September 30, 2013 and 2012, and the cash flows for the THREE MONTHS ended September 30, 2013 and 2012. The balance sheet as of June 30, 2013 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, as filed with the Securities and Exchange Commission.

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

The results of operations for the THREE MONTHS ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2013.

2.  NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the THREE MONTHS ended September 30, 2013 and 2012. Accordingly, basic and diluted earnings per share are the same for all periods presented.

3.  FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in Renminbi (“Rmb”), the currency of the People’s Republic of China (the “PRC”). The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb6.1439 to US$1.00. The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss. For further information, refer to the Note 6.

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Rmb continuously appreciated to Rmb6.1807 for US$1 at June 30, 2013. And the Rmb further appreciated to Rmb6.1439 for US$1 at this quarter ended September 30, 2013.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

For the purposes of financial statements presentation, the United States dollars equivalents of the all numbers are translated at the rate of USD$1 to Rmb6.1439.

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

The Company did not have any stock options outstanding during the period ended September 30, 2013 (2012: Nil). Accordingly, no pro forma financial disclosure is provided herein.

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

9.  SEGMENT INFORMATION

The Company adopted ASC 280 “Segment Reporting” in respect of its operating segments. The Company currently operates in two principle business segments which are: (1) Sales of paper products, undertaken by its subsidiary APT Group and subsidiary companies in PR China. (2) Agricultural products wholesale, undertaken by its subsidiary Shaanxi Prosperous Agriculture Company Limited in PR China.

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

Based on the revenue information from 2013 and 2012, the Company generated over 96% revenue from APT Group companies which is operating the sales of paper products. Moreover, the Company generated over 99% of revenue from PR China. Accordingly, the Company is not required to provide segment information on product or geographic category.

Segment information for the three months period ended September 30, 2013 is as follows:

(a)	Net revenues:

	Three Months Ended September 30, 2013
	Rmb’000	US$’000
Net revenues by major categories
Sales of paper products	8,877	1,440
Agricultural products wholesale	401	65
	9,278	1,505

All net revenues were generated in PRC.

(b)	Net Profit before equity in earnings of associated companies:

	Three Months Ended September 30, 2013
	Rmb’000	US$’000

Sales of paper products	2,218	360
Agricultural products wholesale	(334)	(54)
Corporate	(303)	(49)
	1,581	257

(c)	Assets:

	As of September 30, 2013
	Rmb’000	US$’000
Sales of paper products	34,867	5,675
Agricultural products wholesale	1,669	272
Corporate	8,784	1,429
	45,320	7,376

Substantially all of the Company's identifiable assets are located in the PRC.

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

Certain Factors Affecting Future Operating Results

The Company’s operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period. Some of these factors include:

●	the Company's ability to successfully implement its current business plans;

●	whether the Company will be able to obtain additional capital, if necessary, to support its operations;

●	whether the Company will be able to find joint venture prospects or acquisition prospects with which to enhance its business;

●	whether the Company can successfully integrate acquisitions that it makes into its business;

●	the level and rate of acceptance of the Company's products and services by consumers in China;

●	continued economic growth in China;

●	entry of new competition (including established companies from outside China and companies with substantially greater resources) into the Company's market;

●	fluctuations in the level of demand for services or products;

●	rescheduling or cancellation of orders by customers;

●	competitive pressures on selling prices;

●	rapid changes in technology, which could result in the Company's technology becoming obsolete;

●	dependence upon key employees;

●	availability and cost of computer technicians;

●	loss of any of the Company's major customers;

●	the Company's ability to introduce new products and services on a timely basis;

●	new product and service introductions by the Company's competitors;

●	fluctuations in exchange rates; and

●	adverse changes in the general economic, social or political conditions in the PRC.

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

Results of Operations - Three Months Ended September 30, 2013 and 2012

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest US$1,000.

Net Revenues

Net revenues for the three months ended September 30, 2013 were derived principally from sales of paper products of APT Paper Group Limited and agricultural products wholesale by Shaanxi Prosperous Agriculture Company Limited.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:
	3 months ended September 30
	2013	2013	2012	2012
	USD'000%		USD'000%
Sales of paper products	1,440	96%	4,905	100%
Agricultural products wholesale	65	4%
	1,505	100%	4,905	100%

Total net revenues decreased to $1,505K during the three months ended September 30, 2013, as compared to $4,905K during the three months ended September 30, 2012. The decrease in total net revenues was primarily due to the reduction of revenue and closing down of two of the Company’s subsidiary independently operated APT Paper Group Limited paper factories located in Shenzhen and Suzhou. The remaining one independently operated APT Paper Group Limited paper factory located in Qingdao continue to operate normally.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:
3 months ended September 30
2013	2013	2012	2012
USD'000%	USD'000%
Engineering/technician salaries	27	2%	18	0%
Direct materials	1,211	80%	3,652	75%
Direct labor	70	5%	288	6%
Manufacturing overhead	122	8%	410	8%
Depreciation	22	1%	138	3%
Others	20	1%	2	0%
1,472	97	%-	4,508	92	%-

The decrease in costs of revenues for the period ended September 30, 2013 compared with 2012 was due to the decrease of sales of of APT Paper Group Limited and the decrease of purchase price of raw materials. Costs of revenues consist principally of the production cost of paper products & for the periods ended September 30, 2013 and 2012. The costs of revenues for the period consist principally of direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel employee benefits and office expenses. The decrease in total cost of revenues was primarily due to the reduction of revenue cost and closing down of two of the Company’s subsidiary independently operated APT Paper Group Limited paper factories located in Shenzhen and Suzhou. The remaining one independently operated APT Paper Group Limited paper factory located in Qingdao continue to operate normally.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	3 months ended September 30
	2013	2013	2012	2012
	USD'000%		USD'000%
Sales & Marketing salaries & commissions	96	6%	99	23%
Other sales and marketing exp	64	4%	94	2%
Rentals	24	2%	281	5%
Administrative salaries	158	10%	247	5%
Consultancy Fee	2	0%	22	1%
Corporate overhead	71	5%	346	7%
	415	27%	1,089	22%

The principal components of SG&A during the three months ended September 30, 2013 were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the three months ended September 30, 2013, SG&A expense decreased by 62% to $415K, as compared to $1,089K for the three months ended September 30, 2012.

The decreased in SG&A was mainly come from closing down of two of the Company’s subsidiary independently operated APT Paper Group Limited paper factories located in Shenzhen and Suzhou.

Income Taxes

There was no income tax for both the three months ended September 30, 2013 and the three months ended September 30, 2012.

Minority Interest

Minority interests reflect the minority shareholders' proportionate interests in the net profit of the group operating losses of Shaanxi Prosperous Agriculture Company Limited. For Sale of Shaanxi Prosperous Agriculture Company Limited. We have any minority interest at 49% this year.

Net Income (Loss)

The Company had net profit of $251K during the three months ended September 30, 2013, as compared to a net loss of $1,016K during the three months ended September 30, 2012.

Liquidity and Capital Resources – September 30, 2013

At September 30, 2013, the Company had cash and cash equivalents of $190K and net current liabilities of $17,836K, as compared to $432K of cash and cash equivalents and $5,938K of net current liabilities capital at September 30, 2012. The accounts receivable was decreased by $3,638K to $1,562K in 2013 as compared to $5,200K in 2012. The main reason of such decrease was due to the decrease in sales and closure of Shenzhen & Suzhou factories. The deposits, prepayments and other receivables were decreased $1,631K to $79K in 2013 as compared to $1,710K in 2012. The decrease was mainly from the decrease of trade deposits paid to suppliers & closure of factories. The accounts payable was increased by $1,285K to $6,557K in 2013 as compared to $5,272K in 2012. The accrued liabilities and other payable were also increased by $4,065K to $7,131K in 2013 as compared to $3,066K in 2012. In the quarterly ended September 30, 2013, the Company had raised convertible loan stocks of $336K and these convertible loan stocks will be matured after six months.

Net cash generated from operating activities was $149K for the three months ended September 30, 2013, as compared to net cash generated from operating activities of $701K for the three months ended September 30, 2012.

Net cash used in investing activities was $5K and $0.4K for the three months ended September 30, 2013 and September 30, 2012 respectively, mainly consisting of an increase in additions of fixed assets.

Net cash generated from financing activities was $122K for three months ended September 30, 2013, was mainly the bank loans.  Net cash used in financing activities was 1,197K for the three months ended September 30, 2012.

The Company continues to evaluate various opportunities to improve the operating performance of the Company’s businesses and to invest in or acquire other types of businesses.

Principal Commitments

At September 30, 2013, the Company has operating lease agreements for office premises, which are expiring in June 2035. The Company does not have any material commitments for capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at September 30, 2013.

Subsequent Event

The investment cooperation agreement with the shareholders of Shaanxi Prosperous Agriculture Company Limited to acquire 51% equity of Shaanxi Prosperous Agriculture Company Limited has finished.

From July to September, 2013, the investor did not exercise any converted right derived from loan balance $335,719 for share of ordinary common stock.

The Company has evaluated all other subsequent events through November 8, 2013 the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements except the above- mentioned matters.

RISK FACTORS

In addition to other information in this Form 10-Q, including many risks presented in our Management’s Discussion and Analysis, the following risk factors should be carefully considered in evaluating our business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control.  The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition.  As a result of the risk factors set forth below and elsewhere in this 10-Q, the risks identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

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

Our common stock is not listed on any exchange and trades in the over-the-counter (the “OTC”) market in the United States.  Additionally, one stockholder holds a majority of our stock.  As such, the market for our common stock is limited and is not regulated by the rules and regulations of any exchange in the United States or China. Further, the price of our common stock and its trading volume in the OTC market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock trades relatively thinly.  If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our common stock, in which case they may sustain significant losses or lose their entire investments  Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them.  The market price of our common stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

●	sales, sales cycle and market acceptance or rejection of our products;
●	economic conditions within our industry;
●	our failure to meet performance estimates or the performance estimates of securities analysts;
●	the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof; and
●	domestic Chinese and international economic, business and political conditions.

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

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

We had no legal proceedings outstanding as at September 30, 2013.

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

UNI CORE HOLDINGS CORPORATION

Date: November 13, 2013	By:	/s/ Peng I-Hsiu
Peng I-Hsiu
Chief Executive Officer

By:	/s/ Liu Yi-Sun
Liu Yi-Sun
Chief Financial Officer