Form 10-Q
period 2013-12-31
UNI CORE HOLDINGS CORP
filed 2014-02-13
CIK 1088312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission file number:  000-30430

Uni Core Holdings Corporation
(Exact name of registrant as specified in its charter)

Formerly known as “Intermost Corporation”

Wyoming	87-0418721
(State or other jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

Room 1207, Bank of America Tower, 12 Harcourt Road, Central, Hong Kong	000000
(Address of principal executive offices)	(Zip Code)

852-2827-6898
(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Check whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,522,607,614 shares of common stock as of Feb 7, 2013.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec 31, 2013	June 30, 2013
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$440,268	$270,381
Accounts receivable, net	2,080,464	1,738,015
Deposits, prepayment and other receivables	17,402	63,910
Amount due from related company	671,251	663,812
Other loan receivables	93,491	97,578
Inventory	450,863	495,172

Total current assets	$3,753,739	$3,328,868
Unlisted investment	293,528	290,274
Investment in associated companies	-	-
Goodwill	848,134	838,735
Plant and equipment, net	2,968,240	3,180,926
Intangible assets, net	4,621	5,040

TOTAL ASSETS	$7,868,262	$7,643,843

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,839,392	$6,471,402
Accrued liabilities and other payable	6,838,198	7,370,108
Customers deposits	189,473	199,306
Advance from a shareholder	250,491	376,416
Convertible promissory notes	335,720	335,720
Short term loan	6,666,625	6,148,857
Business and other taxes payable	331	1,211

Total current liabilities	$21,120,230	$20,903,020

TOTAL LIABILITIES	$21,120,230	$20,903,020

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec 31, 2013	June 30, 2013
	USD	USD

STOCKHOLDERS’ EQUITY

Preferred stock at $0.001 par value,
5,000,000 shares authorized,
Nil (June 30, 2012:Nil) shares issued and outstanding	-	-

Common stock at $0.001 par value,
10,000,000,000 shares authorized, 9,522,607,614 (June30, 2013: 9,022,607,614) shares issued and outstanding	9,522,608	9,022,608
Additional paid-in capital	51,987,019	52,462,019
Accumulated deficit	(76,505,163)	(75,281,821)
Non-control interest	(943,876)	(720,304)
Accumulated other comprehensive loss	2,687,444	1,258,321

	$(13,251,968)	$(13,259,177)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$7,868,262	$7,643,843

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended Dec 31,
	2013	2012
	USD	USD
Net revenue	1,628,341	1,866,413
Cost of revenues	(1,672,030)	(2,071,734)
Gross profit	(43,689)	(205,321)
Costs and expenses:
Selling, general and administrative expenses	(1,252,896)	(560,420)
Impairment of goodwill	0	0
Exchange differences	681	(411)
Amortization of intangible assets	0	0
Total costs and expenses	(1,252,215)	(560,831)

Loss from operations	(1,295,904)	(766,152)
Interest income	0	(11)
Interest expenses	(176,711)	(148,672)
Bad debts recovery
Other income (loss), net	(1,537)	(15,726)
Profit /(Loss) before income taxes, minority interests
and equity in earnings of associated companies	(1,474,152)	(930,561)
Loss on disposal of subsidaries		(4,578,185)
Income taxes	0	0
Loss before minority interests and equity in
earnings of associated companies	(1,474,152)	(5,508,746)
Minority interests	(18)

Net profit / (loss)	(1,474,170)	(5,508,746)

Net loss per common share-basic and diluted	(0.0001)	(0.0012)
Weighted average number of common shares
outstanding-basic and diluted	9,422,064,136	4,692,471,836

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six months ended Dec 31,
	2013	2012
	USD	USD
Net revenue	3,133,191	6,771,765
Cost of revenues	(3,144,265)	(6,579,391)
Gross profit	(11,074)	192.374
Costs and expenses:
Selling, general and administrative expenses	(1,668,028)	(1,649,493)
Impairment of goodwill	0	0
Exchange differences	0	(28,080)
Amortization of intangible assets	0	0
Total costs and expenses	(1,668,028)	(1,677,573)

Loss from operations	(1,679,102)	(1,485,199)
Interest income	4	(16,365)
Interest expenses	(332,893)	(309,807)
Bad debts recovery
Other income (loss), net	794,351	(135,432)
Profit /(Loss) before income taxes, minority interests
and equity in earnings of associated companies	(1,217,640)	(1,946,803)
Loss on disposal of subsidaries		(4,578,185)
Income taxes	0	0
Loss before minority interests and equity in
earnings of associated companies	(1,217,640)	(6,524,988)
Minority interests	(5,702)

Net profit / (loss)	(1,223,342)	(6,524,988)

Net loss per common share-basic and diluted	(0.0001)	(0.0014)
Weighted average number of common shares
outstanding-basic and diluted	9,422,064,136	4,692,471,836

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended Dec 31,
	2013	2012
	USD	USD
Cash flows from operating activites
Net profit /(loss)	(1,223,342)	(6,524,988)
Amortization of intangible assets
Depreciation		2,761,295
Loss on disposal of fixed assets		2,703
Non-control interests	(215,500)
Adjustments to reconcile net loss to net cash
provided by operating activities:-
Accounts receivables	(321,210)	4,145,761
Inventories	49,587	1,152,581
Deposits, prepayments and other receivables	46,967	1,289,055
Accounts payable	293,854	(3,850,860)
Accrued liabilities	(611,158)	(48,476)
Cutomer deposits	(12,001)
Business taxes and government surcharges payable	(888)
Net cash generated from/(used in) operating activities	(1,993,691)	(1,072,929)
Cash flows from investing activities
Acquisition of intangible assets	(4,596)
Net cash used in investing activities	(4,596)
Cash flows from financing activities
Advances from related parties	0	0
Bank loan	446,410	(1,685,722)
Advance from director	(129,435)	(765,065)
Convertible loan stock	(3,742)	45,476
Net proceeds from issuance of common stock	2,531,334	934,798

Net cash generated from/(used in) financing activities	2,844,567	(1,470,513)

Cash and cash equivalents
Net increase (decrease)	846,280	(2,543,442)
Accumulated other comprehensive loss	(676,393)	2,225,659
Balance at beginning of period	270,381	506,647
Balance at end of period	440,268	188,864

Supplemental cash flow information:
Interest received	4	16,355
Interest expenses	(332,893)	(309,807)

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SIX MONTHS ENDED DEC 31, 2013 AND 2012

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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2013, the results of operations for the SIX MONTHS ended December 31, 2013 and 2012, and the cash flows for the SIX MONTHS ended December 31, 2013 and 2012. The balance sheet as of June 30, 2013 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

The results of operations for the SIX MONTHS ended December 31, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2013.

2.  NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the SIX MONTHS ended December 31, 2013 and 2012. Accordingly, basic and diluted earnings per share are the same for all periods presented.

3.  FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in Renminbi (“Rmb”), the currency of the People’s Republic of China (the “PRC”). The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb6.1122 to US$1.00. The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss. For further information, refer to the Note 6.

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Rmb continuously appreciated to Rmb6.1807 for US$1 at June 30, 2013. And the Rmb further appreciated to Rmb6.1122 for US$1 at this quarter ended December 31, 2013.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

For the purposes of financial statements presentation, the United States dollars equivalents of the all numbers are translated at the rate of USD$1 to Rmb6.1122.

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

The Company did not have any stock options outstanding during the period ended December 31, 2013 (2012: Nil). Accordingly, no pro forma financial disclosure is provided herein.

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

Segment information for the six months period ended December 31, 2013 is as follows:

(a)  Net revenues:

	Six Months Ended December 31, 2013
Net revenues by major categories	Rmb’000	US$’000
Sales of paper products	18,854	3,068
Agricultural products wholesale	401	65
	19,255	3,133

All net revenues were generated in PRC.

(b)  Net Loss before equity in earnings of associated companies:

	Six Months Ended December 31, 2013
	Rmb’000	US$’000

Sales of paper products	(727)	(118)
Agricultural products wholesale	(912)	(148)
Corporate	(5,844)	(952)
	(7,483)	(1,218)

(c)   Assets:

	As of December 31, 2013
	Rmb’000	US$’000
Sales of paper products	35,953	5,882
Agricultural products wholesale	1,074	176
Corporate	11,065	1,810
	48,092	7,868

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

Results of Operations - Three Months Ended December 31, 2013 and 2012

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest US$1,000.

Net Revenues

Net revenues for the three months ended December 31, 2013 were derived principally from sales of paper products of APT Paper Group Limited and agricultural products wholesale by Shaanxi Prosperous Agriculture Company Limited.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	3 months ended December 31
	2013	2013	2012	2012
	USD'000%		USD'000%
Sales of paper products	1,563	96%	1,866	100%
Agricultural products wholesale	65	4%
	1,628	100%	1,866	100%

Total net revenues decreased to $1,628K during the three months ended December 31, 2013, as compared to $1,866K during the three months ended December 31, 2012. The decrease in total net revenues was primarily due to the reduction of revenue and closing down of two of the Company’s subsidiary independently operated APT Paper Group Limited paper factories located in Shenzhen and Suzhou. The remaining one independently operated APT Paper Group Limited paper factory located in Qingdao continue to operate normally.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	3 months ended December 31
	2013	2013	2012	2012
	USD'000%		USD'000%
Engineering/technician salaries	54	3%	6	0%
Direct materials	1,342	82%	1,689	91%
Direct labor	70	4%	135	7%
Manufacturing overhead	122	7%	180	10%
Depreciation	44	3%	60	3%
Others	40	3%	2	0%
	1,672	102%	2,072	111%

The decrease in costs of revenues for the period ended December 31, 2013 compared with 2012 was due to the decrease of sales of of APT Paper Group Limited and the decrease of purchase price of raw materials. Costs of revenues consist principally of the production cost of paper products & for the periods ended December 31, 2013 and 2012. The costs of revenues for the period consist principally of direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel employee benefits and office expenses. The decrease in total cost of revenues was primarily due to the reduction of revenue cost and closing down of two of the Company’s subsidiary independently operated APT Paper Group Limited paper factories located in Shenzhen and Suzhou. The remaining one independently operated APT Paper Group Limited paper factory located in Qingdao continue to operate normally.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	3 months ended December 31
	2013	2013	2012	2012
	USD'000%		USD'000%
Sales & Marketing salaries & commissions	192	12%	0	0%
Other sales and marketing exp	128	8%	0	0%
Rentals	48	3%	281	15%
Administrative salaries	316	19%	153	8%
Consultancy Fee	23	1%	60	3%
Corporate overhead	546	34%	66	4%
	1,253	77%	560	30%

The principal components of SG&A during the three months ended December 31, 2013 were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the three months ended December 31, 2013, SG&A expense increased by 123% to $1,253K, as compared to $560K for the three months ended December 31, 2012.

The decreased in SG&A was mainly come from closing down of two of the Company’s subsidiary independently operated APT Paper Group Limited paper factories located in Shenzhen and Suzhou.

Income Taxes

There was no income tax for both the three months ended December 310, 2013 and the three months ended December 31, 2012.

Minority Interest

Minority interests reflect the minority shareholders' proportionate interests in the net profit of the group operating losses of Shaanxi Prosperous Agriculture Company Limited. For Sale of Shaanxi Prosperous Agriculture Company Limited. We have any minority interest at 49% this year.

Net Income (Loss)

The Company had net loss of $1,474K during the three months ended December 31, 2013, as compared to a net loss of $5,509K during the three months ended December 31, 2012.

Results of Operations - Six Months Ended December 31, 2013 and 2012

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest US$1,000.

Net Revenues

Net revenues for the six months ended December 31, 2013 were derived principally from sales of paper products of APT Paper Group Limited and agricultural products wholesale by Shaanxi Prosperous Agriculture Company Limited.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	6 months ended December 31
	2013	2013	2012	2012
	USD'000%		USD'000%
Sales of paper products	3,068	96%	6,772	100%
Agricultural products wholesale	130	4%
	3,133	100%	6,772	100%

Total net revenues decreased to $3,133K during the six months ended December 31, 2013, as compared to $6,772K during the six months ended December 31, 2012. The decrease in total net revenues was primarily due to the reduction of revenue and closing down of two of the Company’s subsidiary independently operated APT Paper Group Limited paper factories located in Shenzhen and Suzhou. The remaining one independently operated APT Paper Group Limited paper factory located in Qingdao continue to operate normally.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	6 months ended December 31
	2013	2013	2012	2012
	USD'000%		USD'000%
Engineering/technician salaries	81	3%	24	0%
Direct materials	2,553	81%	5,341	79%
Direct labor	140	4%	423	6%
Manufacturing overhead	244	7%	590	9%
Depreciation	66	3%	197	3%
Others	60	2%	4	0%
	3,144	100%	6,579	97%

The decrease in costs of revenues for the period ended December 31, 2013 compared with 2012 was due to the decrease of sales of of APT Paper Group Limited and the decrease of purchase price of raw materials. Costs of revenues consist principally of the production cost of paper products & for the periods ended December 31, 2013 and 2012. The costs of revenues for the period consist principally of direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel employee benefits and office expenses. The decrease in total cost of revenues was primarily due to the reduction of revenue cost and closing down of two of the Company’s subsidiary independently operated APT Paper Group Limited paper factories located in Shenzhen and Suzhou. The remaining one independently operated APT Paper Group Limited paper factory located in Qingdao continue to operate normally.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	6 months ended December 31
	2013	2013	2012	2012
	USD'000%		USD'000%
Sales & Marketing salaries & commissions	288	9%	99	2%
Other sales and marketing exp	192	6%	94	1%
Rentals	72	2%	562	8%
Administrative salaries	474	15%	400	6%
Consultancy Fee	25	1%	82	1%
Corporate overhead	617	20%	412	6%
	1,668	53%	1,649	24%

The principal components of SG&A during the six months ended December 31, 2013 were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the six months ended December 31, 2013, SG&A expense increased by 1% to $1,668K, as compared to $1,649K for the six months ended December 31, 2012.

The decreased in SG&A was mainly come from closing down of two of the Company’s subsidiary independently operated APT Paper Group Limited paper factories located in Shenzhen and Suzhou.

Income Taxes

There was no income tax for both the six months ended December 310, 2013 and the six months ended December 31, 2012.

Minority Interest

Minority interests reflect the minority shareholders' proportionate interests in the net profit of the group operating losses of Shaanxi Prosperous Agriculture Company Limited. For Sale of Shaanxi Prosperous Agriculture Company Limited. We have any minority interest at 49% this year.

Net Income (Loss)

The Company had net loss of $1,223K during the six months ended December 31, 2013, as compared to a net loss of $6,525K during the six months ended December 31, 2012.

Liquidity and Capital Resources – December 31, 2013

At December 31, 2013, the Company had cash and cash equivalents of $440K and net current liabilities of $17,366K, as compared to $188K of cash and cash equivalents and $6,181K of net current liabilities capital at December 31, 2012. The accounts receivable was decreased by $192K to $2,080K in 2013 as compared to $2,272K in 2012. The main reason of such decrease was due to the decrease in sales and closure of Shenzhen & Suzhou factories. The deposits, prepayments and other receivables were decreased $517K to $17K in 2013 as compared to $534K in 2012. The decrease was mainly from the decrease of trade deposits paid to suppliers & closure of factories. The accounts payable was increased by $5,379K to $6,839K in 2013 as compared to $1,460K in 2012. The accrued liabilities and other payable were also increased by $3,922K to $6,838K in 2013 as compared to $2,916K in 2012. In the quarterly ended December 31, 2013, the Company had raised convertible loan stocks of $336K and these convertible loan stocks will be matured.

Net cash generated used in operating activities was $1,994K for the six months ended December 31, 2013, as compared to net cash generated used in operating activities of $1,073K for the three months ended December 31, 2012.

Net cash used in investing activities was $5K and $0.4K for the six months ended December 31, 2013 and December 31, 2012 respectively, mainly consisting of an increase in additions of fixed assets.

Net cash generated from financing activities was $2,844K for three months ended December 31, 2013, was mainly the common stock.  Net cash used in financing activities was 1,471K for the three months ended December 31, 2012.

The Company continues to evaluate various opportunities to improve the operating performance of the Company’s businesses and to invest in or acquire other types of businesses.

Principal Commitments

At December 31, 2013, the Company has operating lease agreements for office premises, which are expiring in June 2035. The Company does not have any material commitments for capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at December 31, 2013.

Subsequent Event

The investment cooperation agreement with the shareholders of Shaanxi Prosperous Agriculture Company Limited to acquire 51% equity of Shaanxi Prosperous Agriculture Company Limited has finished.

From July to September, 2013, the investor did not exercise any converted right derived from loan balance $335,719 for share of ordinary common stock.

The Company has evaluated all other subsequent events through Feb 8, 2014 the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements except the above- mentioned matters.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.

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

We concluded that our internal control over financial reporting was not effective as of December 31, 2013.

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

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

We had no legal proceedings outstanding as at December 31, 2013.

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

UNI CORE HOLDINGS CORPORATION

Date: February 7, 2014	By:	/s/ Peng I-Hsiu
Peng I-Hsiu
Chief Executive Officer

	By:	/s/ Liu Yi-Sun
Liu Yi-Sun
Chief Financial Officer