Form 10-Q
period 2014-03-31
UNI CORE HOLDINGS CORP
filed 2014-05-19
CIK 1088312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission file number:  000-30430

Uni Core Holdings Corporation
(Exact name of registrant as specified in its charter)

Formerly known as “Intermost Corporation”

Wyoming	87-0418721
(State or other jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

Room 721, World Financial Center, Shennan East Road, Shenzhen City, Guangdong Province, China	000000
(Address of principal executive offices)	(Zip Code)

86-755-822-33721
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,188,576 shares of common stock as of March 31, 2014.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	June 30, 2013 (Audited)
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$280,584	$270,381
Accounts receivable, net	2,040,600	1,738,015
Deposits, prepayment and other receivables	(44)	63,910
Amount due from related company	899,733	663,812
Other loan receivables	92,135	97,578
Inventory	444,320	495,172

Total current assets	$3,757,328	$3,328,868
Unlisted investment	289,268	290,274
Investment in associated companies	-	-
Goodwill	835,827	838,735
Plant and equipment, net	2,924,421	3,180,926
Intangible assets, net	4,390	5,040

TOTAL ASSETS	$7,811,234	$7,643,843

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,740,146	$6,471,402
Accrued liabilities and other payable	6,741,246	7,370,108
Customers deposits	225,992	199,306
Advance from a shareholder	388,368	376,416
Convertible promissory notes	330,848	335,720
Short term loan	6,569,885	6,148,857
Business and other taxes payable	957	1,211

Total current liabilities	$20,997,442	$20,903,020

TOTAL LIABILITIES	$20,997,442	$20,903,020

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	June 30, 2013 (Audited)
	USD	USD

STOCKHOLDERS’ EQUITY

Preferred stock at $0.001 par value,
5,000,000 shares authorized,
Nil (June 30, 2013:Nil) shares issued and outstanding	-	-

Common stock at $0.001 par value,
10,000,000,000 shares authorized, 2,188,576 (June 30, 2013:1,804,522) shares issued and outstanding #	2,189	1,805 #
Additional paid-in capital #	61,507,438	61,482,822 #
Accumulated deficit	(77,901,828)	(75,281,821)
Non-controlling interest	(1,024,374)	(720,304)
Accumulated other comprehensive loss	4,230,367	1,258,321

	$(13,186,208)	$(13,259,177)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$7,811,234	$7,643,843

# The issued common stock and additional paid-in capital as of June 30, 2013 were retroactively restated to reflect the 5,000:1 reversed stock split effective on February 25, 2014.

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
	2014	2013
	USD	USD
Net revenue	74,246	1,537,980
Cost of revenues	(37,819)	(1,278,218)
Gross profit	36,427	259,762
Costs and expenses:
Selling, general and administrative expenses	(205,744)	(382,323)
Impairment of goodwill	0	0
Exchange differences	0	(171)
Amortization of intangible assets	0	0
Total costs and expenses	(205,744)	(382,494)

Loss from operations	(169,317)	(122,732)
Interest income	122	4
Interest expenses	3,056	(110,126)
Bad debts recovery
Other income (loss), net	(7,236)	(4,845)
Profit /(Loss) before income taxes, minority interests
and equity in earnings of associated companies	(173,375)	(237,699)
Loss on disposal of subsidiaries	0	(6,613)
Income taxes	0	0
Loss before non-controlling interests and equity in
earnings of associated companies	(173,375)	(244,312)
Non-controlling interests	52	0

Net profit / (loss)	(173,323)	(244,312)

Net loss per common share-basic and diluted	(0.091)	(0.231	) #
Weighted average number of common shares
outstanding-basic and diluted	1,904,522	1,057,606 #

# The earnings(loss) per share and weighted average number of common shares for June 30, 2013 were retroactively restated to reflect the 5,000:1 reversed stock split effective on February 25, 2014.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine months ended March 31,
	2014	2013
	USD	USD
Net revenue	3,207,437	8,309,745
Cost of revenues	(3,182,084)	(7,857,609)
Gross profit	25,353	452,136
Costs and expenses:
Selling, general and administrative expenses	(1,873,772)	(2,031,816)
Impairment of goodwill	0	0
Exchange differences	0	(28,251)
Amortization of intangible assets	0	0
Total costs and expenses	(1,873,772)	(2,060,067)

Loss from operations	(1,848,419)	(1,607,931)
Interest income	126	(16,361)
Interest expenses	(329,837)	(419,933)
Bad debts recovery
Other income (loss), net	787,115	(140,277)
Profit /(Loss) before income taxes, minority interests
and equity in earnings of associated companies	(1,391,015)	(2,184,502)
Loss on disposal of subsidiaries	0	(4,584,798)
Income taxes	0	0
Loss before non-controlling interests and equity in
earnings of associated companies	(1,391,015)	(6,769,300)
Non-controlling interests	(5,650)	0

Net profit / (loss)	(1,396,665)	(6,769,300)

Net loss per common share-basic and diluted	(0.742)	(6.4)#
Weighted average number of common shares
outstanding-basic and diluted	1,881,894	1,057,606 #

# The earnings(loss) per share and weighted average number of common shares for June 30, 2013 were retroactively restated to reflect the 5,000:1 reversed stock split effective on February 25, 2014.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended March 31,
	2014	2013
	USD	USD
Cash flows from operating activities
Net profit /(loss)	(1,396,665)	(6,769,300)
Amortization of intangible assets
Depreciation	0	3,176,120
Loss on disposal of fixed assets	0	2,707
Non-controlling interests	(306,568)	0
Adjustments to reconcile net loss to net cash
provided by operating activities:-
Accounts receivables	(308,610)	4,739,915
Inventories	49,135	1,040,809
Deposits, prepayments and other receivables	63,732	1,313,877
Accounts payable	291,177	(1,907,070)
Accrued liabilities	(603,313)	(13,159)
Customer deposits	27,378	0
Business taxes and government surcharges payable	(249)	0
Net cash generated from/(used in) operating activities	(2,183,983)	1,583,899
Cash flows from investing activities
Acquisition of intangible assets	(4,390)	0
Net cash used in investing activities	(4,390)	0
Cash flows from financing activities
Advances from related parties	0	0
Bank loan	442,344	(1,595,950)
Advance from director	13,256	(763,222)
Convertible loan stock	(3,708)	43,523
Net proceeds from issuance of common stock	2,508,275	931,029

Net cash generated from/(used in) financing activities	2,960,167	(1,384,620)

Cash and cash equivalents
Net increase (decrease)	771,794	199.279
Effect of foreign currency translation on cash and cash equivalent	(761,591)	(589,224)
Balance at beginning of period	270,381	506,647
Balance at end of period	280,584	116,702

Supplemental cash flow information:
Interest received	126	16,361
Interest expenses	(329,837)	(419,933)

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NINE MONTHS ENDED MARCH 31, 2014 AND 2013

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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2013, the results of operations for the NINE MONTHS ended March 31, 2014 and 2013, and the cash flows for the NINE MONTHS ended  March 31, 2014 and 2013. The balance sheet as of June 30, 2013 is derived from the Compan’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

The results of operations for the NINE MONTHS ended March 31, 2014  are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2014.

2.  NET INCOME (LOSS) PER COMMON SHARE

ASC 260 “Earnings Per Share” codified Statement of Financial Accounting Standards No. 128, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the NINE MONTHS ended March 31, 2014 and 2013.Accordingly, basic and diluted earnings per share are the same for all periods presented.

The earnings (loss) per share and weighted average number of common shares for June 30, 2013 were retroactively restated to reflect the 5,000:1 reversed stock split effective on February 25, 2014.

3.  FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in Renminbi (“Rmb”), the currency of the People’s Republic of China (the “PRC”). The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb6.2022 to US$1.00. The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss. For further information, refer to the Note 6.

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Rmb continuously appreciated to Rmb6.1807 for US$1 at June 30, 2013. And the Rmb further appreciated to Rmb6.2022 for US$1 at this quarter ended March 31, 2014.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

For the purposes of financial statements presentation, the United States dollars equivalents of the all numbers are translated at the rate of USD$1 to Rmb6.2022.

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

ASC 718 "Compensation - Stock Compensation" formerly SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

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

The Company did not have any stock options outstanding during the period ended March 31, 2014 (2013: Nil). Accordingly, no pro forma financial disclosure is provided herein.

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

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose "the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

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

The Company is subject to the United States federal corporate income tax at a rate of 33%. IL was incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, is exempted from payment of the British Virgin Islands income taxes. The subsidiaries established in the PRC are subject to PRC enterprise income taxes at a rate of 25%. The subsidiary (LP) established in the British Virgin Islands while operated in Taiwan is subject to Taiwan non-resident profit-seeking enterprise income tax, which is from 0% to 25%, only for the income derived from Taiwan sources. IHKL is subject to Hong Kong profits tax at a rate of 16.5%.

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

Based on the revenue information from 2014 and 2013, the Company generated over 94% revenue from APT Group companies which is operating the sales of paper products. Moreover, the Company generated over 90% of revenue from PR China. Accordingly, the Company is not required to provide segment information on product or geographic category.

Segment information for the nine months period ended March 31, 2014 is as follows:

(a)  Net revenues:

	Nine Months Ended March 31, 2014
Net revenues by major categories	Rmb’000	US$’000
Sales of paper products	18,854	3,039
Agricultural products wholesale	1,038	168
	19,892	3,207

All net revenues were generated in PRC.

(b)  Net Loss before equity in earnings of associated companies:

	Nine Months Ended March 31, 2014
	Rmb’000	US$’000

Sales of paper products	(3,483)	(562)
Agricultural products wholesale	(1,122)	(180)
Corporate	(5,176)	(835)
	(9,781)	(1,577)

(c)	Assets:

	As of March 31, 2014
	Rmb’000	US$’000
Sales of paper products	35,953	5,796
Agricultural products wholesale	3,234	521
Corporate	5	1
	39,192	6,318

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

Amidst global economic slowdown we continue to diversify our business, not only so that we will no longer be dependent on one market for revenue, but also so that we will be poised to take advantage of future economic recovery.  Generally, the issuance of our common stock represents some or all of the purchase prices we pay for an acquired business.  We believe that the continued active trading of our common stock will be important to the principals of target companies and future acquisitions may be dependent on the active trading of our common stock.  However, our common stock has not been actively traded and, if our common stock continues to trade with limited volume and at current levels we may not be able to make acquisitions as planned.

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

Revenue Recognition

Revenues are recognized (i) with respect to services, at the time a project (or a milestone thereof) is completed and accepted by the customer, and (ii) with respect to products, at the time products are delivered to customers and collectability for such sales is reasonably assured. We have adopted ASC 605 “Revenue Recognition” which codified Staff Accounting Bulletin No.101, Revenue Recognition (“SAB 101”) in our financial statements. ASC 605 provides in part further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenues in financial statements. The adoption of ASC 605 did not have a material impact on our revenue recognition practices.

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

Results of Operations - Three Months Ended March 31, 2014 and 2013

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest US$1,000.

Net Revenues

Net revenues for the three months ended March 31, 2014 were derived principally from sales of paper products of APT Paper Group Limited and agricultural products wholesale by Shaanxi Prosperous Agriculture Company Limited.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	3 months ended March 31
	2014	2014	2013	2013
	USD'000%		USD'000%
Sales of paper products	70	95%	1,538	100%
Agricultural products wholesale	4	5%
	74	100%	1,538	100%

 Total net revenues decreased to $74K during the three months ended March 31, 2014, as compared to $1,538K during the three months ended March 31, 2013. The decrease in total net revenues was primarily due to the reduction of revenue and closing down of two of the Company’s subsidiary independently operated APT Paper Group Limited paper factories located in Shenzhen and Suzhou. The remaining one independently operated APT Paper Group Limited paper factory located in Qingdao continue to operate normally.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	3 months ended March 31
	2014	2014	2013	2013
	USD'000%		USD'000%
Engineering/technician salaries	1	3%	54	3%
Direct materials	27	76%	1,342	82%
Direct labor	5	4%	70	4%
Manufacturing overhead	2	11%	122	7%
Depreciation	1	3%	44	3%
Others	1	3%	40	3%
	37	100%	1,672	102%

The decrease in costs of revenues for the period ended March 31, 2014 compared with 2013 was due to the decrease in sales of APT Paper Group Limited and the decrease of purchase price of raw materials. Costs of revenues consist principally of the production cost of paper products & for the periods ended March 31, 2014 and 2013. The costs of revenues for the period consist principally of direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel employee benefits and office expenses. The decrease in total cost of revenues was primarily due to the reduction of revenue cost and closing down of two of the Company’s subsidiary independently operated APT Paper Group Limited paper factories located in Shenzhen and Suzhou. The remaining one independently operated APT Paper Group Limited paper factory located in Qingdao continue to operate normally.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	3 months ended March 31
	2014	2014	2013	2013
	USD'000%		USD'000%
Sales & Marketing salaries & commissions	53	9%	69	4%
Other sales and marketing exp	5	1%	0	0%
Rentals	35	6%	115	8%
Administrative salaries	45	8%	99	7%
Consultancy Fee	60	10%	3	0%
Corporate overhead	7	2%	96	6%
	205	36%	382	25%

The principal components of SG&A during the three months ended March 31, 2014 were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the three months ended March 31, 2014, SG&A expense decreased by 46% to $205K, as compared to $382K for the three months ended March 31, 2013.

The decreased in SG&A was mainly come from closing down of two of the Company’s subsidiary independently operated APT Paper Group Limited paper factories located in Shenzhen and Suzhou.

Income Taxes

There was no income tax for both the three months ended March 31, 2014 and the three months ended March 31, 2013.

Non-controlling Interest

Non-controlling interests reflect the minority shareholders' proportionate interests in the net profit of the group operating losses of Shaanxi Prosperous Agriculture Company Limited. For the operation of Shaanxi Prosperous Agriculture Company Limited the Company has incurred a minority interest at 49% this year.

Net Income (Loss)

The Company had net loss of $173K during the three months ended March 31, 2014, as compared to a net loss of $244K during the three months ended March 31, 2013.

Results of Operations - Nine Months Ended March 31, 2014 and 2013

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest US$1,000.

Net Revenues

Net revenues for the nine months ended March 31, 2014 were derived principally from sales of paper products of APT Paper Group Limited and agricultural products wholesale by Shaanxi Prosperous Agriculture Company Limited.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	9 months ended March 31
	2014	2014	2013	2013
	USD'000%		USD'000%
Sales of paper products	3,073	96%	8,310	100%
Agricultural products wholesale	134	4%
	3,207	100%	8,310	100%

 Total net revenues decreased to $3,207K during the nine months ended March 31, 2014, as compared to $8,310K during the six months ended March 31, 2013. The decrease in total net revenues was primarily due to the reduction of revenue and closing down of two of the Company’s subsidiary independently operated APT Paper Group Limited paper factories located in Shenzhen and Suzhou. The remaining one independently operated APT Paper Group Limited paper factory located in Qingdao continue to operate normally.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

	9 months ended December 31
	2014	2014	2013	2013
	USD'000%		USD'000%
Engineering/technician salaries	82	3%	24	0%
Direct materials	2,580	81%	6,162	74%
Direct labor	145	4%	585	7%
Manufacturing overhead	246	7%	832	10%
Depreciation	67	3%	251	3%
Others	61	2%	4	0%
	3,181	100%	7,858	94%

The decrease in costs of revenues for the period ended March 31, 2014 compared with 2013 was due to the decrease in sales of APT Paper Group Limited and the decrease of purchase price of raw materials. Costs of revenues consist principally of the production cost of paper products & for the periods ended March 31, 2014 and 2013. The costs of revenues for the period consist principally of direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel employee benefits and office expenses. The decrease in total cost of revenues was primarily due to the reduction of revenue cost and closing down of two of the Company’s subsidiary independently operated APT Paper Group Limited paper factories located in Shenzhen and Suzhou. The remaining one independently operated APT Paper Group Limited paper factory located in Qingdao continue to operate normally.

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

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	9 months ended March 31
	2014	2014	2013	2013
	USD'000%		USD'000%
Sales & Marketing salaries & commissions	341	10%	169	2%
Other sales and marketing exp	197	6%	94	1%
Rentals	107	2%	677	8%
Administrative salaries	519	15%	499	6%
Consultancy Fee	85	1%	85	1%
Corporate overhead	624	20%	508	6%
	1,873	54%	2,032	24%

The principal components of SG&A during the nine months ended March 31, 2014 were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the nine months ended March 31, 2014, SG&A expense decreased by 7% to $1873K, as compared to $2,032K for the nine months ended March 31, 2013.

The decreased in SG&A was mainly come from closing down of two of the Company’s subsidiary independently operated APT Paper Group Limited paper factories located in Shenzhen and Suzhou.

Income Taxes

There was no income tax for both the nine months ended March 31, 2014 and the nine months ended March 31, 2013.

Non-controlling Interest

Non-controlling interests reflect the minority shareholders' proportionate interests in the net profit of the group operating losses of Shaanxi Prosperous Agriculture Company Limited. For the operation of Shaanxi Prosperous Agriculture Company Limited, the Company has incurred a minority interest at 49% this year.

Net Income (Loss)

The Company had net loss of $1,396K during the nine months ended March 31, 2014, as compared to a net loss of $6,769K during the nine months ended March 31, 2013.

Liquidity and Capital Resources – March 31, 2014

At March 31, 2014, the Company had cash and cash equivalents of $280K and net current liabilities of $17,240K, as compared to $117K of cash and cash equivalents and $8,878K of net current liabilities capital at March 31, 2013. The accounts receivable was increased by $346K to $2,040K in 2014 as compared to $1,694K in 2013. The deposits, prepayments and other receivables were decreased $557K to $(44)K in 2014 as compared to $513K in 2013. The decrease was mainly from the decrease of trade deposits paid to suppliers & closure of factories. The accounts payable was increased by $3,315K to $6,740K in 2014 as compared to $3,425K in 2013. The accrued liabilities and other payable were also increased by $3,774K to $6,741K in 2014 as compared to $2,967K in 2013. In the quarterly ended March 31, 2014, the Company had raised convertible loan stocks of $330K and these convertible loan stocks will be matured.

Net cash used in operating activities was $2,183K for the nine months ended March 31, 2014, as compared to net cash generated in operating activities of $1,583K for the nine months ended March 31, 2013.

Net cash used in investing activities was $4.5K and $0.K for the nine months ended March 31, 2014 and March 31, 2013 respectively, mainly consisting of an increase in additions of fixed assets.

Net cash generated from financing activities was $2,960K for nine months ended March 31, 2014, was mainly the common stock.  Net cash used in financing activities was $1,384K for the nine months ended March 31, 2013.

The Company continues to evaluate various opportunities to improve the operating performance of the Company’s businesses and to invest in or acquire other types of businesses.

Principal Commitments

At March 31, 2014, the Company has operating lease agreements for office premises, which are expiring in June 2035. The Company does not have any material commitments for capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at March 31, 2014.

Subsequent Event

The Company has evaluated all other subsequent events through May 20, 2014 the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2014.

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

We concluded that our internal control over financial reporting was not effective as of March 31, 2014.

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

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

We had no legal proceedings outstanding as at March 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits

Exhibit
Number	Description of Exhibit

2.1	Articles of Merger (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Cooperative Agreement re: formation of Jiayin E-Commerce joint venture (2)
10.2	Agreement Regarding Transfer of Properties on 38th Floor, Guomao Building (3)
10.3	Shareholding Transfer Agreement dated May 23, 2003 between IMOT Information Technology (Shenzhen) Ltd. and Shanghai Newray Business Development Co., Ltd. (4)
10.4	Intermost Corporation 2003 Equity Incentive Plan (8)
10.5	Joint Venture Agreement among Intermost Corporation and Entities and/or Individuals Collectively Referred to as “Investors.”(9)
14	Code of Ethics (10)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to the respective exhibits filed with the Registrant’s amendment to Form10-KSB filed on October 15, 2004
(2)	Incorporated by reference to the respective exhibits filed with Registrant’s Registration Statement on Form 10-SB (File No. 0-30430).
(3)	Incorporated by reference to the respective exhibits filed with the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.
(4)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed on June 9, 2003.
(5)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed on August 17, 2004.
(6)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed on April 26, 2004.
(7)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed on February 14, 2003.
(8)	Incorporated by reference to the exhibit filed with the Registrant’s Proxy Statement filed on January 6, 2004.
(9)	Incorporated by reference to the exhibit filed with the Registrant’s Form 10-KSB filed on November 7, 2008.
(10)	Incorporated by reference to the exhibit filed with the Registrant’s amendment to Form 10-KSB filed on October 25, 2004.
(11)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed on March 8, 2004.
* Filed herewith.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI CORE HOLDINGS CORPORATION

Date: May 20, 2014	By:
Peng I-Hsiu
Chief Executive Officer

By:
Liu Yi-Sun
Chief Financial Officer