Form 10-K
period 2014-06-30
UNI CORE HOLDINGS CORP
filed 2014-10-14
CIK 1088312

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 0-30430

Uni Core Holdings Corporation
 (Exact name of registrant as specified in its charter)

Wyoming	87-0418721
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 721, World Financial Center, Shennan East Road, Shenzhen City, Guangdong Province, China 518008
(Address of principal executive offices, including zip code)
Registrant’ telephone number including area code            (86) 755-822-33721

Securities pursuant to section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes ☐              No ☑

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
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐              No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of September 24, 2014, the aggregate value of voting and non-voting common equity held by non-affiliates was $456,350.

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

Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “could,” “should,” hope,” “seek,” “may,” and other similar expressions (including their use in the negative) identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

●	our lack of capital and whether or not we will be able to raise capital when we need it,

●	government regulation of the Internet and Internet services in China,

●	our ability to successfully compete in our markets and industries,

●	our ability to find suitable acquisition targets and, once acquired, to integrate these acquisitions into our business;

●	adverse changes to the political, economic or social conditions in China

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

As of June 30, 2014, the Company has completely disposed the entire paper business in the APT group of companies located at Shenzhen, Suzhou and Qingdao.

As of June 30, 2014, the Company determined to provide impairment on the entire investment of SPA located in Xi’an due to continuous unsatisfactory operation resulting and negative performance.

UCHC management believes that future profit of UCHC will come from the new joint venture projects and new investment opportunities.
Management is continuing its efforts to identify and explore joint venture projects and acquisition, merger and development opportunities.

Products and Services

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

As of June 30, 2014, the Company has completely disposed the entire paper business in the APT group of companies located at Shenzhen, Suzhou and Qingdao.

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

As of June 30, 2014, the Company determined to provide impairment on the entire investment of SPA located in Xi’an due to continuous unsatisfactory operation resulting and negative performance.

Competition

Paper Products

Due to increased global awareness of environmental protection in recent years, the demand for honeycomb paper products continues to increase. It therefore attracts many speculators to invest in this high potential industry, most of which are smaller processing plants with a much smaller cost base than us and, therefore, enjoy a very big advantage in lower product costs.

As of June 30, 2014, the Company has completely disposed the entire paper business in the APT group of companies located at Shenzhen, Suzhou and Qingdao.

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

Employees

As of June 30, 2014, we employed 6 part-time employees consisting of 2 management executives and 4 administrative & clerical staff. None of our employees is member of any labor union, and we have never experienced any business interruption as a result of any labor disputes. We do not provide any special benefit or incentive programs for our employees. We believe that we enjoy good relations with all of our employees.

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

Our principal executive office consists of approximately 30 square meters of office space that is located at Room 721, World Financial Center, Shennan East Road, Shenzhen City, Guangdong Province, People’s Republic of China (“PRC”), 518008. The premises are leased from a related third party with free rental.

All of our office facilities are in good condition and we believe they are adequate to support our operations for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries did not have any pending or threatened legal proceedings outstanding as at June 30, 2014.

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

	High	Low
Fiscal 2013

Quarter ended September 30, 2012	0.0003	0.0002
Quarter ended December 31, 2012	0.0001	0.0000
Quarter ended March 31, 2013	0.0001	0.0001
Quarter ended June 30, 2013	0.0001	0.0001

Fiscal 2014

Quarter ended September 30, 2013	0.0700	0.0100
Quarter ended December 31, 2013	0.0120	0.0180
Quarter ended March 31, 2014	0.4000	0.0130
Quarter ended June 30, 2014	0.0710	0.0130

The above bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders. As of September 24, 2014, there were approximately 623 holders of record of the Company’s common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends. We have never declared or paid any cash dividend on our common stock and do not expect to declare or pay any cash dividend in the foreseeable future.

Recent Purchases and Sales of Unregistered Securities. In the fiscal year ended June 30, 2014, the Company issued common stock to various parties and redeemed common stock. The following transactions have not been reported by the Company in previous quarterly reports. The value of the common stock for each issuance was based on one of the following: the market price of the shares on the date of the transactions, the market price of the shares on the date the negotiations between the parties began or on the fair value of services received. The issuances were as follows:

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

On 17 Sep 2012, stock options issued to directors at fair market value, including of Fred Peck, Chia Hsun Wu, Shinohara Hiroshi & Thomas Lee, the company issued 266,666,664 in total for this year

During the fiscal year July 1, 2012 to June 30, 2013, we issued 2,563,333,333 to Global Golden Group Investment Co Ltd; 800,000,000 to FG Management Co. Ltd, 533,333,333 to Wise Alliance Management Ltd.

During this year, we issued 100,000 (original 500,000,000 before 5,000:1 reversed stock split) to Global Golden Group Investments Company Limited, 589,737 to Asher Enterprises, Inc; 377,025 to Tonaquint Inc, 1,079,519 to Magna Equities II, LLC.

Securities Authorized for Issuance Under Equity Compensation Plans. On December 1, 2003 our Board of Directors adopted and on January 28, 2004 our stockholders approved the Intermost Corporation 2003 Equity Incentive Plan (“Plan”) pursuant to which the Board of Directors may grant awards of shares of our common stock and options to purchase shares of our common stock to our employess, officers and directors and our consultants independent contractors and advisers. As of June 30, 2014, no awards had been granted from the Plan. See “Other Compensation and Employment Arrangements” under “Item 11. EXECUTIVE COMPENSATION,” for more information.

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

The following critical accounting policies rely upon assumptions, judgments and estimates and were used in the preparation of the Company’s consolidated financial statements:

Revenue Recognition

Revenues are recognized (i) with respect to services, at the time a project (or a milestone thereof) is completed and accepted by the customer, and (ii) with respect to products, at the time products are delivered to customers and collectability for such sales is reasonably assured. We have adopted ASC 605 “Revenue Recognition”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with, and collectability is probable.

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

We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with ASC 350 “Intangibles – Goodwill and Other,” formerly SFAS No. 142 “Goodwill and Other Intangible Assets.”, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

The annual test of the potential impairment of goodwill requires a two-step process. Step one of the impairment test involves comparing the estimated fair values of reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment loss. If the carrying amount is less than fair value, further testing of goodwill impairment is not performed.

Step two of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. Under step two, determining the implied fair value of goodwill requires the valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date. The difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of goodwill. The goodwill impairment charge, if any, would be the difference between the carrying amount of goodwill and the implied fair value of goodwill upon the completion of step two.

For purposes of the step one analyses, determination of reporting units’ fair value is based on the income approach, which estimates the fair value of our reporting units based on discounted future cash flows.

We determined the fair value of each reporting unit using the income approach, which utilizes a discounted cash flow model, as we believe that this approach best approximates the reporting unit’s fair value at this time. Judgments and assumptions related to revenue, operating income, future short-term and long-term growth rates, weighted average cost of capital, interest, capital expenditures, cash flows, and market conditions are inherent in developing the discounted cash flow model. The circumstances leading to the impairment are attributed to the changes in the competitive environment and forecasted results of our business operations. We considered historical rates and current market conditions when determining the discount and growth rates to use in our analyses.

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

During the fiscal year ended June 30, 2014 we incurred a net income of $14,197,015. Our auditor, Albert Wong & Co., CPA, has issued a “going concern” opinion for our financial statements as of June 30, 2014, as a result of our significant accumulated deficit, and our continuing to experience negative cash flows.

Results of Operations

Following is summary financial information reflecting our operations for the periods indicated

	Year Ended June 30
	2014	2013
Net revenues	$3,635,296	$6,723,660
Cost of revenues	(3,551,679)	(6,613,338)
Gross profit/(loss)	83,617	110,322
Selling, general and administrative expenses	(4,431,506)	(1,922,137)
Exchange differences	-	(1,056)
Written off loan receivables	-	-
Recovering / Written off trade receivables	-	(744,749)
Interest (loss) net of income	(347,314)	(588,708)
Investment income	19,570,716	-
Income/(loss) from operations	14,875,513	(3,146,328)
Impairment of associate company	-	(10,711,377)
Other income, net	42,254	(195,212)
Income/(loss) before taxation	14,917,767	(14,052,917)
Taxation	-	-
Income/(loss) before minority interest	14,917,767	(14,052,917)
Minority interest	(720,973)	-
Net income (loss)	14,196,794	(14,052,917)

Year Ended June 30, 2014 Compared to Year Ended June 30, 2013

Net revenues.

Net revenues for the year ended June 30, 2014 decreased by $3,088K, or 45.93%, to $3,635K from $6,723K for the year ended June 30, 2013. The reasons for the decrease were due to the unsatisfactory operation efficiency and negative sales performance.

Net revenues during fiscals 2014 and 2013 were derived principally from sales of paper products.

The following table reflects the total net revenues and percentage of net revenues by major category and location for the periods indicated:

	Year Ended June 30		Year Ended June 30
	2014	2013	2014	2013
Net Revenues by major category	US$	U$S
Sales of paper products	3,070,290	6,723,660	84%	100.00%
Agricultural products wholesale	565,006	-	16%	-%
Consulting service income	-	-	-%	-%
	3,635,296	6,723,660	100%	100%

	Year Ended June 30		Year Ended June 30
	2014	2013	2014	2013
Net Revenues by location	US$	U$S
British Virgin Islands	-	-	-%	-%
People’s Republic of China	3,635,296	6,723,660	100%	100%
	3,635,296	6,723,660	100%	100%

Costs of Revenues.

Costs of revenues consist principally of the production cost of paper products and agricultural products wholesale for the year ended June 30, 2014. Costs of revenues consist principally of the production cost of paper products for the year ended June 30, 2013. The costs of revenues for the year ended June 30, 2014 and 2013 consist principally of direct material cost, direct labor, manufacturing overhead, depreciation, and other costs including travel employee benefits and office expenses.

The following table reflects the principal components of costs of revenues and the percentage of net revenues represented by each component for the periods indicated:

	Total Cost of Revenues		Percentage to Total Net Revenues
	Year Ended June 30		Year Ended June 30
	2014	2013	2014	2013
	US$	US$
Direct materials	2,880,645	5,605,764	83.37%	83.37%
Direct labor	161,897	377,326	5.61%	5.61%
Manufacturing overhead	274,666	572,516	8.51%	8.51%
Depreciation	74,807	57,732	0.86%	0.86%
Other	68,108	-	-%	-%
Engineering/technician salaries	91,556	-	-%	-%

Total	3,551,679	6,613,338	98.35%	98.35%

Compared to the 2013 fiscal year, the total costs of revenues for the 2014 fiscal year decreased by $3,062K, or 46.30%, to $3,552K. The reason for the decrease was due to the proportional reduction from the volume and amount of sales.

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

	Total SG & A		Percentage to Total Net Revenues
	Year Ended June 30		Year Ended June 30
	2014	2013	2014	2013
	US$	US$
Sales and marketing salaries and commission	622,049	268,946	17.11%	4%
Other sales and marketing expenses	933,074	403,419	25.67%	6.00%
Rental obligation	517,481	223,897	14.23%	3.33%
Administrative salaries	691,761	299,203	19.03%	4.45%
Corporate overhead	1,667,141	726,672	45.86%	10.81%

Total	4,431,506	1,922,137	121.90%	28.59%

The principal components of SG&A during the 2014 year were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate overhead expenses, which include legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation, consultancy fees, and allowance for bad and doubtful accounts.

For the 2014 fiscal year, total SG&A increased by $2,524K or 131%, to $4,446K as compared to $1,922K for the 2013 fiscal year. Sales and marketing salaries and commissions increased by $354K or 132% during the 2014 fiscal year, to $622K, as compared to $286K for the 2013 fiscal year. Other sales and marketing expenses increased by $530K or 132% during the 2014 fiscal year, to $933K, as compared to $403K for the 2013 fiscal year. Rental obligation increased by $293K or 131% during the 2014 fiscal year, to $517K, as compared to $224K for the 2013 fiscal year. During the 2014 fiscal year, administrative salaries increased by $393K or 131%, to $692K, as compared to $299K in the 2013 fiscal year. Other corporate overhead expense increased during the 2014 fiscal year by $954K or 131.32%, to $1,681K, as compared to $727K in the 2013 fiscal year. The SG&A expenses increased due to operation expenses substantially increased to get rid of the unprofitable operation units and rising operation cost in PRC.

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

As of June 30, 2014, the minority interest was reduced to zero after the provision of impairment on the entire investment in the SPA operation located at Xi’an.

Loss from operation, Income before tax and net income

Loss from operation was increased from $1,812,871 at 2013 to $4,652,728 at 2014 due to the gross profits reduced by $26,715 and operation expenses increased by $2,813,142. The gross profits reduced due to the sales reduction and the operation expenses increased due to operation expenses substantially increased to get rid of the unprofitable operation units and rising operation cost in PRC.

The income before tax increased from loss of $14,052,917 at 2013 to income of $14,917,988 at 2014 due to the $19,570,716 gain on disposal of APT group of companies located at Qingdao and impairment of SPA group of companies located at Xi’an.

The net income increased from loss of $14,052,917 at 2013 to $14,197,015 at 2014 was derived from the 2014 net income from income before tax and minority interests net of $720,973 on written-off of 2014 minority interest to reflect the impairment of the investment in SPA group of companies.

Liquidity and Capital Resources

To date, we have funded our operations with cash from our operating activities, sales of our securities and by using our common stock to make acquisitions and purchases.

At June 30, 2014 we had cash and cash equivalents of $24K and net current liabilities of $647K as compared to $270K of cash and cash equivalents and $17,574K of net current liabilities as of June 30, 2013.

Net cash provided by (used in) operating activities totaled $(3,551)K during the 2014 fiscal year while net cash generated from operating activities was $3,129K during the 2013 fiscal year. Cash used in operating activities was partially derived from the $19,571K gain on disposal of subsidiaires and for the payment of operating expenses.

Net cash used in investing activities was $0K for the 2014 fiscal year while net cash used in investing activities was $44,846K for the 2013 fiscal year. During 2014, the company did not have activities in investing activities and therefore have no cash generated or used in investing activities.

Net cash provided by financing activities was $41K for the 2014 fiscal year while net cash provided by financing activities was $709K for the 2013 fiscal year. Funds provided by financing activity were mainly from the issuance of common stocks during the 2014 fiscal year derived from the loan providers exercise their right to convert debt into common stock in according with the agreement.

We had no long term debt as of June 30, 2014. Except as otherwise described herein, we have no plans to make any major capital expenditures during the next 12 months and we are not aware of any trends or uncertainties that could affect sales of our products. We do not have any off balance sheet arrangements.

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

Factors Affecting Revenues and Profitability. Our operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period. Some of these factors include:

●	Our ability to successfully implement our business plan;

●	Whether or not we will be able to obtain the additional capital necessary to support our operations;

●	Whether or not we will find joint venture prospects or acquisition prospects with which to enhance our business;

●	Whether or not we can successfully integrate acquisitions that we make into our business;

●	The level and rate of acceptance of our products and services by the Chinese people;

●	Continued growth in the use of the Internet in China;

●	Entry of new competition (including established companies from outside China and companies with substantially greater resources) into our market;

●	Fluctuations in the level of orders for services delivered in a quarter;

●	Rescheduling or cancellation of orders by customers;

●	Competitive pressures on selling prices;

●	Changes in product, service or customer mix;

●	Rapid changes in technology, which result in our technology becoming obsolete;

●	Availability and cost of computer technicians;

●	Loss of any strategic relationships;

●	Loss of our largest customers;

●	Our ability to introduce new products and services on a timely basis;

●	New product and service introductions by our competitors;

●	Fluctuations in exchange rates, and

●	Adverse changes in the general economic, social or political conditions in the People’s Republic of China.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to Item 15 Financial Statement Schedules, pages F-1 to F-41.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. We have identified our material weaknesses in internal control over financial reporting due to the deficiencies in relevant education and ongoing training on our financial management and staff. We have taken or plan to take and the procedures we have implemented or plan to implement to correct the identified material weakness are:

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

We concluded that our internal control over financial reporting was not effective as of June 30, 2014.

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

Change in Internal Controls Over Financing Reporting

During the year ended June 30, 2014 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors, Executive Officers and Certain Significant Employees

The following table sets forth certain information regarding the directors and executive officers of the Company.

Name	Age	Position

Fred Peck	55	Director

Peng I-Hsiu	36	Director and Chief Executive Officer

Hiroshi Shinohara	58	Director

Liu Yi-Sun	47	Chief Financial Officer

There are no family relationships among any of the directors or officers of the Company.

None of our directors or executive officers has, during the past five years,

●
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

●	been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

●
been subject to any order, judgment, or decree not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

●
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

Based solely upon a review of the public files of the SEC, the Company believes that, with respect to its fiscal year ended June 30, 2014, none of the Company’s directors and officers and none of the persons known to the Company to own more than 10% of the Company’s common stock, filed beneficial ownership reports with the Securities and Exchange Commission.

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

Our “executive officers” include our resigned Chief Executive Officer, Chia Hsun Wu; and our Chief Financial Officer, Thomas Lee.

The following table sets forth information concerning cash and non-cash compensation paid or accrued to our executive officers during the past fiscal year:

Summary Compensation Table
The amounts in the table below are calculated as of June 30, 2013

							Non-Qualified
				Stock	Option	Non-Equity	Deferred
Name and				Awards	Awards	Incentive Plan	Compensation
Principal		Salary	Bonus	($)	($)	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	(4)	(4)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Peng-I-Hsiu,	2014	0	0	0	0	0	0	0	0
CEO (1)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Liu Yi-Sun	2014	0	0	0	0	0	0	0	0
CFO (2)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Chia Hsun Wu,	2014	0	0	0	0	0	0	0	0
CEO (3)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Thomas Lee,	2014	0	0	0	0	0	0	0	0
CFO (4)	2013	88,947	0	0	0	0	0	0	88,947
	2012	153,165	0	0	0	0	0	0	153,165

(1) On August 1 2013, Mr. Peng I-Hsiu was appointed as Director of the Company on and Chief Executive Officer.
(2) On August 1 2013, Mr. Liu Yi-Sun was appointed as Chief Financial Officer of the Company
(3) On August 1 2013, Mr. Chia Hsun Wu resigned as Director of the Company on and Chief Executive Officer.
(4) On August 1 2013, Mr. Thomas Lee resigned his position of Chief Financial Officer of the Company

Director Compensation Table
The amounts in the table below are calculated as of June 30, 2014.

				Nonqualified
	Fees Earned		Non-Equity	Deferred	All Other
	or Paid in	Stock	Incentive Plan	Compensation	Compensation
Name	Cash ($)	Awards ($)	Compensation ($)	Earnings	($)	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)
Peng I-Hsiu	0	0	0	0	0	0
Liu Yi-Sun	0	0	0	0	0	0
Chia Hsun Wa	0	0	0	0	0	0
Thomas Lee	0	0	0	0	0	0

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

Common Stock

The following table is furnished as of June 30, 2014, to indicate beneficial ownership of shares of the Company’s common stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company’s common stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group.

Class of Stock	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Common	Global Golden Group Investments Company Limited	626,385	19.00%
Common	CEDE & Co	504,487	15.00%
Common	National Financial Services, LLC	445,931	14.00%
Common	Asher Enterprises Inc	400,000	13.00%
ommon	COR Clearing LLC	274,764	9%
Common	Fred Peck	14,534	1%
Common	Thomas Lee	14,334	1%
Common	Hiroshi Shinohara	13,934	1%

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under Equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	Not applicable	20,000,000
Equity compensation plans not approved by security holders	0	Not applicable	0
Total	0	Not Applicable	20,000,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No directors, executive officers or immediate family members of such individuals were engaged in transactions with us or any of our subsidiaries during the fiscal years ended June 30, 2013 and June 30, 2014. Furthermore, we have no “interlocking” relationships in which any of our executive officers are a member of the board of directors of another entity whose executive officers are a member of our Board of directors.

ITEM 14.                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2013 and June 30, 2014 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		June 30, 2014		June 30, 2013
(i)	Audit Fees	$12,000	*	$70,000	*
(ii)	Audit Related Fees	$-0-		$-0-
(iii)	Tax Fees	$2,000-		$2,000-
(iv)	All Other Fees	$-0-		$-0-

* Audit fee for fiscal years ended June 30, 2014 and June 30, 2013 were accrued to the auditors, Albert Wong & Co., LLP.

PART IV

ITEM 15.                     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

Exhibit
Number	Description of Exhibit

2.1	Articles of Merger (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Cooperative Agreement re: formation of Jiayin E-Commerce joint venture (2)
10.2	Agreement Regarding Transfer of Properties on 38th Floor, Guomao Building (3)
10.3	Shareholding Transfer Agreement dated May 23, 2003 between IMOT Information Technology (Shenzhen) Ltd. and Shanghai Newray Business Development Co., Ltd. (4)
10.4	Share Transfer Agreement among IMOT Information Technology (Shenzhen) Ltd., Shenzhen Golden Anke Technology Co. Ltd., Intermost Corporation, Tu Guoshen and Li Zhiquan (5)
10.5
Sale and Purchase Agreement among IMOT Information Technology (Shenzhen) Ltd., Shanghai Fortune Venture Limited,
North Shanghai Branch of Shanghai Technology Property Right Exchange Center and Intermost Corporation (6)

10.6	Distributorship Agreement dated November 28, 2002 between KanHan Technologies Limited and ChinaE.com Information Technology Ltd. (7)
10.7	Intermost Corporation 2003 Equity Incentive Plan (8)
10.8	Joint Venture Agreement among Intermost Corporation and Entities and/or Individuals Collectively Referred to as “Investors.”*
14	Code of Ethics (9)
21	Significant Subsidiaries *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to the respective exhibits filed with the Registrant’s 10-KSB Amendment filed with the SEC on October 15, 2004
(2)	Incorporated by reference to the respective exhibits filed with Registrant’s Registration Statement on Form 10-SB (Commission File No. 0-30430).
(3)	Incorporated by reference to the respective exhibits filed with the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.
(4)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2003.
(5)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2004.
(6)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2004.
(7)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2003.
(8)	Incorporated by reference to the exhibit filed with the Registrant’s Proxy Statement filed with the SEC on January 6, 2004.
(9)	Incorporated by reference to the exhibit filed with the Registrant’s 10-KSB Amendment filed with the SEC on October 25, 2004.
(10)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2004.

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

On May 13, 2011 the Registrant filed a Current Report to report that the Company was movingto new office premises on May 16, 2011.

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

ITEM 15.                     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following auditor’s report and financial statements are filed as part of this annual report:

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEET	F3 – F4

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME	F-5

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	F-6

CONSOLIDATED STATEMENT OF CASH FLOWS	F7 – F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9 – F-41

ALBERT WONG & CO., LLP
CERTIFIED PUBILC ACCOUNTANTS
139 Fulton Street, Suite 818B,
New York, NY 10038-2532
Tel : 212-226-9088
Fax: 212-437- 2193

To:	The board of directors and stockholders of
Uni Core Holdings Corporation

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Uni Core Holdings Corporation and subsidiaries as of June 30, 2014 and 2013 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014 and 2013 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uni Core Holdings Corporation as of June 30, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York	Albert Wong & Co., LLP.
October 13, 2014	Certified Public Accountants

UNI CORE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2014 AND 2013
(Stated in US Dollars)

	Notes	2014	2013
ASSETS
Current assets
Cash and cash equivalents	2(e)	$23,572	$270,381
Accounts receivable, net	2(f)	-	1,738,015
Deposits, prepayment and other receivables	3	997	63,910
Amount due from related company	5	-	663,812
Other loan receivables	6	-	97,578
Inventory	8	-	495,172
Total current assets		$24,569	$3,328,868
Unlisted investment	2(g)	-	290,274
Goodwill	4	-	838,735
Plant and equipment, net	7	1,993	3,180,926
Intangible assets, net	9	-	5,040

TOTAL ASSETS		$26,562	$7,643,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$-	$6,471,402
Accrued liabilities and other payable	10	305,682	7,370,108
Customers deposits		-	199,306
Advance from a shareholder	11	-	376,416
Convertible promissory notes	12	335,848	335,720
Short term loan	13	-	6,148,857
Business and other taxes payable		-	1,211
Total current liabilities		$641,530	$20,903,020
TOTAL LIABILITIES		$641,530	$20,903,020

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2014 AND 2013
(Stated in US Dollars)

	Notes	2014	2013
STOCKHOLDERS’ EQUITY

Preferred stock at $0.001 par value, 5,000,000 (2013: 5,000,000) shares authorized, Nil (2013: Nil) shares issued and outstanding.		-	-

Common stock at $0.001 par value, 10,000,000,000 (2013: 10,000,000,000) shares authorized, 3,951,773 (2013: 1,804,522) shares issued and outstanding at June 30, 2014;	15	$3,952	$1,805
Additional paid-in capital	15	61,521,935	61,482,822
Accumulated deficit		(61,085,027)	(75,281,821)
Non-control interest		-	(720,304)
Accumulated other comprehensive income (loss)	2(t),15	(1,055,828)	1,258,321

		$(614,968)	$(13,259,177)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$26,562	$17,978,051

The issued common stock and additional paid-in capital as of June 30, 2013 were retroactively restated to reflect the 5,000:1 reversed stock split effective on February 25, 2014.

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars)

	Notes	2014	2013

Net revenues	2(m)	$3,635,296	$6,723,660
Cost of net revenues		(3,551,679)	(6,613,338)

Gross profit		$83,617	$110,332
Selling, general and administrative expenses		(4,431,506)	(1,923,193)

Loss from operations		$(4,347,889)	$(1,812,871)
Interest income		49	918
Interest expense		(347,363)	(589,626)

Other income		42,254	-
Other expenses		-	(195,212)
Bad debts written off	3(d)	-	(744,749
		$(4,652,949)	$(3,341,540)
Unusual items
Income/(loss) on disposal of subsidiaries	18	19,570,716	(10,711,377)
Impairment on Goodwill	4	-	-
Provision for impairment on intangible assets	9	-	-
Income/(loss) before income taxes and minority interests		$14,917,767	$(14,052,917)
Income taxes	14	-	-
Net income/(loss) before minority interests		$14,917,767	$(14,052,917
Non-control interest		(720,973)	-

Net income/(loss)		$14,196,794	$(14,052,917)

Net income/(loss) per share:
-Basic		$6.72	$(10.85)

-Diluted		$1.35	$(10.85)

Weighted average no. of common stock:
-Basic		2,113,030	1,295,022
Dilutive effect of convertible notes		8,396,200	-
-Diluted		10,509,230	1,295,022

The issued common stock and additional paid-in capital as of June 30, 2013 were retroactively restated to reflect the 5,000:1 reversed stock split effective on February 25, 2014.

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars)

			Additional	Accumulated
	No.		paid	Other
	shares	Common	In	Comprehensive	Accumulated	Non-control
	outstanding	stock	capital	Income/(loss)	deficit	interest	Total
Balance, July 1, 2012	1,514,035,427	1,514,036	58,822,870	2,266,281	(61,228,904)	-	1,374,283
Net (loss)/profit	-	-	-	-	(14,052,917)	-	(14,052,917)
Issuance of common stock	7,508,572,187	7,508,572	(6,360,851)	-	-	-	1,147,721
Acquisition of subsidiaries	-	-	-	-	-	(720,304)	(720,304)
Foreign currency translation adjustment	-	-	-	(1,007,960)	-	-	(1.007,960)

Balance, June 30, 2013	9,022,607,614	9,022,608	52,462,019	1,258,321	(75,281,821)	(720,304)	(13,259,177)

Balance, July 1, 2013	9,022,607,614	9,022,608	52,462,019	1,258,321	(75,281,821)	(720,304)	(13,259,177)
Net (loss)/profit	-	-	-	-	14,196,794	720,304	14,917,098
Issuance of common stock	500,000,000	500,000	(475,000)	-	-	-	25,000
Reverse split	(9,520,703,092)	(9,520,703)	9,520,703	-	-	-	-
Issuance of common stock	2,047,251	2,047	14,213	-	-	-	16,260

Foreign currency translation adjustment	-	-	-	(2,314,149)	-	-	(2,314,149)
Balance, June 30, 2014	3,951,773	3,952	61,521,935	(1,055,828)	(61,085,027)	-	(614,968)

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars)

	Note	2014	2013
Cash flows from operating activities
Net loss		$14,196,794	$(14,052,917)
Income on disposal of subsidiaries		(19,570,716)	-
Amortization of intangible assets		-	-
Bad debts	3(d)	-	1,228,671
Depreciation		-	358,089
Loss on disposal of fixed assets		-	3,243,305
Impairment of goodwill	4	-	-
Impairment of investment		-	-
Non-control interest		720,304	(720,304)

Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts receivable, net		-	4,739,580
Deposits, prepayment and other receivable		1,135,727	1,769,589
Inventory		-	1,053,965
Accounts payables		-	1,034,023
Accrued liabilities and other payable		(31,564)	4,277,783
Customers deposits		-	196,257
Deferred revenue		-	-
Business and other taxes payable		(1,218)	1,192

Net cash generated from/(used in) operating activities		$(3,550,673)	$3,129,233

Cash flows from investing activities
Acquisition of plant and equipment		$-	$(39,883)
Acquisition of intangible assets		-	(4,963)

Net cash used in investing activities		$-	$(44,846)

UNI CORE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars)

	2014	2013
Cash flows from financing activities
Issuance of convertible loan stock	-	5,800
Advance from a shareholder	$-	$(737,210)
Repayment of finance lease	-	-
Bank loans	-	(897,763)
Insurance of common stock	41,260	920,572

Net cash (used in)/provided by financing activities	$41,260	$(708,601)

Net increase/(decrease) in cash and cash equivalents	$(3,509,413)	$2,375,786)
Effect of foreign currency translation on cash and cash equivalents	3,262,604	(2,612,052)

Cash and cash equivalents–beginning of year	270,381	506,647

Cash and cash equivalents–end of year	$23,572	$270,381

	2014	2013
Supplementary cash flow information:
Interest received	$49	$918
Interest expense	(347,363)	(589,626)

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
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
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
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

The Company acquired the Shaanxi Prosperous Agriculture Co., Limited and its subsidiary on June 30, 2013 with a consideration of USD1,100.

The Company’s subsidiaries and affiliated companies and their principal activities as of June 30, 2014 are summarized as follows:

Name	Place of incorporation of organization	Percentage of Equity Interest Attributable to the Company	Principal Activities
Uni Core Holdings Corporation (“IL”)	British Virgin Islands	100%	Investment holding

Leader Palace International Limited (LP)	British Virgin Islands	100%	Inactive

Intermost (H.K.) Limited (“IHKL”)	Hong Kong	100%	Inactive

IMOT Information Technology (Shenzhen) Ltd. (“IITSL”)(1)	PRC	100%	Inactive

APT Paper Group Limited (“APTPGL”)(2)	Cayman Islands	100%	Investment holding

Plan Star Development Limited (“PSDL”)(2)	Hong Kong	100%	Investment holding

Jin Long Paper Products Company Limited (“JLPPCL”)(2)	PRC	100%	Inactive and impaired

Ho Ni Long Honeycomb Paper Product (Shenzhen) Company Limited (“HNL”)(2)	PRC	100%	Inactive and impaired

Pheng Hoon Honeycomb Paper Products Pte. Limited (“PHHP”)(2)	Singapore	12.67%	Paper or paper product wholesale

UNI CORE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)	Principles of Consolidation (continued)

Name	Place of incorporation of organization	Percentage of Equity Interest Attributable to the Company	Principal Activities
APT Investment Limited(2)	British Virgin Islands	100%	Investment holding

ShenZhen Jin Li Honeycomb Paper Products Equipments Company Limited(2)	PRC	100%	Inactive and impaired

APT Management Limited(2)	British Virgin Islands	100%	Investment holding

Su Zhou Eastern Sunrise Company Limited(2)	PRC	100%	Inactive and impaired

Ivanhoe Holdings Limited(3)	Hong Kong	100%	Investment holding

Qing Dao Eastern Sunrise Company Limited(3)	PRC	100%	Manufacturing and wholesale of paper product

Shaanxi Prosperous Agriculture Company Limited (“SPACL”)(4)	PRC	51%	Production of agricultural products

Xi’an Zoyo Management and Consulting Company Limited (“XZMCCL”)(4)	PRC	40.80%	Management consultancy.

(1) IITSL is wholly foreign owned enterprise established in the PRC to be operated until 2018.
(2) APT group of companies in Shenzhen and Suzhou were
(3) APT group of companies in Qingdao were sold to a third party
(4) SPA group of companies were totally impaired due to continuous unsatisfactory operation resulting and negative performance.

UNI CORE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
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
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
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
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
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

The annual test of the potential impairment of goodwill requires a two-step process. Step one of the impairment test involves comparing the estimated fair values of reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment loss. If the carrying amount is less than fair value, further testing of goodwill impairment is not performed.

Step two of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. Under step two, determining the implied fair value of goodwill requires the valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date. The difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of goodwill. The goodwill impairment charge, if any, would be the difference between the carrying amount of goodwill and the implied fair value of goodwill upon the completion of step two.

For purposes of the step one analyses, determination of reporting units’ fair value is based on the income approach, which estimates the fair value of our reporting units based on discounted future cash flows.

We determined the fair value of each reporting unit using the income approach, which utilizes a discounted cash flow model, as we believe that this approach best approximates the reporting unit’s fair value at this time. Judgments and assumptions related to revenue, operating income, future short-term and long-term growth rates, weighted average cost of capital, interest, capital expenditures, cash flows, and market conditions are inherent in developing the discounted cash flow model.

The circumstances leading to the impairment are attributed to the changes in the competitive environment and forecasted results of our business operations. We considered historical rates and current market conditions when determining the discount and growth rates to use in our analyses. Since the goodwill was written down to nil, there will be no further impairment charges for goodwill in the future. See Note 4 for goodwill impairment details.

UNI CORE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
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
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
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
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
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

The Company did not have any stock options outstanding during the year ended June 30, 2014 (2013: Nil). Accordingly, no pro forma financial disclosure is provided herein.

UNI CORE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(o)	Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

(p)	Advertising

The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $nil and $nil for the years ended June 30, 2014 and 2013 respectively.

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

In respect of the Company’s subsidiaries domiciled and operated in China, Taiwan and Hong Kong, the taxation of these entities can be summarized as follows:

The subsidiaries incorporated in PRC are subject to the corporation income tax rate of 25% for 2014 and 2013.

The subsidiary incorporated in BVI while operated in Taiwan will be considered a non-resident for tax purposes to the profit-seeking enterprise income tax which is from 0% to 25%. However, it will be subject to profit-seeking enterprise income tax only for its income derived from Taiwan sources.

The subsidiaries are subject to Hong Kong profits tax rate of 16.5% (2013: 16.5%).

UNI CORE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
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

The Company computes net income (loss) per share in accordance with ASC 260 “Earnings Per Share” formerly SFAS No. 128. “Earnings Per Share”. ASC 260 requires presentation of both basic and diluted earnings per Share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.\

UNI CORE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
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

	June 30, 2014	June 30, 2013
Year end HKD : US$ exchange rate	7.7511	7.7565
Average yearly HKD : US$ exchange rate	7.7527	7.756

	June 30, 2014	June 30, 2013
Year end RMB : US$ exchange rate	6.1552	6.1807
Average yearly RMB : US$ exchange rate	6.1410	6.2767

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
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
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
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
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
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
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
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
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

This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC). Under current U.S. GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The assessment of controlling financial interest is performed under either: (a) a voting interest model; or (b) a variable interest entity model. In a variable interest entity model, the company has a controlling financial interest when it has: (a) the power to direct the activities that most significantly affect the economic performance of the entity; and (b) the obligation to absorb losses or the right to receive benefits of the entity that could be potentially significant to the entity. To determine which model applies, a company preparing financial statements must first determine whether it has a variable interest in the entity being evaluated for consolidation and whether that entity is a variable interest entity.

The new guidance allows a private company to elect (when certain conditions exist) not to apply the variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and the leasing arrangement. Under the amendments in this ASU, a private company lessee could elect an alternative not to apply variable interest entity guidance to a lessor when:

-The private company lessee and the lessor are under common control;
-The private company lessee has a leasing arrangement with the lessor;
-Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities (including supporting leasing activities) between those two companies, and
-If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor.

UNI CORE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars)

3.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables are summarized as follow:

	2014	2013
Rental and utilities deposits	$-	$162
Advance to employees (a)	997	42,395
Deposit for legal services	-	21,353
Exchange difference		-

	$997	$63,910

(a)
Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the rollforward of the activity in the advances to employees.

UNI CORE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
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
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
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

UNI CORE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars)

5.	AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties, it was unsecured, interest free and repayable on demand, it comprises the followings:

	2014	2013
First Federal Holdings Limited	$-	$663,812
Exchange currency difference	-	-

	$-	$663,812

6.	OTHER LOAN RECEIVABLES

The Company made a loan to an un-related third party of US$250,000 and US$350,000 on November 28, 2005 and December 12, 2005, respectively with interest rate at 12% p.a. and due and payable on September 28, 2006 and September 12, 2006 respectively. The Company had written off US$97,578 from advanced to third party. Nil (2013: US$97,578) balances of the loans are outstanding and the Company will no longer have loan interest income accordingly.

UNI CORE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars)

7.	PLANT AND EQUIPMENT, NET

Plant and equipment comprise the followings:

	2014	2013
At cost
Buildings	$-	$3,255,123
Machinery and equipment	-	2,856,216
Motor vehicles	-	75,798
Leasehold improvement	-	-
Furniture and office equipment	8,129	172,717

	$8,129	$6,359,854
Less: Accumulated depreciation	(6,136)	(3,178,928)

	$1,993	$3,180,926

Depreciation expenses were $1,824 and $358,089 for the years ended June 30, 2014 and 2013 respectively.

8.	INVENTORIES

Inventories comprise the followings:

	2014	2013

Finished goods	$-	$220,626
Work in process	-	135,199
Raw materials and low value consumables	-	139,347
	$-	$495,172
Provision for obsolete stock	-	-)
Net inventory	$-	$495,172

UNI CORE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars)

9.	INTANGIBLES, NET

As of June 30, 2014, a provision of impairment is provided for the entire intangible asset owing to continuously loss of the APT Paper Group Limited which rendered the intangible asset to be valueless. Details of intangibles are as follows:

	2014	2013

Land use rights, at cost	$-	$1,200,877
Patents and trademark, at cost	-	58,552
Exchange difference	-	52,694

	$-	$1,312,123
Less: accumulated amortization		(97,236)
Intangibles after amortization	$-	$1,214,887
Less: provision for impairment	-	(1,209,847)
Total intangibles, net	$-	$5,040

Amortization expense included in the general and administrative expenses for the years ended 2014 and 2013 were nil and $24,521 respectively.

10.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables are summarized as follows:

	2014	2013
Wages and bonus	$-	$132,429
Consultancy fees	-	40,081
Accrual	31,369	36,476
Other payables to unrelated parties	-	-
Audit and review fees	26,000	114,515
Deposit from customers	-	6,803,665
Loan from shareholder	248.092	242,942

	$305,461	$7,370,108

11.         ADVANCE FROM A SHAREHOLDER

Advance from a shareholder, Pai, Chia-Hui, also known as Fred C.H. Peck, the shareholder of the group, who provided urgent funds for subsidiaries’ operation. The amount is unsecured, interest free and repayable on demand.

UNI CORE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars)

12.	CONVERTIBLE PROMISSORY NOTES

The convertible promissory notes are convertible within six months with interest accrued in accordance to the discount rate of the market price of the stock. There was no embedded feature carried with the convertible note. Details of the convertible note are as follows:

As of June 30, 2014

Note providers	Note Principal	Interest rate	Interest accrued	Converted amount	Outstanding amount

Asher Enterprises, Inc.	198,300	12%	8,378	6,290	200,388
Magna Group, LLC	69,740	8%	6,086	6,000	69,826
Tonaquint, Inc.	67,680	18%	1,943	3,970	65,653
TOTAL	335,720		16,388	16,260	335,848

As of June 30, 2013

Note providers	Note Principal	Interest rate	Interest accrued	Converted amount	Outstanding amount

Asher Enterprises, Inc.	423,000	12%	8,780	233,480	198,300
Magna Group, LLC	345,000	12%	1,251	276,511	69,740
Tonaquint, Inc.	631,000	18%	26,497	589,817	67,680
TOTAL	1,399,000		36,528	1,099,808	335,720

13.	SHORT TERM LOAN

Details of short term loans are as follows:

	Due date	Interest rate	June 30, 2014
Bank Of Communications (Shenzhen Branch)(1)	-	**Prime +10%	-
Haier Financial Limited Company(1)	-	**Prime +40%	-
China Development Bank (1)	-	**Prime +10%	-
-

(1)	The loans were transferred to the buyer who acquired the APT Qingdao operations.

	Due date	Interest rate	June 30, 2013
Bank Of Communications (Shenzhen Branch)	Feb 11, 2014	**Prime +10%	456,405
Haier Financial Limited Company	Dec 9, 2013	**Prime +40%	725,377
China Mensheng Bank (2)	Apr 13, 2014	**Prime +10%	4,853,819
Exchange currency difference			113,256

			6,148,857

(2)   The loan was secured by the Company assets:

June 30, 2013
Land use rights	$1,200,877
Buildings	$3,112,037

** Prime rate is the periodical interest rate published by The People’s Bank of China.

UNI CORE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
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

The reconciliation of the United States federal income tax rate to the effective income tax rate based on loss before income taxes stated in the consolidated statements of operations is as follows:

Deferred taxation consisted of:

	2014	2013
Net operating loss carry forwards	$15,200,746	$19,852,649
Valuation allowance	(15,200,746)	(19,852,649)

Deferred tax assets, net	$-	$-

The change in valuation allowance from June 30, 2013 to June 30, 2014 is primarily related to the tax effects of the increase in the net operating loss in the current fiscal year. The Company has net operating loss carry forwards totaling approximately $61 million as of June 30 2014 (2013: $75 million), primarily relating to operations in the PRC and Taiwan. A valuation allowance has been established for the full amount of the deferred tax benefit related to those loss carry forwards and other deferred tax assets as management believes that their realization is uncertain. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2010, 2011 and 2012 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company’s 2007/2008, 2008/2009, 2010/2011, 2011/2012, 2012/2013 and 2013/2014 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination. The Company’s 2009, 2010, 2011, 2012 and 2013 China Corporate Income Tax are subject to China State Administration of Taxation examination.

UNI CORE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars)

15.	STOCKHOLDERS’ EQUITY

Year ended June 30, 2014

From July 2013 to September 2014, the Company issued 100,000 (original 500,000,000 before 5,000:1 reversed stock split) to Global Golden Group Investments Company Limited for $25,000 to repay debt without interest.

From July 2013 to June 2014, Asher Enterprises, Inc. has exercised conversion right of US$6,290 convertible promissory note to 589,737share of ordinary common stock; Magna Group, LLC has exercised conversion right of US$6,000 convertible promissory note to 1,079,519share of ordinary common stock; Tonaquint Inc. has exercised conversion right of US$3,970 convertible promissory note to 377,025 share of ordinary common stock.

During July 2013 to June, 2014, the total fund raised was $41,260. Total common stock issued was 2,046,281.

From March to June 2014, the Company has issued 589,737 share of ordinary common stock with market value of $6,290 to settle various loans due to Asher Enterprises, Inc.

From Aug 2013 to April 2014, the Company has issued 377,025share of ordinary common stock with market value of $3,970 to settle various loans due to Tonaquint Inc.

From July 2013 to June 2014, the Company has issued 1,079,519 share of ordinary common stock with market value of $6,000to settle various loans due to Magna Equities II, LLC.

UNI CORE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars)

15.	STOCKHOLDERS’ EQUITY (Continue)

Year ended June 30, 2013

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
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars)

16.	COMMITMENTS

Operating Leases - The Company has operating lease agreements for office premises, which expiring through Dec 2012. Future minimum rental payments under agreements classified as operating leases with non-cancelable terms for the next one year and thereafter are as follows:

June 30,
2015	$-
2016 and thereafter	-

$-

Rental expense paid for the years ended June 30, 2014 and 2013 were $nil and $1,054,782 respectively.

UNI CORE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
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

Based on the revenue information from 2014 and 2013, the Company generated over 80% and 90% revenue respectively from APT Group companies which is operating the sales of paper products. Moreover, the Company generated over 90% of revenue from PR China. Accordingly, the Company is not required to provide segment information on product or geographic category.

18.	IMPAIRMENT OF INVESTMENT IN ASSOCIATED AND SUBSIDIARY COMPANIES

During the fiscal year ended June 30, 2013, the company impaired the investment in APT paper group limited including the Su Zhou Eastern Sunrise Company Limited, ShenZhen Jin Li Honeycomb Paper Products Equipments Company Limited, Jin Long Paper Products Company Limited and Ho Ni Long Honeycomb Paper Product (Shenzhen) Company Limited. The total loss on the impairment disposal of these four subsidiaries was $10,711,377. During the fiscal year ended June 30, 2014, the company disposed the investment in APT paper group limited in Qingdao and impaired the investment in SPA located at Xi’an. The total gain on the disposal and impairment of these companies were $19,570,716.

UNI CORE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars)

19.	GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $61,084,806 as of June 30, 2014. The Company also continues to experience negative cash flows from operations. The Company will be required to raise additional capital to fund its operations, and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to strengthen its core business, control its overall expenditures, improve the efficiency of its operations and continue its efforts to expand by acquiring other business opportunities.

20.	SUBSEQUENT EVENT

From the financial year July 2014 to September 2014, the convertible loan holders have exercised their conversion right and the Company has issued 9,373,663 ordinary shares of common stock to them.

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements except the above- mentioned matters.

Item 15. Exhibits and Financial Statement Schedules (II)

NONE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI CORE HOLDINGS CORPORATION

By:	/s/ Peng I-Hsiu
Peng I-Hsiu
Chief Executive Officer

By:	/s/ Liu Yi-Sun
Liu Yi-Sun
Chief Financial Officer

Dated: October 13, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date: October 13, 2014

/s/ Fred Peck	Director
Fred Peck

/s/ Peng I-Hsiu	Chief Executive Officer
Peng I-Hsiu

/s/Hiroshi Shinohara	Director
Hiroshi Shinohara

F-42