Form 10-Q
period 2014-09-30
UNI CORE HOLDINGS CORP
filed 2014-11-12
CIK 1088312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission file number:  000-30430

Uni Core Holdings Corporation
(Exact name of registrant as specified in its charter)

Formerly known as “Intermost Corporation”

Wyoming	87-0418721
(State or other jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

Room 721, World Financial Center, Shennan East Road, Shenzhen City, Guangdong Province, China 518008	000000
(Address of principal executive offices)	(Zip Code)

(86) 755-822-33721
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,373,155 shares of common stock as of November 10, 2014

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept 30, 2014	June 30, 2014
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$6,330	$23,572
Accounts receivable, net	-	0
Deposits, prepayment and other receivables	1,000	997
Amount due from related company	7,584	-
Other loan receivables	-	-
Inventory	-	4-

Total current assets	$14,914	$24,569
Unlisted investment	-	-
Investment in associated companies	778-	-
Goodwill	-	-
Plant and equipment, net	1,997	1,993
Intangible assets, net	-	-

TOTAL ASSETS	$17,689	$26,562

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$310,099	$305,461
Accrued liabilities and other payable	-	-
Customers deposits	-	-
Advance from a shareholder	-	-
Convertible promissory notes	342,642	337,434
Short term loan	-	-
Business and other taxes payable	-	-

Total current liabilities	$652,741	$643,116

TOTAL LIABILITIES	$652,741	$643,116

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept 30, 2014	June 30, 2014
	USD	USD
STOCKHOLDERS’ EQUITY

Preferred stock at $0.001 par value,
5,000,000 shares authorized,
Nil (June 30, 2012:Nil) shares issued and outstanding	-	-

Common stock at $0.001 par value,
10,000,000,000 shares authorized, 15,373,155 (June30, 2014: 3,302,422) shares issued and outstanding	15,372	3,302
Additional paid-in capital	61,507,438	61,521,085
Accumulated deficit	(61,089,906)	(61,085,021)
Non-control interest	-	-
Accumulated other comprehensive loss	(1,067,956)	(1,055,914)

	$(635,052)	$(616,554)
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$17,689	$26,562

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended Sept 30,
	2014	2013
	USD	USD
Net revenue	-	1,504,850
Cost of revenues	-	(1,472,235)
Gross profit	-	32,615
Costs and expenses:
Selling, general and administrative expenses	10,096	(415,132)
Impairment of goodwill	-	-
Exchange differences	-	(681)
Amortization of intangible assets	-	0
Total costs and expenses	10,096	(415,813)

Loss from operations	10,096	(383,198)
Interest income	-	-
Interest expenses	-	(156,182)
Bad debts recovery
Other income (loss), net	-	795,888
Profit /(Loss) before income taxes, minority interests
and equity in earnings of associated companies	10,096	256,512
Income taxes	0	0
Loss before minority interests and equity in
earnings of associated companies	10,096	256,512
Minority interests	-	(5,684)

Net profit / (loss)	10,096	250,828

Net loss per common share-basic and diluted	0.0006567	0.00002
Weighted average number of common shares
outstanding-basic and diluted	15,373,155	9,321,520,657

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended Sept 30,
	2014	2013
	USD	USD
Cash flows from operating activites
Net profit /(loss)	10,094	250,828
Amortization of intangible assets
Depreciation
Loss on disposal of fixed assets
Non-control interests	-	(53,377)
Adjustments to reconcile net loss to net cash
provided by operating activities:-
Accounts receivables	-	185,070
Inventories	-	29,739
Deposits, prepayments and other receivables	-	(14,183)
Accounts payable	(4,638)	46,271
Accrued liabilities	-	(282,552)
Cutomer deposits	-	(11,962)
Business taxes and government surcharges payable	-	(639)
Net cash generated from/(used in) operating activities	5,456	149,195
Cash flows from investing activities
Acquisition of intangible assets	-	(4,817)
Net cash used in investing activities	-	(4,817)
Cash flows from financing activities
Advances from related parties	-	-
Bank loan	-	139,385
Advance from director	-	(17,517)
Convertible loan stock	0	0
Net cash generated from/(used in) financing activities	-	121,868

Cash and cash equivalents
Net increase (decrease)	5,456	266,246
Accumulated other comprehensive loss	(22,698)	(346,172)
Balance at beginning of period	23,572	270,381
Balance at end of period	6,330	190,455

Supplemental cash flow information:
Interest received	-	4
Interest expenses	-	(156,182)

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED SEP 30, 2014 AND 2013

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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2013, the results of operations for the THREE MONTHS ended September 30, 2014 and2013, and the cash flows for the THREE MONTHS ended September 30, 2014 and 2013. The balance sheet as of June 30, 2014 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, as filed with the Securities and Exchange Commission.

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

The results of operations for the THREE MONTHS ended September 30, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2014.

2.  NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the THREE MONTHS ended September 30, 2014 and 2013. Accordingly, basic and diluted earnings per share are the same for all periods presented.

3.  FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in Renminbi (“Rmb”), the currency of the People’s Republic of China (the “PRC”). The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb6.1386 to US$1.00. The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss. For further information, refer to the Note 6.

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Rmb continuously appreciated to Rmb6.229 for US$1 at June 30, 2014. And the Rmb further appreciated to Rmb6.1386 for US$1 at this quarter ended September 30, 2014.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

For the purposes of financial statements presentation, the United States dollars equivalents of the all numbers are translated at the rate of USD$1 to Rmb6.1386.

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

The Company did not have any stock options outstanding during the period ended September 30, 2014 (2013: Nil). Accordingly, no pro forma financial disclosure is provided herein.

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

In a typical repo transaction, an entity transfers financial assets to counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. FASB Accounting Standards Codification™ (Codification) Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets.

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
Paper Products
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

Results of Operations - Three Months Ended September 30, 2014 and 2013

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest US$1,000.

Net Revenues

Net revenues for the three months ended September 30, 2014 were derived principally from sales of paper products of APT Paper Group Limited and agricultural products wholesale by Shaanxi Prosperous Agriculture Company Limited.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	3 months ended September 30
	2014	2014	2013	2013
	USD'000%		USD'000%
Sales of paper products	0	0%	1,440	96%
Agricultural products wholesale	0	0%	65	4%
	0	0%	1,505	100%

Total net revenues decreased to $0 during the three months ended September 30, 2014, as compared to $1,505K during the three months ended September 30, 2013. The decrease in total net revenues was primarily due to the Company has completely disposed the entire paper business in the APT group of companies located at Shenzhen, Suzhou and Qingdao.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

3 months ended September 30
2014	2014	2013	2013
USD'000%	USD'000%
Engineering/technician salaries	0	0%	27	2%
Direct materials	0	0%	1,211	80%
Direct labor	0	0%	70	5%
Manufacturing overhead	0	0%	122	8%
Depreciation	0	0%	22	1%
Others	34	100%	20	1%
34	100	%-	1,472	97	%-

The Costs of revenues for the periods ended September 30, 2014 consist principally other costs inclyding travel employee benefits and office expenses. Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense consists principally of sales commissions, advertising, other marketing expenses, rental expenses, salaries for administrative and sales staff, and corporate overhead.

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	3 months ended September 30
	2014	2014	2013	2013
	USD'000%		USD'000%
Sales & Marketing salaries & commissions	0	0%	96	6%
Other sales and marketing exp	0	0%	64	4%
Rentals	0	0%	24	2%
Administrative salaries	0	0%	158	10%
Consultancy Fee	0	0%	2	0%
Corporate overhead	0	0%	71	5%
	0	100%	415	27%

The principal components of SG&A during the three months ended September 30, 2014 were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the three months ended September 30, 2014, SG&A expense decreased by 100% to $0K, as compared to $415K for the three months ended September 30, 2013.

The decreased in SG&A was mainly come from closing down of two of the Company’s subsidiary independently operated APT Paper Group Limited paper factories located in Shenzhen and Suzhou.

Income Taxes

There was no income tax for both the three months ended September 30, 2014 and the three months ended September 30, 2013.

Minority Interest

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

Net Income (Loss)

The Company had net loss of $10K during the three months ended September 30, 2014, as compared to a net profitof $251K during the three months ended September 30, 2013.

Liquidity and Capital Resources – September 30, 2014

At September 30, 2014, the Company had cash and cash equivalents of $6K and net current liabilities of $652K, as compared to $190K of cash and cash equivalents and $17,836K of net current liabilities capital at September 30, 2013. The accounts receivable was decreased by $1,562K to $0K in 2014 as compared to $1,562K in 2013. The main reason of such decrease was due to the decrease in sales and closure of Shenzhen & Suzhou factories. The deposits, prepayments and other receivables were decreased $78K to $1K in 2014 as compared to $1,631K in 2013. The decrease was mainly from the decrease of trade deposits paid to suppliers & closure of factories.
Net cash generated from operating activities was $(49)K for the three months ended September 30, 2014, as compared to net cash generated from operating activities of $1491K for the three months ended September 30, 2013.

Net cash used in investing activities was $0K and $5K for the three months ended September 30, 20143 and September 30, 2013 respectively, mainly consisting of an increase in additions of fixed assets.

Net cash generated from financing activities was $0K for three months ended September 30, 2014, was mainly the bank loans.  Net cash used in financing activities was 0K for the three months ended September 30, 2012.

The Company continues to evaluate various opportunities to improve the operating performance of the Company’s businesses and to invest in or acquire other types of businesses.

Principal Commitments

At September 30, 2014, the Company has operating lease agreements for office premises, which are expiring in June 2035. The Company does not have any material commitments for capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at September 30, 2013.

Subsequent Event

From the financial year July 2014 to September 2014, the convertible loan holders have exercised their conversion right and the Company has issued 10,023,014 ordinary shares of common stock to them.

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements except the above- mentioned matters.

RISK FACTORS

In addition to other information in this Form 10-Q, including many risks presented in our Management’s Discussion and Analysis, the following risk factors should be carefully considered in evaluating our business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control.  The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition.  As a result of the risk factors set forth below and elsewhere in this 10-Q, the risks identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2013..

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

We concluded that our internal control over financial reporting was not effective as of September 30, 2013.

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

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

We had no legal proceedings outstanding as at September 30, 2014.

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

UNI CORE HOLDINGS CORPORATION

Date: November 10, 2014	By:	/s/ Peng I-Hsiu
Peng I-Hsiu
Chief Executive Officer

By:	/s/ Liu Yi-Sun
Liu Yi-Sun
Chief Financial Officer