Form 10-Q
period 2014-12-31
UNI CORE HOLDINGS CORP
filed 2015-01-20
CIK 1088312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

 (Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission file number:  000-30430

Uni Core Holdings Corporation
(Exact name of registrant as specified in its charter)

Formerly known as “Intermost Corporation”

Wyoming	87-0418721
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

Room 721, World Financial Center, Shennan East Road, Shenzhen City, Guangdong Province, China 518008	000000
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:35,149,362 shares of common stock as of  January 9, 2015

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec 31, 2014	June 30, 2014
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$2,251	$23,572
Accounts receivable, net	-	0
Deposits, prepayment and other receivables	(5,352)	997
Amount due from related company	7,584	-
Other loan receivables	-	-
Inventory	-	4-

Total current assets	$4,483	$24,569
Unlisted investment	-	-
Investment in associated companies	778-	-
Goodwill	-	-
Plant and equipment, net	1,997	1,993
Intangible assets, net	-	-

TOTAL ASSETS	$7,258	$26,562

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$314,985	$305,461
Accrued liabilities and other payable	-	-
Customers deposits	-	-
Advance from a shareholder	8,158-	-
Convertible promissory notes	338,796	337,434
Short term loan	-	-
Business and other taxes payable	-	-

Total current liabilities	$661,939	$643,116

TOTAL LIABILITIES	$661,939	$643,116

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec 31, 2014	June 30, 2014
	USD	USD

STOCKHOLDERS’ EQUITY

Preferred stock at $0.001 par value,
5,000,000 shares authorized,
Nil (June 30, 2012:Nil) shares issued and outstanding	-	-

Common stock at $0.001 par value,
10,000,000,000 shares authorized,
19,776,207 (Dec 30, 2014: 35,149,362) shares issued and outstanding	15,372	3,302
Additional paid-in capital	61,467,899	61,521,085
Accumulated deficit	(61,069,996)	(61,085,021)
Non-control interest	-	-
Accumulated other comprehensive loss	(1,067,956)	(1,055,914)

	$(654,681)	$(616,554)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$7,258	$26,562

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended Dec 31
	2014	2013
	USD	USD
Net revenue	-	1,504,850
Cost of revenues	-	(1,472,235)
Gross profit	-	32,615
Costs and expenses:
Selling, general and administrative expenses	30,006	(415,132)
Impairment of goodwill	-	-
Exchange differences	-	(681)
Amortization of intangible assets	-	0
Total costs and expenses	30,006	(415,813)

Loss from operations	30,006	(383,198)
Interest income	-	4-
Interest expenses	-	(156,182)
Bad debts recovery
Other income (loss), net	-	795,888
Profit /(Loss) before income taxes, minority interests and equity in earnings of associated companies	30,006-	256,512
Income taxes	0	0
Loss before minority interests and equity in earnings of associated companies	30,006	256,512
Minority interests	-	(5,684)

Net profit / (loss)	30,006	250,828

Net loss per common share-basic and diluted	0.0009	0.00002

Weighted average number of common shares outstanding-basic and diluted	35,149,362	9,321,520,657

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Month Ended
	Dec 2014	Dec 2013
	USD	USD
Cash flows from operating activates
Net profit /(loss)	30,006	250,828
Amortization of intangible assets	-
Depreciation	-	-
Loss on disposal of fixed assets	-	-
Non-control interests	-	(53,377)
Adjustments to reconcile net loss to net cash
provided by operating activities:-
Accounts receivables	6,351	185,070
Inventories	-	29,739
Deposits, prepayments and other receivables		(14,183)
Accounts payable	(9,524)	46,271
Accrued liabilities	-	(282,552)
Cutomer deposits	-	(11,962)
Business taxes and government surcharges payable	-	(639)
Net cash generated from/(used in) operating activities	26,828	149,195
Cash flows from investing activities
Acquisition of intangible assets	-	(4,817)
Net cash used in investing activities		(4,817)
Cash flows from financing activities	-	-
Advances from related parties	-	-
Bank loan	-	-
Advance from director	-	-
Convertible loan stock	-	-
Net cash generated from/(used in) financing activities	-	121,868

Cash and cash equivalents
Net increase (decrease)	-	139,383
Accumulated other comprehensive loss	(48,149)	(346,172)
Balance at beginning of period	23,572	270,381
Balance at end of period	2,251	190,455

Supplemental cash flow information:
Interest received	-	4
Interest expenses	-	(156,182)

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SIX MONTHS ENDED DEC 31, 2014 AND 2013

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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2013, the results of operations for the SIX MONTHS ended December 31, 2014 and2013, and the cash flows for the SIX MONTHS ended December 31, 2014 and 2013. The balance sheet as of June 30, 2014 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

The results of operations for the SIX MONTHS ended December 31, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2014.

2.  NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the SIX MONTHS ended December 31, 2014 and 2013. Accordingly, basic and diluted earnings per share are the same for all periods presented.

3.  FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in Renminbi (“Rmb”), the currency of the People’s Republic of China (the “PRC”). The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb6.1927 to US$1.00. The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss. For further information, refer to the Note 6.

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Rmb continuously appreciated to Rmb6.229 for US$1 at June 30, 2014. And the Rmb further appreciated to Rmb6.1927 for US$1 at this quarter ended December 31, 2014.

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

The Company did not have any stock options outstanding during the period ended December 31, 2014 (2013: Nil). Accordingly, no pro forma financial disclosure is provided herein.

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

Total net revenues decreased to $0 during the three months ended December 31, 2014, as compared to $1,505K during the three months ended December 31, 2013. The decrease in total net revenues was primarily due to the Company has completely disposed the entire paper business in the APT group of companies located at Shenzhen, Suzhou and Qingdao.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

6 months ended December 31
2014	2014	2013	2013
USD'000%	USD'000%
Engineering/technician salaries	0	0%	27	2%
Direct materials	0	0%	1,211	80%
Direct labor	0	0%	70	5%
Manufacturing overhead	0	0%	122	8%
Depreciation	0	0%	22	1%
Others	18	100%	20	1%
18	100	%-	1,472	97	%-

The Costs of revenues for the periods ended December 31, 2014 consist principally other costs including travel employee benefits and office expenses. Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense consists principally of sales commissions, advertising, other marketing expenses, rental expenses, salaries for administrative and sales staff, and corporate overhead.

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

The principal components of SG&A during the six months ended December 31, 2014 were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the six months ended December 31, 2014, SG&A expense decreased by 100% to $0K, as compared to $415K for the six months ended December 31, 2013.

The decreased in SG&A was mainly come from closing down of two of the Company’s subsidiary independently operated APT Paper Group Limited paper factories located in Shenzhen and Suzhou.

Income Taxes

There was no income tax for both the six months ended December 31, 2014 and the six months endedDecember 31, 2013.

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

Net Income (Loss)

The Company had net loss of $30K during thesix months ended December 31, 2014, as compared to a net profitof $251K during the six months ended December 31, 2013.

Liquidity and Capital Resources – September 30, 2014

At December 31, 2014, the Company had cash and cash equivalents of $2K and net current liabilities of $661K, as compared to $437K of cash and cash equivalents and $21,005K of net current liabilities capital at December 31, 2013. The accounts receivable was decreased by $2,069K to $0K in 2014 as compared to $2,069K in 2013. The main reason of such decrease was due to the decrease in sales and closure of Shenzhen & Suzhou factories. The deposits, prepayments and other receivables were decreased $22K to $(5)K in 2014 as compared to $17K in 2013. The decrease was mainly from the decrease of trade deposits paid to suppliers & closure of factories.
Net cash generated from operating activities was $30K for the six months ended December 31, 2014, as compared to net cash generated from operating activities of $1993K for the six months ended December 31, 2013.

Net cash used in investing activities was $0K and $4K for the six months ended December 31, 2014 and December 31, 2013 respectively, mainly consisting of an increase in additions of fixed assets.

Net cash generated from financing activities was $0K for Six months ended December 31, 2014, was mainly the bank loans.  Net cash used in financing activities was 0K for the six months ended December 31, 2013.

The Company continues to evaluate various opportunities to improve the operating performance of the Company’s businesses and to invest in or acquire other types of businesses.

Principal Commitments

At December 31, 2014, the Company has operating lease agreements for office premises, which are expiring in June 2035. The Company does not have any material commitments for capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

The Company has no long-term debt at December 31 2014.

Subsequent Event

From the financial period  July 2014 to December 2014, the convertible loan holders have exercised their conversion right and the Company has issued 18,148,241 ordinary shares of common stock to them.

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

UNI CORE HOLDINGS CORPORATION

Date: January 20, 2015	By:	/s/ Peng I-Hsiu
Peng I-Hsiu
Chief Executive Officer

	By:	/s/ Liu Yi-Sun
Liu Yi-Sun
Chief Financial Officer