Form 10-Q
period 2015-03-31
UNI CORE HOLDINGS CORP
filed 2015-05-14
CIK 1088312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

 (Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:113,278,358 shares of common stock as of  March 31, 2015

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar 31, 2015	June 30, 2014
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$2,183	$23,572
Accounts receivable, net	-	0
Deposits, prepayment and other receivables	(5,291)	997
Amount due from related company	7,498	-
Other loan receivables	-	-
Inventory	-	4-

Total current assets	$4,390	$24,569
Unlisted investment	-	-
Investment in associated companies	769	-
Goodwill	-	-
Plant and equipment, net	1975	1,993
Intangible assets, net	-	-

TOTAL ASSETS	$7,134	$26,562

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$311,384	$305,461
Accrued liabilities and other payable	-	-
Customers deposits	-	-
Advance from a shareholder	8,065	-
Convertible promissory notes	334,923	337,434
Short term loan	-	-
Business and other taxes payable	-	-

Total current liabilities	$654,372	$643,116

TOTAL LIABILITIES	$654,372	$643,116

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar 31, 2015	June 30, 2014
	USD	USD
STOCKHOLDERS’ EQUITY

Preferred stock at $0.001 par value, 5,000,000 shares authorized, Nil (June 30, 2012:Nil) shares issued and outstanding	-	-

Common stock at $0.001 par value, 10,000,000,000 shares authorized, 19,776,207 (Mar 31, 215 : 113,278,358) shares issued and outstanding	15,372	3,302
Additional paid-in capital	61,490,110	61,521,085
Accumulated deficit	(61,283,083)	(61,085,021)
Non-control interest	-	-
Accumulated other comprehensive loss	(869,637)	(1,055,914)

	$(647,637)	$(616,554)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,134	$26,562

See accompanying notes to consolidated financial statements

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine months ended Mar 31
	2015	2014
	USD	USD
Net revenue	-	3,207,437
Cost of revenues	-	(3,182,084)
Gross profit	-	25,353
Costs and expenses:
Selling, general and administrative expenses	(14,040)	(1,873,772)
Impairment of goodwill	-	-
Exchange differences	-
Amortization of intangible assets	-	0
Total costs and expenses	(14,040)	(1,873,772)

Loss from operations	(14,040)	(1,848,419)
Interest income	-	126
Interest expenses	-	(329,837)
Bad debts recovery
Other income (loss), net	-	787,115
fit /(Loss) before income taxes, minority interests and equity in earnings of associated companies	(14,040)	4,571,404
Income taxes	0	0

Loss before minority interests and equity in earnings of associated companies	(14,040)	(1,391,015)
Minority interests	-	(5,650)

Net profit / (loss)	(14,040)	2,188,576

Net loss per common share-basic and diluted	0.00012	0.00002

Weighted average number of common shares outstanding-basic and diluted	113,278,358	2,188576

UNI CORE HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Month Ended
Mar 2015	Mar 2014
USD	USD
Cash flows from operating activates
Net profit /(loss)	(14,038)	(1,396,665)
Amortization of intangible assets	-
Depreciation	-	-
Loss on disposal of fixed assets	-	-
Non-control interests	-	(306,568)
Adjustments to reconcile net loss to net cash
provided by operating activities:-
Accounts receivables	(308,610)
Inventories	-	49,135
Deposits, prepayments and other receivables	6,279	63,732
Accounts payable	291,177
Accrued liabilities	(5,923)	(603,313)
Cutomer deposits	-	27,378
Business taxes and government surcharges payable	-	(249)
Net cash generated from/(used in) operating activities	(14,394)	(2,183,983)
Cash flows from investing activities
Acquisition of intangible assets	-	(4,390
Net cash used in investing activities	(4,390)
Cash flows from financing activities	-	-
Advances from related parties	-	-
Bank loan	-	442,344-
Advance from director	-	13,256-
Convertible loan stock	-	(3,708	)-
Net cash generated from/(used in) financing activities	-	2,960,167

Cash and cash equivalents
Net increase (decrease)	14,394	771,794
Accumulated other comprehensive loss	(35,783)	(761,591)
Balance at beginning of period	23,572	270,381
Balance at end of period	2,183	280,584

Supplemental cash flow information:
Interest expenses	-	(329,837)
Interest received	-	126

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NINE MONTHS ENDED MAR 31, 2015 AND 2014

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

The condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at Mar 31, 2014 the results of operations for the NINE MONTHS ended March 31, 2015 and 2014, and the cash flows for the NINE MONTHS ended March 31, 2015 and 2014. The balance sheet as of June 30, 2014 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

The results of operations for the NINE MONTHS ended March 31,2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2014.

2.  NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the NINE MONTHS ended March 31, 2015 and 2014. Accordingly, basic and diluted earnings per share are the same for all periods presented.

3.  FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in Renminbi (“Rmb”), the currency of the People’s Republic of China (the “PRC”). The Rmb is the Company's functional currency, as the Company's business activities are located in the PRC and denominated in Rmb. Translation of amounts into United States dollars ("US$") has been made at the rate of Rmb6.211 to US$1.00. The translation of the financial statements of subsidiaries whose functional currencies are other than Rmb into Rmb is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss. For further information, refer to the Note 6.

Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations. On July 21, 2005, Rmb was revalued from Rmb8.28 to Rmb8.11 for US$1 following the removal of the peg to the US dollar and pressure for the United States. The Rmb continuously appreciated to Rmb6.229 for US$1 at June 30, 2014. And the Rmb further appreciated to Rmb6.211 for US$1 at this quarter ended March 31, 2015.

The Rmb is not readily convertible into US$ or other foreign currencies. Translation of amounts from Rmb into US$ is for the convenience of readers. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

For the purposes of financial statements presentation, the United States dollars equivalents of the all numbers are translated at the rate of USD$1 to Rmb6.211.

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

The Company did not have any stock options outstanding during the period ended March 31, 2015 (2013: Nil). Accordingly, no pro forma financial disclosure is provided herein.

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

Results of Operations - Nine Months Ended March 31, 2015 and 2014

The Company plans to strengthen its core business, control its overall expenditures, improve the efficiency of its operations and continue its efforts to expand by acquiring other business opportunities.

All amounts shown below are presented in US$. As used below, the letter “K” appearing immediately after a dollar amount denotes that it has been rounded to the nearest US$1,000.

Net Revenues

As of June 30, 2014, the Company has completely disposed the entire paper business in the APT group of companies located at Shenzhen, Suzhou and Qingdao. There are no net revenues geneated from the operation during the nine months ended March 31, 2015.

The following table reflects the total net revenues and percentage of net revenues by major category for the periods indicated:

	2015	2015	2014	2014
	USD'000%		USD'000%
Sales of paper products	0	0%	18,854	95%
Agricultural products wholesale	0	0%	1,038	5%
	0	0%	19,892	100%

Total net revenues decreased to $0 during the three months ended March 31, 2015, as compared to $19K during the nine months ended March 31, 2014. The decrease in total net revenues was primarily due to the Company has completely disposed the entire paper business in the APT group of companies located at Shenzhen, Suzhou and Qingdao.

Cost of Revenues

The following table reflects the principal components of cost of revenues and the percentage of net revenues represented by each component for the periods indicated:

2015	2015	2014	2014
USD'000%	USD'000%
Engineering/technician salaries	0	0%	1	3%
Direct materials	0	0%	27	76%
Direct labor	0	0%	5	4%
Manufacturing overhead	0	0%	2	11%
Depreciation	0	0%	1	3%
Others	0	0%	1	3%
0	0%	37	100	%-

The Costs of revenues for the periods ended March 31, 2014 consist principally other costs including travel employee benefits and office expenses. Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense consists principally of sales commissions, advertising, other marketing expenses, rental expenses, salaries for administrative and sales staff, and corporate overhead.

The following table reflects the principal components of SG&A expense and the percentage of net sales represented by each component for the periods indicated:

	2015	2015	2014	2014
	USD'000%		USD'000%
Sales & Marketing salaries & commissions	2	14%	53	9%
Other sales and marketing exp	0	0%	5	1%
Rentals	4	29%	35	6%
Administrative salaries	5	36%	45	8%
Consultancy Fee	0	0%	60	10%
Corporate overhead	3	21%	7	2%
	14	100%	205	36%

The principal components of SG&A during the ninemonths ended March 31, 2014 were sales and marketing salaries and commissions, other marketing expenditures, administrative salaries and benefits, and other corporate expenses, which includes legal and professional fees, general office expenses, traveling expenses, general employee benefit expense, depreciation consultancy fees, and allowance for bad and doubtful accounts.

For the nine months ended March 31, 2015, SG&A expense increcsse by 72% to $14K, as compared to $205K for the nine months ended Mar 31,2014 since companies had no other expenses other that SG&A.

The decreased in SG&A was mainly come from closing down of two of the Company’s subsidiary independently operated APT Paper Group Limited paper factories located in Shenzhen and Suzhou.

Income Taxes

There was no income tax for both the nine months ended March 31, 2015 and the nine months ended March 31, 2014.

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

Net Income (Loss)

The Company had net loss of $0K during the nine months ended March 31, 2015, as compared to a net profit of $25K during the nine months ended March 31, 2014.

Liquidity and Capital Resources – March 31, 2015

At March 31, 2015, the Company had cash and cash equivalents of $2K and net current liabilities of $654K, as compared to $23K of cash and cash equivalents and $643K of net current liabilities capital at 30 June 2014. The accounts receivable was increased by $308K to $0K in 2015 as compared to $(308)K in 2014. The main reason of such decrease was due to the decrease in sales and closure of Shenzhen & Suzhou factories. The deposits, prepayments and other receivables were decreased $63K to $0K in 2015 as compared to $63K in 2014. The decrease was mainly from the decrease of trade deposits paid to suppliers & closure of factories.

Net cash used in operatiing activities was $14K and 2,183K for the nine months ended March 31, 2015 and March 31, 2014 respectively, mainly consisting of decrease closure of factories.

Net cash used in investing activities was $0K and $4K for the nine months ended March 31, 2015and March 31, 2014 respectively, mainly consisting of an increase in additions of fixed assets.

Net cash generated from financing activities and net cash used in financing activities was $0K for nine months ended March 31, 2015,

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

The Company has no long-term debt at March 31, 2015.

Subsequent Event

From the financial period  July 2014 to March 2015, the convertible loan holders have exercised their conversion right and the Company has issued 86,909,091 ordinary shares of common stock to them.

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
; no dividends are anticipated for the foreseeable future[if true] and there is no trading market in China.

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

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

We had no legal proceedings outstanding as at  March 31, 2015

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

UNI CORE HOLDINGS CORPORATION

Date: May 12, 2015	By:
Peng I-Hsiu
Chief Executive Officer

By:
Liu Yi-Sun
Chief Financial Officer